Form 10-K
period 1993-12-31
DELMARVA POWER & LIGHT CO /DE/
filed 1994-03-22
CIK 27879

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO
                         COMMISSION FILE NUMBER 1-1405

                         DELMARVA POWER & LIGHT COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE & VIRGINIA                          51-0084283
   (STATES OR OTHER JURISDICTIONS OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)                       19899
     800 KING STREET, P. O. BOX 231                    (ZIP CODE)
          WILMINGTON, DELAWARE
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 302-429-3011

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------            -----------------------------------------
FIRST MORTGAGE BONDS (SERIES ISSUED           NEW YORK STOCK EXCHANGE AND
 PRIOR TO 1968)                                PHILADELPHIA STOCK EXCHANGE.
PREFERRED STOCK, CUMULATIVE, PAR VALUE        PHILADELPHIA STOCK EXCHANGE
 $100.00 (SERIES ISSUED PRIOR TO 1978)
                                              NEW YORK STOCK EXCHANGE AND
COMMON STOCK, PAR VALUE $2.25                  PHILADELPHIA STOCK EXCHANGE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                ----------------

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              -    -

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JANUARY 31, 1994 WAS $1,311,729,482.

  AS OF JANUARY 31, 1994, THERE WERE ISSUED AND OUTSTANDING 59,082,904 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $2.25.

                               ----------------
                      DOCUMENTS INCORPORATED BY REFERENCE

  PART OF FORM 10-K               DOCUMENT INCORPORATED BY REFERENCE
  -----------------               ----------------------------------
 I (ITEM 1-SEGMENT     PORTIONS OF THE 1993 ANNUAL REPORT TO STOCKHOLDERS OF
  INFORMATION) AND     DELMARVA POWER & LIGHT COMPANY.
II (ITEMS 6, 7 AND 8)

        III            PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL
                       MEETING OF STOCKHOLDERS OF DELMARVA POWER & LIGHT
                       COMPANY, TO BE HELD MAY 26, 1994, WHICH DEFINITIVE PROXY
                       STATEMENT IS EXPECTED TO BE FILED WITH THE SECURITIES AND
                       EXCHANGE COMMISSION ON OR ABOUT APRIL 21, 1994.

         IV            PORTIONS OF THE 1993 ANNUAL REPORT TO STOCKHOLDERS OF
                       DELMARVA POWER & LIGHT COMPANY

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I
 Item 1. Business:
             The Company..................................................   I-1
             Segment Information..........................................   I-1
             Competition..................................................   I-1
               Electric Business..........................................   I-1
               Gas Business...............................................   I-3
             Electric Operations..........................................   I-3
               Installed Capacity.........................................   I-3
               Power Pool.................................................   I-4
               Reserve Margin.............................................   I-4
               Challenge 2000 Plan........................................   I-4
             Power Plants.................................................   I-6
               Nuclear....................................................   I-6
               Peach Bottom Units.........................................   I-6
               Salem Units................................................   I-7
               Hay Road...................................................   I-7
               Life Extensions and Repowerings............................   I-7
             Purchased Power..............................................   I-7
             Cost of Output for Load......................................   I-8
             Fuel Supply for Electric Generation..........................   I-8
               Coal.......................................................   I-8
               Oil........................................................   I-8
               Gas........................................................   I-8
               Nuclear....................................................   I-9
             Gas Operations...............................................  I-10
             Non-Regulated Utility Business (Steam Utility)...............  I-10
             Subsidiaries.................................................  I-11
             Regulatory and Rate Matters..................................  I-11
               Base Rate Proceedings......................................  I-11
               Fuel Adjustment Clauses....................................  I-13
               Other Regulatory Matters...................................  I-15
             Construction and Financing Program...........................  I-15
             Environmental Matters........................................  I-17
               Construction Expenditures..................................  I-17
               Clean Air Act..............................................  I-17
               Salem Nuclear Generating Station...........................  I-18
               Water Quality Regulations..................................  I-18
               Hazardous Substances.......................................  I-19
               Emerging Environmental Issues..............................  I-20
               Subsidiaries...............................................  I-20
             Retail Franchises............................................  I-20
             Number of Employees..........................................  I-20
             Executive Officers of the Registrant.........................  I-21
 Item 2. Properties.......................................................  I-22
 Item 3. Legal Proceedings................................................  I-23
 Item 4. Submission of Matters to a Vote of Security Holders..............  I-24

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                          ------
 PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters....................................................   II-1
 Item 6.  Selected Financial Data.......................................   II-1
 Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   II-1
 Item 8.  Financial Statements and Supplementary Data...................   II-1
 Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................   II-1
 Report of Independent Accountants......................................   II-2

 PART III
 Item 10. Directors and Executive Officers of the Registrant............  III-1
 Item 11. Executive Compensation........................................  III-1
 Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................  III-1
 Item 13. Certain Relationships and Related Transactions................  III-1

 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
             8-K........................................................   IV-1
 Signatures.............................................................   IV-15

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

  Delmarva Power & Light Company (the Company) was incorporated in Delaware in 1909 and in Virginia in 1979. The Company's wholly-owned subsidiaries, also incorporated in Delaware, include Delmarva Energy Company, Delmarva Industries, Inc., Delmarva Services Company, and Delmarva Capital Investments, Inc. For a discussion of the Company's subsidiaries, see "Subsidiaries" on page I-11.

  The Company is a public utility which provides electric service on the Delmarva Peninsula in an area consisting of about 5,700 square miles with a population of approximately one million. The Company also provides gas service in an area consisting of about 275 square miles with a population of approximately 457,000 in northern Delaware, including the City of Wilmington.

SEGMENT INFORMATION

  See Note 17 of the Notes to Consolidated Financial Statements contained in the Company's 1993 Annual Report to Stockholders filed as Exhibit 13.

COMPETITION

  Competition is increasing for certain electric and gas energy markets historically served by regulated utilities. In recent years, changing laws and governmental regulations, interest in self-generation, and competition from nonregulated energy suppliers are providing some utility customers with alternative sources to satisfy their electric and gas needs.

 Electric Business

  The Public Utility Regulatory Policies Act of 1978 (PURPA) facilitated the entry of potential competitors into the electric generation business. Under PURPA, a utility may be required to purchase the electricity generated by qualifying facilities at prices reflecting the utility's avoided cost as determined by utility procedures or state regulatory bodies.

  The Energy Policy Act of 1992 (the Energy Act) enabled the Federal Energy Regulatory Commission (FERC) to order the provision of transmission service (wheeling of electricity) for wholesale (resale) electricity producers and also provided for the creation of a new category of electric power producers called exempt wholesale generators (EWGs). These provisions of the Energy Act have enhanced the ability of utilities and non-utility generators to compete to serve resale customers currently served by a particular utility. Partly as a result of the Energy Act, industry-wide resale markets are experiencing increased competition. In 1993, gross electric revenues from the Company's resale business were $105.0 million or 13.0% of billed electric sales revenues.

  In response to the changing environment in the electric utility industry, the Company has modified existing strategies and also developed new strategies. From a customer or market perspective, the Company has concluded that focusing on growing the retail portion of the business provides the best opportunity to meet the twin objectives of satisfying customers' needs while providing a fair return to shareholders. During 1993, the Company began to develop new products and services for its retail markets and to hold preliminary discussions with certain municipalities in Delaware to either purchase their electric systems or enter into long-term supply contracts. In December 1993, the Company offered $103.5 million to purchase the electric system of the City of Dover, Delaware (Dover). Dover has approximately 18,500 electric customers and annual revenues from electricity sales of about $37 million. Although the Company expects that the impact on earnings from the potential purchase would be minimal over the first year or two, incremental earnings are expected once economies of scale are achieved. It is the Company's understanding that other parties have shown interest in the generation segment of Dover's business, but none have shown interest in purchasing Dover's entire electric system. In February 1994, PECO Energy Company (PECO), formerly known as Philadelphia Electric Company, announced that it is evaluating its strategic alternatives with respect to Conowingo Power Company (COPCO), its Maryland subsidiary, including determining the level of interest that other companies may have in acquiring COPCO. The Company has expressed an interest to PECO in acquiring COPCO and will seek to participate in an acquisition process if such a process is commenced. See "Other Regulatory Matters--Conowingo Power Company" on page I-15 for a further discussion of certain regulatory proceedings related to COPCO in which the Company has intervened.

  Although the Energy Act permits competition for wholesale customers only, competitive forces exist within the retail market and are expected to increase. Large retail customers (i.e. commercial and industrial customers) have choices to reduce their energy costs, including self-generation and relocation to the service territories of other utilities with lower rates. In addition, regulatory authorities may permit the retail wheeling of electricity, thereby permitting utilities and non-utility generators to compete to serve large retail customers currently served by a particular utility. The Company is positioned well for these competitive forces. The Company's prices for large retail customers are among the lowest in the region and are competitive with alternative sources of energy such as self-generation. The Company's average price for commercial customers in 1992 was 7.04 cents per kilowatt hour (kwh) compared to a regional average of 8.64 cents per kwh. The Company's average price for industrial customers in 1992 was 4.63 cents per kwh compared to a regional average of 6.59 cents per kwh. These regional averages are based on 1992 data for 27 utilities within a 300 mile radius of the Company. In order to keep customer prices competitive, the Company is stepping up its efforts to reduce costs.

  The Company believes it should have the ability to offer flexible pricing in order to compete to serve large retail customers. Such changes in pricing methods could require modification to the existing regulatory process. In Delaware, the Governor has convened a task force "to recommend reforms to the existing regulatory process, structure and organization that will improve utility efficiency and encourage utility innovation, while assuring continued availability of utility services at affordable and competitive prices." The task force includes representatives from the Delaware Public Service Commission
(DPSC), utilities (including the Company), industrial customers, government, and the public. The task force plans to issue recommendations that can be introduced as legislation in June 1994 in the General Assembly.

  In the resale market, the Company is seeking to reduce the risk associated with a customer switching energy suppliers on short notice because providing electricity service requires investments in capital-intensive facilities which have long lives and require long lead-times for construction. In the Company's most recent resale base rate case, its resale customers agreed to provide a two-year notice for load reductions up to 30% and a five-year notice for load reductions greater than 30%.

  Prior to this agreement, Old Dominion Electric Cooperative (ODEC), a resale customer, advised the Company that it would purchase up to 150 megawatts (MW) from another utility, beginning January 1, 1995. The Company is continuing to negotiate a partial-requirements service agreement (to serve the balance of ODEC's load) and a transmission service agreement (to transport the electricity ODEC plans to purchase from another utility) to become effective January 1, 1995. The maximum reduction in annual non-fuel revenues that could result from ODEC's purchase of 150 MW from another utility is estimated to be about $24 million or $0.24 per share based on projected shares outstanding in 1995. To mitigate the potential impact of this loss of business and expected increases in operating costs, the Company is pursuing off-system sales of capacity and energy (targeted increase in revenues: $10-$20 million), intensifying cost control efforts (targeted decrease in costs: $15-$20 million), and if necessary, may apply for increases in customer rates (targeted increase in revenues: $10-$15 million). The Company expects that some combination of these strategies will reduce, or possibly eliminate, the adverse earnings per share effect; however, the ultimate effect on future earnings depends on the degree of success experienced by the Company in implementing its strategies.

 Gas Business

  As a result of FERC initiatives, the interstate gas pipeline system has been opened further to permit the transportation of natural gas by end users, including the Company's gas customers. The Company has in place local transportation tariffs to complement this interstate pipeline service. As a result, some Company gas customers now buy gas directly from producers and transport the gas to their facilities in Delaware, paying a transportation fee to the Company for the use of the Company's gas transmission and distribution facilities.

  An issue contested in the Company's most recent gas base rate case involved the conditions under which firm customers would be able to switch to non-firm service such as Interruptible Gas Transportation (IGT) service. The Company's tariff in effect prior to this case did not allow firm customers to switch to non-firm service. The Company had proposed in this case to allow firm customers to switch to non-firm service with three years' advance notice. Intervenors in the case, comprised of a group of large firm and non-firm industrial gas customers, sought DPSC approval to allow switching to non-firm service with little or no prior notice. In July 1993, the DPSC approved a three-year notice requirement for firm customers switching to non-firm service. This notice period will mitigate the effect on the Company's results of operations of customers switching from firm to non-firm service.

  In a related matter, during the proceedings in the Company's most recent gas base rate case, the Company's largest firm gas customer filed a complaint in the Delaware Chancery Court seeking rescission of its current firm service agreement with the Company and other relief, including non-firm service as an IGT customer. This case was settled in October 1993, with the customer agreeing for a three-year period to transport or pay for a minimum amount of gas equal to 75% of the average amount of gas it has taken over the past three years. This settlement will not have a material impact on the Company's results of operations.

ELECTRIC OPERATIONS

 Installed Capacity

  The net installed summer electric generating capacity available to the Company to serve its peak load as of December 31, 1993 is presented below. The Company plans to maintain a balanced approach to energy supply, including conservation and load management, purchases of capacity and energy from other utilities and nonutility generators, and construction of new generating capacity. For a discussion of the energy supply plan, see "Challenge 2000 Plan" which begins on page I-4.

                                                                           % OF
     INSTALLED SUMMER CAPACITY                                   MEGAWATTS TOTAL
     -------------------------                                   --------- -----
     Coal Fired.................................................   1,141     40
     Oil-Fired..................................................     595     21
     Combustion Turbines/Combined Cycle.........................     511     18
     Nuclear....................................................     321     11
     Peaking Units..............................................     183      6
     Purchased Capacity.........................................      48      2
     Customer-owned Capacity....................................      57      2
                                                                   -----    ---
       Total....................................................   2,856    100
                                                                   =====    ===

  The net generating capacity available for operations at any time may be less than the total net installed generating capacity due to generating units being temporarily out of service for inspection, maintenance, repairs, or unforeseen circumstances. See "Item 2--Properties" on page I-22 for a detailed listing of net installed generating capacity by station.

 Power Pool

  The Company is a member of the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Interconnection). Under the PJM Interconnection Agreement, the Company's generation and transmission facilities are operated on an integrated basis with those of seven other utilities in Pennsylvania, New Jersey, Maryland, and the District of Columbia. This power pool was formed for the purpose of improving the reliability and operating economies of the systems in the group and to provide capital economies by permitting the sharing of reserve requirements on a group basis. The Company estimates that its fuel savings associated with energy transactions within the pool amounted to $9.0 million during 1993.

  The PJM Interconnection's installed capacity as of December 31, 1993 was 55,575 MW. The PJM Interconnection experienced a new all time peak demand of 46,429 MW on July 8, 1993, which resulted in a summer reserve margin of 19.4% (based on installed capacity of 55,440 MW on that date). The previous all-time peak demand of 45,870 MW was set on July 23, 1991.

  The Company is also a party to the Mid-Atlantic Area Coordination Agreement which provides for review and evaluation of plans for generation and transmission facilities and other matters relevant to the reliability of the bulk electric supply systems in the Mid-Atlantic area.

 Reserve Margin

  The Company's peak load in 1993 was 2,544 MW on July 9th, which surpassed the Company's previous peak demand of 2,430 MW on July 23, 1991. Because adequate generation was available at the time, this peak does not reflect full implementation of the Company's demand-side programs, including the curtailment of large interruptible customers. The Company's PJM Interconnection reserve obligation is based on normal weather conditions and full implementation of its demand-side programs, which the Company estimates would have resulted in a peak of 2,329 MW. Based upon this estimated peak and the Company's installed generating capacity of 2,856 MW at the time, the Company's reserve margin would have been 22.6%. The Company's PJM Interconnection reserve obligation varies from year to year but is typically around 18%.

  The Company's installed capacity obligation is established under the PJM Interconnection Agreement. Capacity deficiency charges may be incurred under the agreement if a member's installed capacity is less than its obligation. As a result of unpredicted changes in both load and capacity availability experienced during the previous PJM Interconnection planning period (June 1, 1992 through May 31, 1993), the Company expects to incur a capacity deficiency charge for the 1992-93 period. The Company has accrued a liability of $570,000 for the estimated amount of the charge. The Company limited this charge by purchasing PJM Interconnection capacity credits from one utility and trading capacity credits with another utility. The trade provided the Company with a credit towards 1992-93 PJM Interconnection capacity requirements and, in return, the Company will provide an equivalent credit to the other utility in a future period. The Company does not expect to incur a capacity deficiency charge during the 1993-94 PJM Interconnection planning period; however, the Company has entered into an agreement with another utility to acquire up to 85 MW of capacity credit for the period, should the need arise.

 Challenge 2000 Plan

  The Challenge 2000 Plan reflects the Company's strategy for meeting customers' energy needs while minimizing adverse impacts on the environment and keeping prices competitive. The key elements of the Challenge 2000 Plan are flexibility and balance. The plan can be accelerated, slowed, or modified to respond to changing energy demands, changing markets including the effects of competition, fluctuating fuel prices, emerging technologies, and changing laws and governmental regulations. The plan combines customer-oriented program alternatives, called demand-side options, and generation alternatives using emerging and existing technologies, called supply-side options. The strategy can be characterized as "Save Some, Buy Some, Build Some."

  As of the end of 1993, the demand-side programs ("Save Some") of the Challenge 2000 Plan had enrolled about 66,000 residential customers and about 500 commercial and industrial customers who in aggregate provide the Company with the ability to reduce its peak by approximately 225 MW. During 1992, for residential customers, the Company developed four new conservation programs, which include the sale of energy efficient products at below market prices (e.g., compact fluorescent bulbs and water heating accessories) and rebates for the installation of high efficiency central air conditioning and heat pumps. For commercial and industrial customers, the Company also developed four new conservation programs, which include rebates for energy efficient new commercial construction and motors. Following Maryland Public Service Commission (MPSC) approval in November 1992, the Company began implementing the programs in Maryland effective January 1, 1993. Following DPSC approval in September 1993, the Company began implementing the programs in Delaware effective January 1, 1994. In November 1993, the Company filed for approval of these new conservation programs with the Virginia State Corporation Commission
(VSCC). The Company expects a decision by the VSCC in April 1994.

  The supply-side portion of the Challenge 2000 Plan combines the use of power purchased from utility and nonutility generating companies ("Buy Some") and the construction of new generating capacity by the Company ("Build Some").

  In 1992, as part of the "Buy Some" portion of the Challenge 2000 Plan, the Company began the purchase of 48 MW of peaking capacity for 26 years from the Delaware City Power Plant owned by Star Enterprise (Star). In December 1992, the Company filed with the DPSC and MPSC for the approval of two agreements for the purchase of 198 MW of baseload capacity for 30 years from two non-utility generators--165 MW from the Delaware Clean Energy Project (DCEP) beginning at the Company's option in 1996 or 1997 and 33 MW from National Energy Resources Corporation (NERC) beginning in 1997. The MPSC approved the agreements in March 1993. In April 1993, the DPSC issued an order which neither approved nor disapproved the agreements. In June 1993, the Company terminated the NERC contract because the project's sponsor failed to post a security deposit required under the contract. In response to changes in the Company's load forecast, in November 1993, the Company and DCEP amended their agreement to delay the purchase of the capacity, while preserving an option (until November 1, 1994) to cancel the agreement. Purchases from other non-utility generators to start near the year 2000 are being considered.

  In May 1993, as part of the "Build Some" portion of the Challenge 2000 Plan, the Company placed into service a 175 MW combined cycle addition to the Hay Road combustion turbines (CTs). Also in January 1994, the MPSC granted conditionally to the Company a Certificate of Public Convenience and Necessity
(CPCN). The CPCN preserves the Company's option to construct and operate a 300 MW pulverized coal baseload unit in Dorchester County, Maryland, which would be placed in commercial operation by the year 2000 or later. The power plant, as currently planned, has an estimated construction cost of $566 million, excluding $129 million of allowance for funds used during construction (AFUDC). The Company also has a power plant life extension program and repowering plans to extend the operating lives of certain generating units. For a further discussion of the Company's "Build Some" plans, see "Life Extensions and Repowerings" on page I-7.

  The table on the following page summarizes the latest peak load and capacity forecast of the Challenge 2000 Plan over the current and next five PJM Interconnection planning years, which began on June 1, 1993. The Company periodically reviews and updates its forecast to reflect changes in peak load and capacity estimates. The Company expects to meet PJM Interconnection capacity reserve obligations in these future planning years.

                    PEAK LOAD (MW)         CAPACITY (MW)
        PJM      --------------------- ----------------------
     PLANNING     GROSS          NET
       YEAR      SUMMER  TOTAL SUMMER  TOTAL TOTAL    TOTAL   RESERVE
     BEGINNING   COMPANY "SAVE COMPANY "BUY  "BUILD INSTALLED MARGIN
      JUNE 1      PEAK   SOME"  PEAK   SOME" SOME"  CAPACITY    (%)
     ---------   ------- ----- ------- ----- ------ --------- -------
       1993       2,555   226   2,329    48  2,808   2,856     22.6%
       1994       2,618   237   2,381    48  2,758*  2,806*    17.8%
       1995       2,530   243   2,287    48  2,814   2,862     25.1%
       1996       2,593   251   2,342    48  2,818   2,866     22.4%
       1997       2,654   260   2,394    48  2,818   2,866     19.7%
       1998       2,719   269   2,450    48  2,818   2,866     17.0%

- --------
* The 50 MW reduction is due to capacity provided to another utility in accordance with a capacity trade agreement.

POWER PLANTS

 Nuclear

  The Company's nuclear capacity is provided by Peach Bottom Atomic Power Station (Peach Bottom) Units 2 and 3 and by Salem Nuclear Generating Station (Salem) Units 1 and 2. The Company jointly owns these units, as tenants in common, with PECO, Atlantic City Electric Company (AE), and Public Service Electric and Gas Company (PSE&G). The Peach Bottom units are operated by PECO and have a combined summer capacity of 2,086 MW, of which the Company is entitled to 157 MW (7.51%). The Salem units are operated by PSE&G and have a combined summer capacity of 2,212 MW, of which the Company is entitled to 164 MW (7.41%).

  The operation of nuclear generating units is regulated by the Nuclear Regulatory Commission (NRC). Such regulation requires that all aspects of plant operation be conducted in accordance with NRC safety and environmental requirements, and continuous demonstrations to the NRC that plant operations meet applicable requirements. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate.

  For a discussion of the Company's funding of its share of the estimated future cost of decommissioning the Peach Bottom and Salem nuclear reactors, see
Note 6 of the Notes to Consolidated Financial Statements contained in the Company's 1993 Annual Report to Stockholders filed as Exhibit 13.

 Peach Bottom Units

  On March 19, 1993, the NRC issued its Systematic Assessment of Licensee Performance (SALP) Report on the performance of activities at Peach Bottom for the period August 4, 1991 through October 31, 1992. A SALP Report evaluates seven functional areas which are assigned ratings of "1", "2", or "3", with "1" being the highest rating and "3" the lowest rating, although still acceptable. Peach Bottom earned a rating of "1" in the areas of Emergency Preparedness and Security and Safeguards, a rating of "2, Improving" in the areas of Plant Operations and Radiological Controls, and a rating of "2" in the other three functional areas. These numerical results were the same as the last SALP Report except the areas of Plant Operations and Radiological Controls, which showed an improving trend. The SALP Report stated that both units continued to operate in a safe manner and that performance improvements and the correction of previously identified deficiencies were indicated in most areas. The SALP Report also noted several weaknesses warranting continued management attention, including the areas of plant performance monitoring and engineering and technical support.

  In July 1992, the NRC issued an information notice alerting utilities owning boiling water reactors (BWRs), including the owners of Peach Bottom, to potential inaccuracies in water-level instrumentation during and after rapid depressurization events. In May 1993, the NRC issued a bulletin requiring BWR owners to, among other things, install instrumentation modifications during the first cold shutdown of the plant occurring after July 30, 1993. These modifications were implemented on Unit 2 in August 1993 and on Unit 3 in November 1993.

 Salem Units

  On September 1, 1993, the NRC issued its SALP Report on the performance of activities at Salem for the period December 29, 1991 through June 19, 1993. The NRC assigned ratings of "1" to Security and Radiological Controls, "1, Declining" to Emergency Preparedness, and "2" to the four other functional areas. These numerical results were the same as the last SALP Report except for the areas of Radiological Controls, which improved from "2, Improving" to "1", and Emergency Preparedness, which showed a declining trend. The NRC noted that Salem's performance during the period was good; however, a substantial number of operational challenges occurred which warranted additional management attention.

  In order to improve Salem's materiel condition, plant and personnel performance, and to address the NRC's concerns in its October 1990 SALP Report, the Salem owners, including the Company, are in the process of augmenting plans to improve Salem's materiel condition, upgrade procedures, and enhance personnel performance. The Company's share of these planned plant additions and improvements for 1994-1998 are reflected in the Company's estimates of construction expenditures for such periods. The planned improvements are expected to coincide with plant operating schedules.

  See page I-18 for a discussion on the cooling systems at Salem.

 Hay Road

  On June 1, 1993, Hay Road Unit 4, with a capacity of 175 MW, was placed in service at a total cost of $137.6 million, excluding $12.4 million of AFUDC. Hay Road Unit 4 is a combined cycle unit which uses exhaust heat from the three existing Hay Road CTs as its energy source. With the addition of Hay Road Unit 4, the entire Hay Road facility provides 511 MW of capacity, or approximately 18% of the Company's installed capacity.

 Life Extensions and Repowerings

  The Company is conducting a life extension program on its older major generating units to extend the operating life of each unit by a minimum of 20 years beyond the normal unit 30-year design life. Continued operation of these units will defer the construction of new capacity and will help to meet PJM Interconnection generating reserve margin obligations. Surveys of Indian River Units 1, 2, and 3 and Edge Moor Units 3 and 4 have been completed. Projects identified during the surveys are being implemented during scheduled maintenance outages. Edge Moor Unit 5 and Vienna Unit 8 will undergo conditional assessment surveys beginning in 1996. Construction expenditures on these projects for the five-year period 1994-1998 are expected to total approximately $29 million, excluding AFUDC.

  The Company also plans to repower Indian River Units 1 and 2 utilizing circulating fluidized bed technology. The units will be repowered in a phased-construction approach and are expected to be completed in 2003. The repowering will extend the operating life of each unit by 30 years and also will reduce emissions. Construction expenditures on these projects for the five-year period 1994-1998 are expected to be approximately $36 million, excluding AFUDC.

PURCHASED POWER

  The Company purchases coal-fired energy from the Allegheny Power System (APS) on an economic basis to replace higher-cost generation from the Company's oil-fired units. The Company also purchases 200 MW of energy from PECO under a short-term agreement, extending through December 31, 1994. The

Company receives additional energy from PECO (above 200 MW) as the energy is available. The Company's estimated fuel savings from these purchases amounted to $4.1 million during 1993.

  The Company also has purchased 48 MW of long-term capacity as discussed under "Challenge 2000 Plan" which begins on page I-4.

COST OF OUTPUT FOR LOAD

  The following table sets forth the Company's annual generation output, fuel cost per megawatt hour (MWh), and generation mix by unit fuel type for all Company-owned facilities. The Company uses coal as its predominant fuel source. Corresponding values for purchased power and for net interchange (purchases less sales) as a member of the PJM Interconnection are also listed.

    GENERATION                        1993              1992           1991
    ----------                   ----------------  -------------- --------------
                                 1,000   $/        1,000  $/      1,000  $/
   UNIT FUEL TYPE                 MWH    MWH   %    MWH   MWH  %   MWH   MWH  %
   --------------                ------  ---  ---  ------ --- --- ------ --- ---
   Coal-fired...................  6,028   18   47   4,696  19  39  5,499  20  45
   Oil-fired....................  2,343   24   18   1,713  26  14  1,761  30  15
   Nuclear......................  1,883    7   14   1,696   7  14  1,827   8  15
   Natural Gas..................  1,010   23    8     443  32   4    866  26   7
                                 ------  ---  ---  ------ --- --- ------ --- ---
     Total Company Generation... 11,264   18   87   8,548  18  71  9,953  20  82
   PURCHASES/INTERCHANGE
   ---------------------
   Purchases....................  3,200   22   25   2,826  22  23  1,595  23  13
   Net Interchange.............. (1,568) (30) (12)    755   7   6    562   4   5
                                 ------  ---  ---  ------ --- --- ------ --- ---
     Total Output for Load...... 12,896   18  100  12,129  19 100 12,110  19 100
                                 ======  ===  ===  ====== === === ====== === ===

FUEL SUPPLY FOR ELECTRIC GENERATION

  The Company's electric generating capacity by fuel type is shown under "Electric Operations--Installed Capacity" on page I-3.

 Coal

  Edge Moor Units 3 and 4, and the Indian River, Keystone and Conemaugh generating stations are coal-fired. As of December 31, 1993, a maximum of 97% of the Company's coal requirements were under supply contracts. During 1993, 21% of the coal was purchased under short-term contracts (less than three years), 70% under long-term contracts (up to ten years), and the balance was obtained through spot purchases. The Company does not anticipate any difficulty in obtaining adequate amounts of coal at reasonable prices.

 Oil

  From 75% to 100% of the residual oil used in Edge Moor Unit 5 is currently being supplied under a two-year contract which expires in 1994. The Company expects to negotiate a new contract in 1994 with similar terms. Any amount over 75% of requirements may be purchased in the spot market. Natural gas is utilized when economically feasible. The fuel supply contract for the Vienna Generating Station, which expires in 1995, provides from 70% to 100% of that station's requirements. Any amount over 70% of requirements may be purchased in the spot market.

 Gas

  Natural gas, which is the primary fuel for the three CTs at the Company's Hay Road site and a secondary fuel at Edge Moor Unit 5, is supplied partly through contracts described under "Gas Operations" on page I-10.

Additional natural gas is purchased on an interruptible basis from one of the Company's pipeline suppliers. The secondary fuel for the Hay Road CTs is kerosene which is purchased in the spot market.

 Nuclear

  The cycle of production and use of nuclear fuel involves the mining and milling of uranium ore to uranium concentrate, conversion of the uranium concentrate to uranium hexaflouride, enrichment of that gas, conversion of the enriched gas to fuel pellets, fabrication of fuel assemblies, and the use of the fuel assemblies in the generating station reactor. After spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. The Federal Government has an obligation for the transportation and ultimate disposal of the spent fuel, as discussed below.

  PECO has informed the Company that it has contracts for uranium concentrates which will satisfy the fuel requirements of Peach Bottom through 1996. PSE&G has informed the Company that it has contracts for uranium concentrates which will satisfy the fuel requirements of Salem fully through 2000 and, thereafter, 60% through 2002. The table below summarizes the years through which PECO and PSE&G have contracted for the other segments of the nuclear fuel supply cycle.

                                               CONVERSION ENRICHMENT FABRICATION
                                               ---------- ---------- -----------
   Peach Bottom Unit 2........................    1997      2008(1)     1999
   Peach Bottom Unit 3........................    1997      2008(1)     1998
   Salem Unit 1...............................    2000      1998(2)     2004
   Salem Unit 2...............................    2000      1998(2)     2005

- --------
(1) PECO has exercised its option to remain uncommitted under the United States Enrichment Corporation (USEC) enrichment contract from 2000-2002; however, this action does not exclude USEC enrichment services from consideration during this period. PECO does not anticipate any difficulties in obtaining necessary enrichment services for Peach Bottom.
(2) 100% coverage through 1998 and 30% through 2001. PSE&G has exercised its option to remain uncommitted under the USEC enrichment contract from 1999-2002; however, this action does not exclude USEC enrichment services from consideration during this period. PSE&G does not anticipate any difficulties in obtaining necessary enrichment services for Salem.

  In conformity with the Nuclear Waste Policy Act (NWPA), PECO and PSE&G entered into contracts with the United States Department of Energy (DOE) on behalf of the joint owners providing that the Federal Government shall for a fee take title to, transport, and dispose of spent nuclear fuel and high level radioactive waste from the Salem and Peach Bottom reactors. The Company is collecting a tenth of one cent per kilowatthour (kWh) of nuclear generation from electric customers through fuel rates to provide for the future cost of spent nuclear fuel disposal and is paying such amounts to the DOE. The DOE may revise this charge as necessary to ensure full cost recovery of nuclear fuel disposal. Under the NWPA, the Federal Government was to begin accepting spent fuel for permanent offsite storage no later than 1998. However, in December 1989, the DOE announced that it would not be able to open a permanent, high-level nuclear waste storage facility until 2010, at the earliest. The DOE has stated that it would seek legislation from Congress for the temporary storage of spent nuclear fuel for utilities beginning in 1998 or soon thereafter. The Company cannot predict when the temporary or permanent storage sites will become available.

  PECO has advised the Company that Peach Bottom has adequate on-site temporary storage capability until 1998 for Unit 2 and 1999 for Unit 3. Options for expansion of storage capacity are being investigated by PECO. PSE&G has advised the Company that Salem has adequate on-site temporary storage capability through March 1998 for Unit 1 and March 2002 for Unit 2. PSE&G expects to extend storage capacity at Salem Units 1 and 2 through March 2008 and March 2012, respectively, through a reracking project it began in 1992.

  The Energy Act provides, among other things, for the creation of a Decontamination & Decommissioning (D&D) Fund to pay for the future cleanup of DOE gaseous diffusion enrichment facilities. This plan is to be funded by both domestic utilities and the Federal Government. Domestic utilities will pay an aggregate amount of $150 million each year, adjusted annually for inflation, into the D&D Fund based on their past purchases from the DOE Uranium Enrichment Enterprise. This will continue for 15 years or until $2.25 billion, adjusted annually for inflation, is collected. The Company accrued a liability and corresponding regulatory asset of $8.1 million, representing its share of the $2.25 billion. The Energy Act provides that this cost is to be recoverable in the same manner as other fuel costs. The Company recovers fuel costs through fuel adjustment clause revenues as discussed on page I-13. In 1993, the Company made its first fund payment and began amortizing the D&D Fund cost to fuel expense. The DPSC issued an order approving recovery of these costs through the fuel adjustment clause. The MPSC, VSCC, and FERC have not yet addressed these costs. The liability accrued for the Company's share of the D&D Fund cost was $7.6 million as of December 31, 1993.

GAS OPERATIONS

  During 1993, the average production cost of all gas sold was $3.22 per thousand cubic feet (Mcf), compared with $2.70 per Mcf in 1992 and $2.69 per Mcf in 1991. The Company's maximum 24-hour system capability, including natural gas purchases, storage deliveries, and the planned send out of its local peak shaving plant, is 145,591 Mcf. The maximum 1993 daily firm sendout, which occurred on February 19, 1993, was 118,186 Mcf. The Company experienced a new all-time peak daily firm sendout of 158,512 Mcf on January 19, 1994. Emergency peak shaving equipment was used to meet the peak demand. The Company's previous all-time peak daily firm sendout of 119,284 Mcf had occurred on January 21, 1985.

  The gas requirements of the Company are purchased primarily under contracts with three pipeline suppliers. The Company is entitled to receive the following volumes of gas per day under its various contracts.

                                                    NUMBER OF EXPIRATION  DAILY
                                                    CONTRACTS   DATES      MCF
                                                    --------- ---------- -------
   Supply..........................................      4    1996-2004   21,615
   Transportation..................................      2       2004     56,544
   Storage.........................................      4    1995-2004   42,432
   Local Peak Shaving..............................    --         --      25,000
                                                                         -------
     Total.........................................                      145,591
                                                                         =======

The Company also purchases gas from pipelines and producers primarily under one- to five-year agreements. To provide supplemental gas, the Company has its own liquefied natural gas plant for liquefaction, storage, and re-gasification of natural gas. The plant has a maximum planned daily sendout of 25,000 Mcf.

  In 1992, the FERC issued Order No. 636 which requires the "unbundling" of interstate pipeline services, thereby giving gas distribution companies (such as the Company) greater options for gas supply, transportation, and storage. The Company has restructured its gas portfolio in response to FERC Order No. 636 but no major changes were required. FERC Order No. 636 also permits pipeline companies to include in their rates the transition costs of unbundling their services. The Company estimates that such transition costs will be approximately $2 million, in aggregate, and expects such costs to be collected from its gas customers.

NON-REGULATED UTILITY BUSINESS (STEAM UTILITY)

  Through 1991, the Company owned and operated an electric generating plant which supplied electricity and steam to an adjacent refinery owned by Star at Delaware City, Delaware. As previously reported, the Company sold this plant to Star in 1991. The Company entered into a contract with Star to operate the power plant for a fee from January 1992 through June 1995. Commencing in January 1993, the power plant is being operated through one of the Company's nonregulated subsidiaries. If the contract with Star is not renewed, there would not be a material impact on the Company's results of operations. See page I-24 for a discussion of litigation instituted by Star against the Company related to the operations of the plant prior to its sale to Star.

  The Company also sells process steam to the DuPont Company's Edge Moor, Delaware manufacturing plant via a pipeline from the Company's Edge Moor Power Plant.

SUBSIDIARIES

  Delmarva Energy Company and Delmarva Industries, Inc. are wholly-owned subsidiaries of the Company and are partners in joint venture oil and gas exploration and development programs in New York, Ohio, and Pennsylvania. As of December 31, 1993, the combined stockholder's equity of Delmarva Energy Company and Delmarva Industries, Inc. was $3.4 million.

  Delmarva Services Company, a wholly-owned subsidiary, leases an office building to the Company. As of December 31, 1993, the stockholder's equity of Delmarva Services Company was $5.1 million.

  Delmarva Capital Investments, Inc. (Delcap) is a wholly-owned subsidiary of the Company that has invested in leveraged equipment leases, alternative energy projects, real estate projects, landfill and waste-hauling companies and has also undertaken operation and maintenance contracts for alternative energy and related projects. Opportunities to grow Delcap's operating businesses and participate in other energy-related businesses, in conjunction with Company goals, are being pursued. Certain Company contributions have and may be required in pursuit of these opportunities. During 1993, Delcap made dividend payments of $3 million to the Company. As of December 31, 1993, the stockholder's equity of Delcap was $37.0 million. Of this amount, landfill and waste-hauling represented the largest component at about $21.3 million. The balance consisted primarily of investments in leveraged leases, limited partnerships, and real estate.

  For a further discussion of the Company's subsidiaries see the Nonutility Subsidiaries section of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16 of the Notes to Consolidated Financial Statements of the 1993 Annual Report to Stockholders filed as Exhibit 13.

REGULATORY AND RATE MATTERS

  The Company is subject to regulation with respect to its retail sales of electricity by the DPSC, MPSC, and the VSCC, each of which have broad powers over rate matters, accounting, and terms of service. Gas sales are subject to regulation by the DPSC. In limited respects concerning properties and operations in New Jersey and Pennsylvania, the Company is subject to regulation by the utility commissions in those states. FERC exercises jurisdiction with respect to the Company's accounting systems and policies, and the wholesale (resale) transmission and sale of electric energy. FERC also regulates the price and other terms of transportation of natural gas purchased by the Company. The percentage of utility operating revenues (electric and gas) regulated by each Commission for the year ended December 31, 1993 was as follows: DPSC 64%; MPSC 22%; VSCC 3%; and FERC 11%.

BASE RATE PROCEEDINGS

  The Company's most recent filings for electric base rate increases were made on October 30, 1992 in its Delaware retail, Maryland retail, and resale (FERC) jurisdictions and on May 7, 1993 in its Virginia retail jurisdiction. These increases, as filed, reflected a requested 12.5% return on common equity (12.23% for Virginia retail) and recovery of higher costs, including: the cost of the new Hay Road Unit 4 combined-cycle power plant; the expense increase associated with the cost of postretirement benefits under Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions;" and other items including general inflation. The increases which have resulted from these filings are being mitigated by fuel savings attributed to Hay Road Unit 4 combined cycle operation.

  These base rate proceedings, as well as other material base rate proceedings in process since January 1, 1993, are discussed on the following pages.

  The Company does not anticipate filing for an increase in electric base rates which would become effective in 1994 in any of its jurisdictions. The Company plans to file for an increase in gas base rates during the second quarter of 1994.

 Delaware Electric Rates

  DOCKET NO. 92-85

  On October 30, 1992, partly based on forecasted data, the Company filed an application for an annual $41.6 million increase in base rates. This increase was expected to be offset by estimated fuel savings of approximately $5.2 million related to Hay Road Unit 4 combined cycle operation, resulting in a net increase of $36.4 million or 8.5%. During the rate case, the Company lowered its rate increase request to $36.6 million (before fuel savings) based on updated information and a 12% return on equity.

  On October 5, 1993, the DPSC approved a settlement for a $24.9 million increase which reflects an 11.5% return on equity. When offset by the fuel savings associated with Hay Road Unit 4, which were included in the lower fuel rates that became effective in June 1993, customer rates increased approximately 3.7%.

 Delaware Gas Rates

  DOCKET NO. 91-24

  On July 2, 1991, the Company filed an application for an annual $4.8 million or 6.5% increase in base rates. The requested increase became effective February 2, 1992, subject to refund. On June 8, 1993, the DPSC approved an increase of $4.1 million or 5.6%, reflecting a 12.5% return on equity.

  An issue contested in this case involved the conditions under which firm customers would be able to switch to non-firm service such as Interruptible Gas Transportation (IGT) service. For a discussion of the outcome of this issue, see "Competition--Gas Business" on page I-3.

 Maryland Electric Rates

  CASE NO. 8492

  On October 30, 1992, partly based on forecasted data, the Company filed an application for an annual $14.6 million increase in base rates. When updated for actual data, the revenue request was $12.0 million. On April 1, 1993, the MPSC approved a settlement agreement for a $7.8 million increase effective April 1, 1993, two months earlier than expected. Although a specific return on equity was not specified in the settlement agreement, the Company believes that the implied return on equity approaches 12%. When offset by the fuel savings associated with Hay Road Unit 4, which were included in the lower fuel rates that became effective in April 1993, customer rates increased 2.3%.

 Virginia Electric Rates

  CASE NO. PUE920040

  On May 27, 1992, the Company filed an application for an expedited $1.5 million annual increase in base rates. This request became effective on July 1, 1992, subject to refund. On April 7, 1993, the VSCC approved an increase of $1.15 million or 5.1%, reflecting an 11.5% return on equity.

  CASE NO. PUE930036

  On May 7, 1993, the Company filed an application for an annual $2.3 million increase in base rates. The requested increase became effective October 5, 1993, subject to refund. On February 23, 1994, the VSCC approved a settlement for an increase of $1.3 million or 7.2%, reflecting an 11.05% return on equity.

 Resale Electric Rates

  DOCKET NO. ER92-236-000

  On December 20, 1991, the Company filed an application with FERC for an annual $5 million or 5.3% increase in base rates. On February 18, 1992, FERC issued an order permitting the Company to put a base rate increase of $4.8 million into effect on February 19, 1992, subject to refund. On June 29, 1993, the FERC approved a settlement agreement for an increase of $4.125 million or 4.4% effective February 19, 1992. A specific return on equity was not stated in the settlement agreement approved by FERC.

  DOCKET NO. ER93-96-000

  On October 30, 1992, the Company filed an application with FERC for an annual $5.6 million increase in base rates. This increase was expected to be offset by fuel savings of approximately $1.6 million related to Hay Road Unit 4 combined cycle operation, resulting in a net increase of approximately $4.0 million or 3.8%. On June 3, 1993, at the Company's request, an interim increase of $4.0 million became effective, subject to refund. The Company has reached settlement agreements with all of its resale customers allowing for an increase of $1.5 million or 1.5%. The difference between the amount reached in the settlement agreements and the Company's original request is primarily due to a lower return on equity. The settlement agreements also provide for a moratorium on rate design and longer termination notice periods. The resale customers agreed to provide a two-year notice for up to a 30% load reduction and a five-year notice for greater than a 30% load reduction. The FERC is expected to rule on these agreements during the second quarter of 1994.

FUEL ADJUSTMENT CLAUSES

  The Company's tariffs include fuel adjustment clauses that permit the collection of the costs of fuel burned in generating stations and the variable (energy) costs of purchased and net interchange power from the Company's retail and resale electric customers, and the costs of natural gas from its gas customers. Fuel costs are deferred and charged to operations on the basis of fuel costs included in customer billings under the Company's tariffs. For the Delaware, Virginia, and FERC jurisdictional customers, the clauses are based upon estimated annual fuel costs. For the Maryland jurisdictional customers, the clause is based on historical average costs. Supporting data are filed with and audited by the various commissions and formal hearings are held at periodic intervals as required by law. Fixed costs (capacity or demand charges) associated with purchased power transactions entered into for reliability reasons are generally subject to base rate recovery. The present status or results of significant fuel rate issues are discussed below. As of December 31, 1993, the Company had accrued fuel disallowance reserves which adequately provide for any disallowances of fuel costs and penalties related to the issues discussed below.

 Delaware

  The DPSC has a Power Plant Performance Program (PPPP) under which the Company can receive financial rewards or penalties based on the performance of its 15 major generating units. The maximum level or "cap" for penalties and rewards is limited to two percent (2%) of the total equity investment in the 15 units or approximately $3.2 million. The PPPP compares actual performance (defined as the three-year average equivalent availability factor (EAF) for fossil units or capacity factor (CF) for nuclear units) with a predetermined EAF/CF target for each generating unit.

  Results under the PPPP for calendar year 1992 were a penalty of $514,000, primarily due to an extended outage at Indian River Unit 4 from September 28, 1992 through January 13, 1993. Results under the PPPP for 1993 are expected to result in a reward of approximately $80,000.

  In November 1992, the Company made its annual retail fuel adjustment filing for 1993. This case was settled in October 1993 and resulted in the disallowance of $515,000 of net replacement power costs associated with the Salem Unit 2 turbine overspeed outage which lasted from November 9, 1991 through May 10, 1992. The settlement also provides for the avoidance of penalties under the PPPP for Salem Unit 2 estimated at $265,000 for the years 1992-1994. Thus, the net incremental replacement power costs which the Company will absorb through this settlement, based on its estimates, are $250,000.

  The DPSC has a three-year gas incentive program which was scheduled to end in July 1993. In a filing made in September 1993, the Company recommended that the gas incentive program be continued. It is expected that the DPSC will make a ruling in the second quarter of 1994. Under the program, the Company can receive a maximum $300,000 annual reward (penalty) if unaccounted-for gas volumes are below (above) 2.5% of total gas sendout volumes with a deadband of plus or minus 0.5%. The most recent period subject to this program was the twelve months ended July 1993. Since unaccounted-for gas volumes were within the deadband, there was neither a reward nor a penalty.

 Maryland

  The MPSC has a Generating Unit Performance Program (GUPP) for the Company's 15 major generating units. The GUPP does not have automatic rewards or penalties. It is used to assess the overall performance of these units. When the aggregate performance of these units equals or exceeds a predetermined system standard, as established by the MPSC, there is a rebuttable presumption of satisfactory performance. When the overall system standard is not met, the individual performance of each unit is compared to its specific performance standard. The MPSC could then institute an investigation into the performance levels of those units that operated below their respective standards and disallow certain fuel costs.

  The Company's 1992 GUPP results indicated that the system performance standard was not met, primarily due to Indian River Unit 4 and Salem Unit 2 not meeting their individual performance standards. These results were addressed in the Company's June 1993 retail fuel adjustment filing. On March 8, 1994, the MPSC issued an order approving a settlement agreement resulting in a $164,000 disallowance of replacement power costs.

  In February 1994, the Company filed its calculation of the 1993 GUPP results indicating that the system performance result met the aggregate performance standard.

  As previously reported, in April 1992 the Company made a retail fuel adjustment filing. The single contested issue was the methodology used by the Company to price natural gas burned for electric generation. Other parties had recommended disallowances ranging from $0.8--$1.2 million for the period May 1989 through December 1992. A settlement was reached in 1993 resulting in a $60,000 disallowance of fuel costs.

 Resale

  The Company has incurred certain mine closing costs that it has been recovering from resale customers through its wholesale fuel adjustment clause
(FAC). FERC staff has issued a preliminary audit report which recommends that the Company recompute the cost of fuel used in FAC billings to wholesale customers by eliminating the mine closing costs beginning in 1989 and make refunds with interest for any overbilled amounts. In the event of an unfavorable ruling, the amount subject to refund would be approximately $600,000.


  On May 19, 1993, the Company's municipal customers filed a complaint with the FERC seeking a $5.3 million refund of alleged excessive fuel and replacement power costs related to coal procurement practices and the operating performance of certain electric power plants. The Company believes the complaint is without merit and has filed an answer which includes a motion seeking dismissal of the complaint.

OTHER REGULATORY MATTERS

 Conowingo Power Company

  In September 1993, the MPSC initiated a proceeding to investigate COPCO's practice of purchasing all of its wholesale electric requirements from its parent PECO, which is the sole owner of COPCO. In October
1993, PECO and its affiliate Susquehanna Electric Company (SE) filed a rate schedule with the FERC which seeks to recover the costs of "stranded investment" in the event COPCO purchases electricity from sources other than PECO and SE. Also in November 1993, PECO and SE filed tariffs with the FERC which seek to establish charges for electricity supplied by sources other than PECO and SE and transmitted across PECO and SE's transmission lines. As a potential supplier of electricity to COPCO, the Company has intervened in the Maryland and the FERC proceedings described above. On March 10, 1994, in the FERC proceeding related to the establishment of a "stranded investment" charge, PECO made a settlement offer which provides that, among other matters, it would conduct a solicitation for COPCO's long-term power supply needs effective January 2006, enter into a power supply agreement with COPCO effective January 1996 with a rate discounted from PECO's current rate, and withdraw its "stranded investment" filing with the FERC. Following a review of the offer, on March 22, 1994, the Company responded to PECO's proposal with an offer in which the Company, among other matters, offered to purchase COPCO and enter into a long-term supply contract with PECO for at least 100 MW based on current market prices. The Company is unable to predict the outcome of the proceedings at the MPSC or at the FERC.

 Maryland Management Audit

  In March 1993, the MPSC began a focused management audit of seven areas of the Company's management and operations: affiliated transactions, the Company's relationship with the Maryland jurisdiction, management and organization, strategic planning, compensation and benefits, conservation efforts, and customer service. Focused management audits are conducted periodically by state public service commissions as part of the overall regulatory process. The Company last underwent such an audit in 1978 by the DPSC.

  The MPSC focused management audit was completed in August 1993. The overall assessment of the Company, in the areas reviewed, was that "Delmarva has successfully created a corporate culture that has resulted in the achievement of its long-term goals. The findings and the conduct experienced throughout the study reflect a well-managed company." The audit also supported the Company's efforts to fully develop and implement a market-oriented strategy in order to effectively face the unprecedented changes occurring in the utility industry. Findings in all seven audit areas generally were favorable. Thirty-one recommendations were made to the Company and thirty were accepted by the Company for follow-up.

 Delaware Task Force on Regulation

  For a discussion of the Public Utility Regulatory Task Force which is reviewing the regulatory process in Delaware, see "Competition--Electric Business" which begins on page I-1.

CONSTRUCTION AND FINANCING PROGRAM

  Construction expenditures for the period 1991-1993, excluding $26 million of AFUDC, and estimated construction expenditures for the period 1994-1998, excluding $29 million of AFUDC, are shown in the following table:

                                  CALENDAR YEAR (DOLLARS IN THOUSANDS)
                          -----------------------------------------------------
                                                                        1996-
                            1991     1992     1993     1994     1995     1998
                          -------- -------- -------- -------- -------- --------
   Electric Facilities:
     Production.......... $ 97,300 $125,800 $ 69,100 $ 59,400 $ 71,300 $222,600
     Transmission........   14,900   12,200   17,300   23,300   14,600   54,000
     Distribution........   41,200   43,000   40,300   40,300   49,400  155,500
   Gas Facilities........   17,900   14,300   17,000   16,900   18,200   59,500
   General Facilities....   10,500   12,100   16,300   15,400   25,400   69,100
                          -------- -------- -------- -------- -------- --------
                          $181,800 $207,400 $160,000 $155,300 $178,900 $560,700
                          ======== ======== ======== ======== ======== ========

  Capital requirements for the period 1994-1995 are estimated to be $395 million, including $25 million for the maturity of First Mortgage Bonds in 1994 and $334 million for utility construction (excluding AFUDC). The Company anticipates that during the period 1994-1995 approximately $250 million will be generated internally, which represents 63% of total capital requirements and 75% of construction requirements. Capital requirements for the period 1996-1998 are estimated to be $677 million, including $57 million for the maturity of long-term debt and $561 million for utility construction (excluding AFUDC). The Company anticipates that during the period 1996-1998 $431 million will be generated internally, which represents 64% of total capital requirements and 77% of construction requirements. The balance for both periods is expected to be provided by the sale of long-term debt and equity securities. The types, amounts, and times of such sales will depend upon future market conditions and the Company's target capital structure.

  The issuance of unsecured debt is limited by certain provisions in the Company's Restated Certificate and Articles of Incorporation, as amended (the Charter), to 20% of the Company's total capitalization excluding unsecured debt. As of December 31, 1993, these provisions would have permitted the Company to issue approximately $107 million of additional unsecured debt.

  The issuance of First Mortgage Bonds by the Company is limited by a covenant in its Mortgage and Deed of Trust dated October 1, 1943, as supplemented and amended (the Mortgage), with Chemical Bank (Trustee) requiring the pro forma ratio of consolidated earnings to interest on First Mortgage Bonds for any twelve consecutive months within the fifteen months preceding such issuance to be not less than 2.00. This ratio for the twelve months ended December 31, 1993 was 7.19. The issuance of First Mortgage Bonds by the Company also is limited in the Mortgage by the bondable value of property additions.

  Certain provisions in the Company's Charter limit the issuance of preferred stock. The most restrictive of these provisions requires that the pro forma ratio of consolidated earnings to fixed charges and preferred stock dividend requirements combined for any twelve consecutive months within the fifteen months preceding an issuance of preferred stock be 1.50 or greater. This ratio was 2.62 for the twelve months ended December 31, 1993.

  The Company does not expect that any of these limitations will restrict its ability to issue unsecured debt, First Mortgage Bonds, and preferred stock in the amounts necessary to meet its anticipated capital requirements.

  The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred dividends under the Securities and Exchange Commission
(SEC) Methods for 1989-1993 are shown below.

                                                  YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                  1993  1992  1991  1990  1989
                                                  ----  ----  ----  ----  ----
  Ratio of Earnings to Fixed Charges (SEC Meth-
   od)........................................... 3.47X 3.03X 2.58X 2.03X 3.01X
  Ratio of Earnings to Fixed Charges and Pre-
   ferred Dividends (SEC Method)................. 2.88X 2.51X 2.24X 1.69X 2.52X

  Under the SEC Methods, earnings, including AFUDC, have been computed by adding the amount of income taxes and fixed charges to net income. For the ratio of earnings to fixed charges and preferred dividends, preferred dividends represent annualized preferred dividend requirements multiplied by the ratio that pre-tax income bears to net income. Fixed charges include gross interest expense and the estimated interest component of rentals. Excluding the write-off of an investment in certain non-regulated subsidiary projects, the ratios of earnings to fixed charges and earnings to fixed charges and preferred dividends for the year ended December 31, 1990 would be 2.89X and 2.41X, respectively. Net income and income taxes related to the cumulative effect of a change in accounting for unbilled revenues recorded in 1991 are excluded from the computation of these ratios. Excluding the gain from the Company's share of a settlement reached in the lawsuit against PECO in connection with the shutdown of Peach Bottom, the ratios of earnings to fixed charges and earnings to fixed charges and preferred dividends for the year ended December 31, 1992 would be 2.78X and 2.30X, respectively.

  For further information on the Company's financing program, see Notes 7 through 9 of the Notes to Consolidated Financial Statements and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1993 Annual Report to Stockholders filed as Exhibit 13.

ENVIRONMENTAL MATTERS

  The Company is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Permits are required for the Company's construction projects and existing facilities. The Company has incurred, and expects to continue to incur, construction expenditures and operating costs because of environmental considerations and requirements. The Company is engaged in a continuing program to assure compliance with the environmental standards adopted by various regulatory authorities.

 Construction Expenditures

  Construction expenditures for environmental compliance, primarily with the Clean Air Act Amendments of 1990 (The Clean Air Act), for the years 1994-1995 are estimated at $44 million (excluding AFUDC) and for the years 1996-1998 are estimated at $65 million (excluding AFUDC). These amounts have been included in the Company's estimates of construction expenditures under "Construction and Financing Program" which begins on page I-15.

 Clean Air Act

  Title IV, Acid Rain Provisions, will require sulfur dioxide (SO/2/) and oxides of nitrogen (NOx) emission reductions from some wholly and jointly-owned generating units in two phases. Phase I and Phase II implementation will be in 1995 and 2000, respectively. Regarding SO/2/ reductions, the two coal fired units at the jointly-owned Conemaugh Power Plant are the Company's only Phase I units. Flue gas desulfurization (FGD) units are under construction at the facility and are expected to be completed in December 1994 and November 1995. The current project forecast is $377 million, of which the Company's share is $14 million. The remainder of the Company's wholly and jointly-owned fossil fired units are expected to meet Phase II emission limits through some combination of fuel switching, FGD, repowering, environmental dispatch and/or SO/2/ allowance trading.

  In addition to SO/2/ reductions, NOx emissions from coal units are limited by Title IV. Draft regulations for Phase I coal-fired units have been issued by the Environmental Protection Agency (EPA) and can be satisfied through operational changes and the use of low-NOx burner technology. Compliance for the two coal fired units at the Conemaugh Power Plant, which are the Company's only Phase I NOx units, is included in the SO/2/ compliance project discussed above. Phase II NOx control regulations will not be promulgated by the EPA until 1997. It is likely that the NOx reductions required under this title of the Clean Air Act will be achieved through compliance with Title I requirements as discussed below.

  Control of NOx emissions from major stationary sources will also be required by the Title I ozone nonattainment provisions of the Clean Air Act. In order to attain the national ambient air quality standard for ozone, the States of Delaware, Maryland, and Virginia are required by the EPA to promulgate Reasonably Available Control Technology (RACT) regulations for existing sources that are located within ozone nonattainment regions or are within the Northeast Ozone Transport Region. These regulations would require additional equipment on certain generating facilities. The Company's generating facilities in Virginia are not anticipated to be affected by RACT rules, as they are located in ozone attainment areas and are outside the Northeast Ozone Transport Region.

  The Delaware Department of Natural Resources and Environmental Control (DNREC) promulgated NOx RACT regulations in January 1993. The Company, along with several other affected parties, appealed the regulations. Pursuant to a settlement between the appellants and DNREC, DNREC issued amended regulations in November 1993, which are satisfactory to the Company. These regulations are subject to approval by the EPA. In order to comply with the DNREC NOx RACT regulations, in November 1993 the Company filed a proposal with DNREC to make operating changes in, and to install additional equipment on, certain generating facilities, including installation of low NOx burner technology on Edge Moor Units 4 and 5 and Indian River Units 3 and 4. The generating capacities of these plants are not expected to be affected by these changes.

  In Maryland, RACT regulations were promulgated in the fall of 1992. The Company has submitted a RACT proposal for its Maryland facilities which relies on improving existing combustion system operations to minimize NOx emissions.

  The anticipated capital cost for compliance with the Company's Delaware and Maryland RACT proposals is approximately $35 million. Because of uncertainties as to the final RACT regulations and as to the revisions which may be required to the Company's RACT proposals, it is possible that additional costs will be incurred at these and other facilities to further control NOx emissions. However, the Company cannot predict the additional costs, if any, that may be incurred.

  The Company is in the process of installing continuous emissions monitoring equipment on its affected Title IV units and units subject to certain Title I NOx RACT rules by December 31, 1994. It is estimated that the construction expenditures for such monitors will be approximately $7 million.

  The Clean Air Act also imposes operating permit fees on affected sources. The Company's permit fees are anticipated to be approximately $750,000 per year, when the program is fully implemented in the mid-1990's.

  To help attain ambient air quality standards, the Clean Air Act mandates that the emission of certain air pollutants associated with the construction of new sources or modifications to existing facilities be offset by reductions in similar emissions from existing sources. Such requirements may affect the Company's ability to locate, construct, and expand generating facilities in the future.

  The Company anticipates that the costs of complying with the Clean Air Act will be recoverable from its customers.

 Salem Nuclear Generating Station

  In June 1993, the New Jersey Department of Environmental Protection and Energy (NJDEPE) issued a draft permit that would require PSE&G to undertake various measures to protect aquatic life in the Delaware Estuary and to provide broad-ranging ecological benefits. Such measures include the restoration and/or enhancement of 10,000 acres of marshlands, modifications to Salem's intake screens, and a comprehensive biological monitoring program. The draft permit would not require PSE&G to construct closed-cycle cooling towers, as was originally proposed under a 1990 NJDEPE draft permit and which PSE&G believes are unnecessary. The estimated cost of compliance with the draft permit is approximately $90 million of which the Company's share would be $6.7 million. The estimated cost for closed-cycle cooling towers, based on natural draft and forced draft technologies, range from $720 million to $2 billion, including the cost of replacement power while the units are shut down during construction, of which the Company's share would be from $53 to $148 million.

  The NJDEPE received a substantial number of comments on the draft permit including a large number of suggestions that the draft permit be changed to require closed-cycle cooling towers. The comments to the NJDEPE also made a variety of claims as to alleged legal defects in the draft permit. NJDEPE has stated that it intends to issue a final permit in the second quarter of 1994. The EPA has authority to veto the issuance of a final permit by the NJDEPE, and action by the EPA cannot be predicted. If a final permit is issued which maintains the terms of the draft permit, additional permits from various agencies will be required for implementation, as to which no assurance can be given. The Company cannot predict the outcome of this matter.

 Water Quality Regulations

  DNREC and the Maryland Department of the Environment (MDE) have proposed major changes to water quality regulations which emphasize increased control of toxic pollutants and signal a shift away from existing technology-based standards. In addition, DNREC has proposed increased restrictions on thermal discharge limits. In Delaware, regulations have been issued and are in effect. In Maryland, the MDE has issued proposed regulations for comment. As part of this process, one discharge from the Indian River Power Plant was included on a Delaware list of suspected toxic pollutant discharges and one discharge from the Vienna Power Plant was added to the Maryland toxic discharge list by the EPA. National Pollutant Discharge Elimination System (NPDES) permit modifications for each plant are expected in 1994. The cost of complying with the final modified Delaware and Maryland regulations is not expected to be material.

  The Clean Water Act requires that the cooling water intake and discharge systems at the Edge Moor and Indian River Power Plants minimize adverse environmental impact. Between 1976 and 1979, the Company submitted to DNREC the results of environmental impact studies which demonstrated compliance with the Act. DNREC is in the process of updating the Company's studies to determine if the systems are in compliance. These studies are expected to take one to two years. If it should be determined that the intake and/or discharge systems are not in compliance with the Act, construction expenditures to modify the systems could be from $3 to $47 million.

 Hazardous Substances

  The disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and State statutes authorize governmental agencies to compel responsible parties to remediate certain abandoned or uncontrolled hazardous waste sites. The Company's exposure is minimized by adherence to environmental standards for Company-owned facilities and through a contractor screening and audit process.

  The Company currently is a potentially responsible party (PRP) at one federal Superfund site in Philadelphia, Pennsylvania (the Metal Bank/Cottman Avenue site) where it had sent scrap transformers for reclamation. The site is alleged to be contaminated with PCBs and other hazardous wastes. The Company and other utilities formed a PRP group and signed an Administrative Order on Consent with the EPA to finance and conduct a Remedial Investigation/Feasibility Study (RI/FS) to determine the need for any additional cleanup. The study is expected to be completed in the fall of 1994. The Company's allocated share of the PRP group is 0.24 percent. The total cost of the RI/FS is estimated to be approximately $5.2 million, making the Company's share approximately $12,000. The cleanup remedy and total costs are not yet known; however, based on the Company's allocated share of the potential liability, total cleanup costs to be incurred by the Company are not expected to be material.

  The Company also is alleged to be a third-party contributor at two other federal Superfund sites: the Bridgeport Rental and Oil Services site in Logan Township, New Jersey, and the Berks Associates site in Douglassville, Pennsylvania. In the past, the Company allegedly had contracted with certain waste haulers to dispose of waste oil. These waste haulers contend that certain volumes of waste oil that they sent to these sites originated from the Company. Because evidence linking the Company to the sites is weak and the volume of waste oil purportedly sent to the sites is small, the Company does not expect its share of total cleanup costs, if any, for both sites to exceed $75,000.

  The Company's former coal gasification sites in Wilmington and New Castle have been placed on Delaware's list of state superfund sites by DNREC. Also, the Company's former coal gasification site in Cambridge has been placed on Maryland's list of state superfund sites by MDE. Until investigations are completed, it cannot be determined whether remediation at the New Castle and Cambridge sites will be necessary and, if so, what the resultant costs will be.

  The Company completed its own investigation and risk assessment of the Wilmington coal gasification site in 1987. Based on the results of that study, which were submitted to DNREC, the Company determined that the site posed a minimal risk to the environment and the surrounding community. DNREC has now advised the Company that additional field sampling will be required so that an updated risk assessment of the site and other adjacent areas can be completed. The Company is cooperating with DNREC in developing and conducting the assessment, which is expected to be completed in the fall of 1994 at a total cost of approximately $250,000. If sufficient site contamination and/or risk to the environment is identified, the

Company may be required to incur costs for site remediation. If remediation should consist of paving the site, the cost would be approximately $500,000. Additional costs could be incurred if paving the site is not sufficient to mitigate contamination. However, until the risk assessment is completed, the Company cannot predict what actions and related costs, if any, may be required to remediate the site.

  The Company anticipates that risk assessment and any remediation costs will be recoverable from its customers.

 Emerging Environmental Issues

  An environmental issue that could affect the electric utility industry is that of potential health risks associated with exposure to electric and magnetic fields (EMF) from electric transmission lines and other facilities. Studies present conflicting evidence and inconclusive results. Although no direct link between EMF and human health has been identified, the Company supports further research. The outcome of future studies may affect the Company's design, location, and cost of electric power facilities. However, the Company cannot predict the outcome of this issue.

  Another environmental issue that could affect the electric utility industry is the emission of "greenhouse gases," in particular the release of carbon dioxide from generating facilities into the atmosphere which has been associated with the potential for global warming. Despite scientific uncertainties and disagreements regarding the effects of global warming, the Company is exploring cost-effective ways to reduce greenhouse gas emissions while satisfying its customers' growing demand for energy. Specific actions include supporting scientific research, continuing its balanced environmental stewardship/energy resource plans (the Challenge 2000 Plan), and enhancing energy conservation in the Company's operations. President Clinton's Climate Change Action Plan introduced in October 1993 relies primarily on voluntary initiatives. Should mandatory emissions limitations or a "carbon tax" be imposed, the Company's operations could be affected. However, the Company cannot predict the outcome of this issue.

 Subsidiaries

  Certain of the Company's subsidiaries are also subject to regulations with respect to the environmental effects of their operations, including air and water quality control, solid waste disposal, and limitation on land use by various federal, regional, state, and local authorities. The Company believes that its subsidiaries are in substantial compliance with all environmental regulations.

RETAIL FRANCHISES

  The Company holds franchises, which are for the most part unlimited in time, for the rendition of retail electric and gas service in certain designated areas and municipalities in the State of Delaware, pursuant to legislative enactments of the General Assembly and to consents, orders, and permits from various public bodies and municipal authorities.

  The Company generally has perpetual franchises for the rendition of retail electric service in all of its assigned territories in the State of Maryland, pursuant to Maryland law and appropriate orders of the MPSC.

  The Company has perpetual franchises for the rendition of retail electric service in certain designated areas of the Commonwealth of Virginia, pursuant to appropriate orders of the VSCC under the Virginia Public Utility Facilities Act. It also has franchises for the rendition of retail electric service within other municipalities which are not perpetual, but which are expected to be renewed at their expiration dates.

  In Pennsylvania, the Company holds certificates of public convenience from the Pennsylvania Public Utility Commission to own and exercise rights with respect to its interests in certain electric generating stations and transmission lines located in the State.

NUMBER OF EMPLOYEES

  The number of full time employees of the Company at December 31, 1993 was 2,810.

  A total of 1,613 employees are represented by the International Brotherhood of Electrical Workers Locals 1238 (Northern) and 1307 (Southern). Local 1238 and 1307 contracts with the Company expire on December 15, 1994 and June 25, 1995, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages, and positions of all of the executive officers of the Company as of December 31, 1993 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                           (AS OF DECEMBER 31, 1993)

                                                            BUSINESS EXPERIENCE
        NAME, AGE AND POSITION                              DURING PAST 5 YEARS
        ----------------------                              -------------------
 Howard E. Cosgrove, 50.................    Elected 1992. President and Chief Operating Officer
  Chairman of the Board, President, and     from 1991 to 1992; Executive Vice President from 1985
  Chief Executive Officer and Director      to 1991.

 H. Ray Landon, 58......................    Elected 1988.
  Executive Vice President and Director

 Ralph E. Klesius, 51...................    Elected 1992. Vice President, Engineering from 1988
  Senior Vice President and                 to 1992.
  Environmental Compliance Officer

 Thomas S. Shaw, 46.....................    Elected 1992. Vice President/President, Delmarva
  Senior Vice President/President,          Capital Investments, Inc. from 1991 to 1992;
  Delmarva Capital Investments, Inc.        Vice President, Gas Division from 1990 to 1991;
                                            Vice President, Production from 1984 to 1990.

 Barbara S. Graham, 45..................    Elected 1992. Treasurer from 1987 to 1992.
  Vice President and Chief Financial
  Officer

 Donald E. Cain, 48.....................    Elected 1988.
  Vice President, Administration

 Paul S. Gerritsen, 48..................    Elected 1992. Vice President and Chief Financial Officer
  Vice President, Strategic Energy          from 1987 to 1992.
  Markets, Pricing and Regulation

 Kenneth K. Jones, 57...................    Elected 1987.
  Vice President, Planning

 Wayne A. Lyons, 54.....................    Elected 1990. Vice President from 1985 to 1990.
  Vice President, Division Operations

 Frank J. Perry, 50.....................    Elected 1990. Vice President, Gas Division from
  Vice President, Production                1986 to 1990.

 Jack Urban, 50.........................    Elected 1991. General Manager, Production Services
  Vice President, Gas Division              from 1990 to 1991; General Manager, Fuel Supply from
                                            1984 to 1990.

 James P. Lavin, 46.....................    Elected 1993. Comptroller-Corporate and Chief
  Comptroller and Chief Accounting          Accounting Officer from 1989 to 1993; Assistant
  Officer                                   Comptroller from 1983 to 1989.

ITEM 2. PROPERTIES

  Substantially all utility plants and properties of the Company are subject to the lien of the Mortgage under which the Company's First Mortgage Bonds are issued.

  The Company's electric properties are located in Delaware, Maryland, Virginia, Pennsylvania, and New Jersey. The following table sets forth the net installed generating capacity available to the Company to serve its peak load as of December 31, 1993.

                                                                       NET INSTALLED
                                                                          SUMMER
                                                                        GENERATING
                                                                         CAPACITY
      STATION                                     LOCATION              (KILOWATTS)
      -------                                     --------             -------------
   COAL-FIRED
     Edge Moor......................  Wilmington, DE..................     251,000
     Indian River...................  Millsboro, DE...................     764,000
     Conemaugh......................  New Florence, PA................      63,000(A)
     Keystone.......................  Shelocta, PA....................      63,000(A)
                                                                         ---------
                                                                         1,141,000
                                                                         ---------
   OIL-FIRED
     Edge Moor......................  Wilmington, DE..................     444,000
     Vienna.........................  Vienna, MD......................     151,000
                                                                         ---------
                                                                           595,000
                                                                         ---------
   COMBUSTION TURBINES/COMBINED CY-
    CLE
     Hay Road.......................  Wilmington, DE..................     511,000
                                                                         ---------
   NUCLEAR
     Peach Bottom...................  Peach Bottom Twp., PA...........     157,000(A)
     Salem..........................  Lower Alloways Creek Twp., NJ...     164,000(A)
                                                                         ---------
                                                                           321,000
                                                                         ---------
   PEAKING UNITS
     Christiana.....................  Wilmington, DE..................      45,000
     Edge Moor......................  Wilmington, DE..................      13,000
     Madison Street.................  Wilmington, DE..................      11,000
     West...........................  Marshallton, DE.................      14,000
     Delaware City..................  Delaware City, DE...............      14,000
     Indian River...................  Millsboro, DE...................      17,000
     Vienna.........................  Vienna, MD......................      17,000
     Tasley.........................  Tasley, VA......................      26,000
     Salem..........................  Lower Alloways Creek Twp., NJ...       3,000(A)
     Crisfield......................  Crisfield, MD...................      10,000
     Bayview........................  Bayview, VA.....................      12,000
     Keystone.......................  Shelocta, PA....................         400(A)
     Conemaugh......................  New Florence, PA................         400(A)
                                                                         ---------
                                                                           182,800
                                                                         ---------
   PURCHASED CAPACITY...............  Delaware City, DE...............      48,000
   CUSTOMER-OWNED CAPACITY..........  Delaware City, DE...............      57,000(B)
                                                                         ---------
     Total..........................                                     2,855,800
                                                                         =========

- --------
(A) Company portion of jointly owned plants.
(B) Represents capacity owned by a refinery customer which is available to the Company to serve its peak load.

  Major transmission and distribution lines owned and in service are as follows:

     VOLTAGE                                                       CIRCUIT MILES
     -------                                                       -------------
     Transmission:
       500 kV.....................................................        16
       230 kV.....................................................       247
       138 kV.....................................................       426
        69 kV.....................................................       714
     Distribution:
        34 kV.....................................................       109
        25 kV and below...........................................     8,999

  The Company's electric transmission and distribution system includes 1,338 transmission poleline miles of overhead lines, 5 transmission cable miles of underground cables, 6,634 distribution poleline miles of overhead lines, and 4,294 cable miles of distribution underground cables.

  The Company has a liquefied natural gas plant located in Wilmington, Delaware with a storage capacity of 3.045 million gallons and a planned sendout capacity of 25,000 Mcf per day.

  The Company also owns four natural gas city gate stations at various locations in its gas service territory. These stations have a total sendout capacity of 125,000 Mcf per day.

  The following table sets forth the Company's gas pipeline miles:

        Transmission Mains......................................   111*
        Distribution Mains...................................... 1,284
        Service Lines........................................... 1,012

        --------
        * Includes 11 miles of joint-use gas pipeline that is used 10% for gas and 90% for electric.

  The Company owns and occupies office buildings in Wilmington and Christiana, Delaware and Salisbury, Maryland, and also owns elsewhere in its service area a number of properties that are used for office, service, and other purposes.

ITEM 3. LEGAL PROCEEDINGS

  In October 1992, the Company's largest firm gas customer filed a complaint in the Delaware Chancery Court seeking rescission of its current firm service agreement with the Company and other relief, including non-firm service as an interruptible Gas Transportation customer. For a discussion of the outcome of this case, see "Competition--Gas Business" on page I-3.

  In November 1992, DCTC-Glendon, Inc., a subsidiary of the Company, filed a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against Energenics/Glendon, Inc. (EGI) and Joseph M. Reibman (Reibman), the sole shareholder of EGI. In July 1993, the court entered an order granting EGI's and Reibman's motion to file omitted counterclaims and add counterclaim defendants, including the Company, various subsidiaries of the Company, and certain individual officers and employees of the Company and its subsidiaries. In February 1994, DCTC-Glendon, Inc., Delcap, Reibman and the counterclaim defendants settled the litigation and all claims made by the parties were dismissed with prejudice.

  In June 1993, the Delaware Coastal Zone Industrial Control Board (the "Board") adopted regulations (the "Regulations") under Delaware's Coastal Zone Act which would, among other things, prohibit the Company from constructing new power-generating facilities or expanding any of its existing power-generating facilities outside a designated boundary. In July 1993, the Company filed a complaint in the Delaware Superior Court seeking to have the Regulations declared null and void. In addition, the Company joined with other affected parties in filing a complaint in July 1993 in the Delaware Chancery Court. The Chancery Court complaint alleges procedural violations of the Freedom of Information Act by the Board in the passage of the Regulations and requests that the Regulations be declared null and void. The Company cannot predict the outcome of either of these lawsuits.

  On December 14, 1993, Star filed a complaint against the Company in Delaware Chancery Court alleging that the Company overcharged it for pension and tax-related costs under a contract entered into by the parties' predecessors in 1955. The complaint asks for a refund and damages totalling $9.3 million. While the Company believes that it did not overcharge Star and is defending its position, it cannot predict the outcome of the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on the New York and Philadelphia Stock Exchanges and has unlisted trading privileges on the Cincinnati, Midwest, and Pacific Stock Exchanges and had the following dividends declared and high/low prices by quarter for the years 1993 and 1992.

                                           1993                   1992
                                  ---------------------- -----------------------
                                               PRICE                  PRICE
                                  DIVIDEND ------------- DIVIDEND --------------
                                  DECLARED  HIGH   LOW   DECLARED  HIGH    LOW
                                  -------- ------ ------ -------- ------- ------
First Quarter.................... $.38 1/2  $24   22 1/8 $.38 1/2 $21 1/2  $20
Second Quarter...................  .38 1/2 24 1/8 21 1/2  .38 1/2  22 7/8 20 1/2
Third Quarter....................  .38 1/2 25 7/8 23 1/8  .38 1/2  23 3/4 22 1/2
Fourth Quarter...................  .38 1/2 25 5/8 21 1/4  .38 1/2  23 7/8 22 1/8

  The Company had 58,225 registered holders of common stock as of December 31, 1993.

  The Charter and the Mortgage securing the Company's outstanding bonds contain restrictions on the payment of dividends on common stock which would become applicable if its capital and retained earnings fall below certain specific levels or if preferred stock dividends are in arrears.

  The retained earnings available for dividends on common stock as of December 31, 1993 were approximately $223,814,000 under the most restrictive of these provisions.

  While the Board of Directors intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will necessarily be dependent upon the Company's future earnings, financial requirements, and other factors. For a further discussion of dividends, refer to the "Dividends" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1993 Annual Report to Stockholders, incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA

  This information is contained on page 18 of the 1993 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This information is contained on pages 19 through 26 of the 1993 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is hereby incorporated by reference herein. Refer to the "Competition" section of Part I herein for an update to the disclosure included in the "Competition" section of Management's Discussion and Analysis of Financial Condition and Results of Operations concerning strategies to mitigate the expected loss of revenues in 1995 due to the decision of a resale customer
(ODEC) to purchase up to 150 MW from another utility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements, notes 1 through 18 to consolidated financial statements, and related report thereon of Coopers & Lybrand, independent accountants, appear on pages 27 through 46 of the 1993 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is hereby incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Delmarva Power & Light Company
Wilmington, Delaware

  Our report, which includes an explanatory paragraph regarding the Company's changes in its methods of accounting for unbilled revenues, income taxes, and postretirement benefits other than pensions, on the consolidated financial statements of Delmarva Power & Light Company has been incorporated by reference in this Form 10-K from page 27 of the 1993 Annual Report to Stockholders of Delmarva Power & Light Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index in Item 14 of this Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                         Coopers & Lybrand

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 4, 1994

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  "Proposal No. 1 -- Election of Directors" is incorporated by reference herein from the Definitive Proxy Statement which is expected to be filed on or about April 21, 1994, and information about the executive officers of the registrant is included under Item 1.

ITEM 11. EXECUTIVE COMPENSATION

  "Executive Compensation" is incorporated by reference herein from the Definitive Proxy Statement which is expected to be filed on or about April 21, 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  "Proposal No. 1 -- Election of Directors" is incorporated by reference herein from the Definitive Proxy Statement which is expected to be filed on or about April 21, 1994.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                     III-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this report:

    1. Financial Statements--The following financial statements are contained in the Company's 1993 Annual Report to Stockholders filed as Exhibit 13 hereto and incorporated herein by reference.

                                                                       1993
                                                                   ANNUAL REPORT
                        FINANCIAL STATEMENT                           (PAGE)
                        -------------------                        -------------
   Consolidated Statements of Income for the three years ended
    December 31, 1993............................................       28
   Consolidated Statements of Cash Flows for the three years
    ended December 31, 1993......................................       29
   Consolidated Balance Sheets as of December 31, 1993 and 1992..    30 and 31
   Consolidated Statements of Capitalization as of December 31,
    1993 and 1992................................................       32
   Consolidated Statements of Changes in Common Stockholders' Eq-
    uity for the three years ended December 31, 1993.............       33
   Notes to Consolidated Financial Statements....................    34 to 46

    2. Financial Statement Schedules--The following financial statement schedules are contained in Part IV of this report.

                                                                      1993
                                                                    FORM 10K
                              SCHEDULE                               (PAGE)
                              --------                            -------------
   V  Utility Plant Property for the three years ended December
      31, 1993................................................... IV-3 to IV-8
   VI Consolidated Accumulated Depreciation and Amortization
      (Utility Plant) for the
      three years ended December 31, 1993........................ IV-9 to IV-11
   IX Short-Term Borrowings for the three years ended December
      31, 1993...................................................     IV-12
   X  Supplemental Income Statement Information for the three
      years ended December 31, 1993..............................     IV-13

    All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or the notes thereto.

    3. Schedule of Operating Statistics for the three years ended December 31, 1993 can be found on page IV-14 of this report.

    4. Exhibits

   EXHIBIT
   NUMBER
   -------
    3-A    Copy of the Restated Certificate and Articles of Incorporation
            effective as of April 12, 1990. (Filed with Registration Statement
            No. 33-50453.)
    3-B    Copy of the Company's Certificate of Designation and Articles of
            Amendment establishing the 7 3/4% Preferred Stock--$25 Par. (Filed with Registration Statement No. 33-50453.)
    3-C    Copy of the Company's Certificate of Designation and Articles of
            Amendment establishing the 6 3/4% Preferred Stock.
    3-D    Copy of the Company's By-Laws as amended September 30, 1993.
    4-A    Copy of the Mortgage and Deed of Trust of Delaware Power & Light
            Company to the New York Trust Company, Trustee, (Chemical Bank,
            successor Trustee) dated as of October 1, 1943 and copies of the
            First through Sixty-Eighth Supplemental Indentures thereto. (Filed with Registration Statement No. 33-1763.)
    4-B    Copy of the Sixty-Ninth Supplemental Indenture. (Filed with
            Registation Statement No. 33-39756.)
    4-C    Copies of the Seventieth through Seventy-Fourth Supplemental
            Indentures. (Filed with Registration Statement No. 33-24955.)

   EXHIBIT
   NUMBER
   -------
    4-D    Copies of the Seventy-Fifth through the Seventy-Seventh Supplemental
            Indentures. (Filed with Registration Statement No. 33-39756.)
    4-E    Copies of the Seventy-Eighth and Seventy-Ninth Supplemental
            Indentures. (Filed with Registration Statement No. 33-46892.)
    4-F    Copy of the Eightieth Supplemental Indenture. (Filed with
            Registration Statement No. 33-49750.)
    4-G    Copy of the Eighty-First Supplemental Indenture. (Filed with
            Registration Statement No. 33-57652.)
    4-H    Copy of the Eighty-Second Supplemental Indenture. (Filed with Form
            10-K for the year ended December 31, 1992.)
    4-I    Copy of the Eighty-Third Supplemental Indenture. (Filed with
            Registration Statement No. 33-50453.)
    4-J    Copy of the Eighty-Fourth Supplemental Indenture.
    4-K    Copy of the Eighty-Fifth Supplemental Indenture.
   10-A    Copy of the Management Incentive Compensation Plan amended and restated as of January 1, 1992. (Filed with Form 10-K for the year ended December 31, 1991.)
   10-B    Copy of an amendment to the Management Incentive Compensation Plan adopted by the Board of Directors on January 28, 1993, effective as of January 1, 1993. (Filed with Form 10-K for the year ended
            December 31, 1992.)
   10-C    Copy of the Supplemental Executive Retirement Plan, revised as of
            October 29, 1991. (Filed with Form 10-K for the year ended December
            31, 1992.)
   10-D    Copy of the Long Term Incentive Plan amended and restated as of
            January 1, 1992. (Filed with Form 10-K for the year ended December
            31, 1991.)
   10-E    Copy of an amendment to the Long Term Incentive Plan adopted by the
            Board of Directors on January 28, 1993, effective as of January 1,
            1993. (Filed with Form 10-K for the year ended December 31, 1992.)
   10-F    Copy of the severance agreement with members of management.
   10-G    Copy of the current listing of members of management who have signed the severance agreement.
   10-H    Copy of the Management Life Insurance Plan amended and restated as of January 1, 1992. (Filed with Form 10-K for the year ended
            December 31, 1991.)
   12-A    Computation of ratio of earnings to fixed charges.
   12-B    Computation of ratio of earnings to fixed charges and preferred dividends.
   13      Certain portions of the 1993 Annual Report to Stockholders which are incorporated by reference in this Form 10-K.
   23      Consent of Independent Accountants.

  b) Reports on Form 8-K (filed during the reporting period):

    A Report on Form 8-K dated October 28, 1993, containing a press release of the Company concerning third quarter earnings, was filed with the Commission.

                         DELMARVA POWER & LIGHT COMPANY

                       SCHEDULE V--UTILITY PLANT PROPERTY
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

- ------------------------------------------------------------------------------------------------
        COLUMN A           COLUMN B   COLUMN C  COLUMN D         COLUMN E              COLUMN F
- ------------------------------------------------------------------------------------------------
                                                           OTHER CHANGES--DEBIT
                                                             AND/OR (CREDIT)
                                                         ----------------------------
                                                                          ADJUST-
                                                         TRANSFERS        MENTS OF
                          BALANCE AT  ADDITIONS RETIRE-   BETWEEN       PRIOR YEARS'  BALANCE AT
                         BEGINNING OF  AT COST  MENTS OR ACCOUNTS       ADDITIONS OR   CLOSE OF
     CLASSIFICATION         PERIOD       (A)     SALES      (B)        RETIREMENTS(E)   PERIOD
- ------------------------------------------------------------------------------------------------
Utility Plant:
 Electric:
  Plant in Service:
   Intangible...........  $    7,564  $      6  $    --  $      --         $   (3)    $    7,567
   Production...........   1,295,963   180,297    9,827      2,754           (893)     1,468,294
   Transmission.........     329,029    15,964    1,698      1,517            251        345,063
   Distribution.........     653,109    37,626    6,000        214            336        685,285
   General..............      58,962     4,093    7,426     (1,877)           423         54,175
  Construction work in
   progress.............     174,395   134,130       --   (239,568)(c)      2,684         71,641
  Plant held for future
   use..................         732     3,403       --     (3,317)           (86)           732
  Electric plant
   acquisition
   adjustment...........         510        --       --         --           (119)(d)        391
  Salem nuclear fuel....       8,289        --       --         --             --          8,289
  Nuclear fuel lease....      85,893     7,384       --         --             --         93,277
                          ----------  --------  -------  ---------         ------     ----------
                           2,614,446   382,903   24,951   (240,277)         2,593      2,734,714
                          ----------  --------  -------  ---------         ------     ----------
 Gas:
  Plant in Service:
   Intangible...........       1,135        --       --         --             --          1,135
   Production...........          --        --       --         --             --             --
   Storage..............       8,447       148       --         --             (1)         8,594
   Transmission.........      17,032       865       73         25              2         17,851
   Distribution.........     132,803    12,486      740        (25)            26        144,550
   General..............       3,722       338      153        130             --          4,037
  Construction work in
   progress.............       3,159    16,053       --    (13,687)(c)        875          6,400
                          ----------  --------  -------  ---------         ------     ----------
                          $  166,298  $ 29,890  $   966  $ (13,557)        $  902     $  182,567
                          ----------  --------  -------  ---------         ------     ----------

                         DELMARVA POWER & LIGHT COMPANY

                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

- ------------------------------------------------------------------------------------------------
        COLUMN A           COLUMN B   COLUMN C  COLUMN D         COLUMN E              COLUMN F
- ------------------------------------------------------------------------------------------------
                                                           OTHER CHANGES--DEBIT
                                                             AND/OR (CREDIT)
                                                         ----------------------------
                                                                          ADJUST-
                                                         TRANSFERS        MENTS OF
                          BALANCE AT  ADDITIONS RETIRE-   BETWEEN       PRIOR YEARS'  BALANCE AT
                         BEGINNING OF  AT COST  MENTS OR ACCOUNTS       ADDITIONS OR   CLOSE OF
     CLASSIFICATION         PERIOD       (A)     SALES      (B)        RETIREMENTS(E)   PERIOD
- ------------------------------------------------------------------------------------------------
Common:
 Plant in Service:
  Organization..........  $      736  $     --  $    --  $      --         $   --     $      736
  Intangible............      20,667       198       --        (11)            --         20,854
  Land and land rights..       2,334       254       --        (37)            --          2,551
  Structures and
   improvements.........      45,319       466      270         (6)            --         45,509
  Office furniture and
   equipment............      42,077     6,581   14,600      1,202            (25)        35,235
  Transportation and
   power operated
   equipment............       2,090        50       69         --             --          2,071
  Stores equipment......         178        --       12         --             --            166
  Tools, shop and garage
   equipment............         855       288       32         --             --          1,111
  Communications
   equipment............      13,441       952    1,151        646           (106)        13,782
  Miscellaneous equip-
   ment.................         155        19        7         --             --            167
 Construction work in
  progress..............      10,290    13,268       --    (10,726)(c)        128         12,960
                          ----------  --------  -------  ---------         ------     ----------
                             138,142    22,076   16,141     (8,932)            (3)       135,142
                          ----------  --------  -------  ---------         ------     ----------
    Total...............  $2,918,886  $434,869  $42,058  $(262,766)        $3,492     $3,052,423
                          ==========  ========  =======  =========         ======     ==========

- --------
  (a) Construction and nuclear fuel expenditures, including AFUDC.
  (b) Includes transfers from construction work in progress and transfers of land and facilities to/from non-utility property, plant held for future use or other functions.
  (c) Transfers to plant in service.
  (d) Amortization of acquisition adjustment which is charged against utility operating income.
  (e) Includes transfers between functions and adjustments to prior closings.

                         DELMARVA POWER & LIGHT COMPANY

                      SCHEDULE V -- UTILITY PLANT PROPERTY
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (THOUSANDS OF DOLLARS)
- --------------------------------------------------------------------------------

        COLUMN A           COLUMN B   COLUMN C  COLUMN D         COLUMN E               COLUMN F
- -------------------------------------------------------------------------------------------------
                                                           OTHER CHANGES--DEBIT
                                                             AND/OR (CREDIT)
                                                         ----------------------------
                                                                          ADJUST-
                                                         TRANSFERS        MENTS OF
                          BALANCE AT  ADDITIONS RETIRE-   BETWEEN       PRIOR YEARS'   BALANCE AT
                         BEGINNING OF  AT COST  MENTS OR ACCOUNTS       ADDITIONS OR    CLOSE OF
     CLASSIFICATION         PERIOD       (A)     SALES      (B)        RETIREMENTS(E)    PERIOD
- -------------------------------------------------------------------------------------------------
Utility Plant:
 Electric:
  Plant in Service:
   Intangible...........  $    7,711  $      2  $   149  $     --         $    --      $    7,564
   Production...........   1,259,582    39,234    3,221        14             354       1,295,963
   Transmission.........     326,078     6,141      853    (2,129)           (208)        329,029
   Distribution.........     614,207    41,224    6,624     3,811             491         653,109
   General..............      55,362     5,489      152    (1,687)            (50)         58,962
  Construction work in
   progress.............      78,129   193,060       --   (92,797)(c)      (3,997)        174,395
  Plant held for future
   use..................         631       336       --      (235)             --             732
  Electric plant
   acquisition
   adjustment...........         629        --       --        --            (119)(d)         510
  Salem nuclear fuel....       8,289        --       --        --              --           8,289
  Nuclear fuel lease....      78,765     7,128       --        --              --          85,893
                          ----------  --------  -------  --------         -------      ----------
                           2,429,383   292,614   10,999   (93,023)         (3,529)      2,614,446
                          ----------  --------  -------  --------         -------      ----------
 Gas:
  Plant in Service:
   Intangible...........       1,186        --       51        --              --           1,135
   Production...........          --        --       --        --              --              --
   Storage..............       7,584       863       --        --              --           8,447
   Transmission.........      15,298     1,832       90        (8)             --          17,032
   Distribution.........     118,582    15,273    1,060         8              --         132,803
   General..............       3,614        61       --        47              --           3,722
  Construction work in
   progress.............       6,768    14,079       --   (18,043)(c)         355           3,159
                          ----------  --------  -------  --------         -------      ----------
                             153,032    32,108    1,201   (17,996)            355         166,298
                          ----------  --------  -------  --------         -------      ----------
 Steam:
  Plant in Service:
   Production...........          --        --       --        --              --              --
   Transmission.........         108        --       --      (108)             --              --
   Distribution.........          --        --       --        --              --              --
   General..............          --        --       --        --              --              --
  Construction work in
   progress.............          74        --       --        --             (74)(f)          --
                          ----------  --------  -------  --------         -------      ----------
                          $      182  $     --  $    --  $   (108)        $   (74)     $       --
                          ----------  --------  -------  --------         -------      ----------

                         DELMARVA POWER & LIGHT COMPANY

                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (THOUSANDS OF DOLLARS)

- ------------------------------------------------------------------------------------------------
        COLUMN A           COLUMN B   COLUMN C  COLUMN D         COLUMN E              COLUMN F
- ------------------------------------------------------------------------------------------------
                                                           OTHER CHANGES--DEBIT
                                                             AND/OR (CREDIT)
                                                         ----------------------------
                                                                          ADJUST-
                                                         TRANSFERS        MENTS OF
                          BALANCE AT  ADDITIONS RETIRE-   BETWEEN       PRIOR YEARS'  BALANCE AT
                         BEGINNING OF  AT COST  MENTS OR ACCOUNTS       ADDITIONS OR   CLOSE OF
     CLASSIFICATION         PERIOD       (A)     SALES      (B)        RETIREMENTS(E)   PERIOD
- ------------------------------------------------------------------------------------------------
Common:
 Plant in Service:
  Organization..........  $      736  $     --  $    --  $      --        $    --     $      736
  Intangible............      22,881       168    2,467         --             85         20,667
  Land and land rights..       2,354        --       --         --            (20)         2,334
  Structures and
   improvements.........      45,156       163       --         --             --         45,319
  Office furniture and
   equipment............      41,258       858       --         (4)           (35)        42,077
  Transportation and
   power operated
   equipment............       2,723        --      633         --             --          2,090
  Stores equipment......         178        --       --         --             --            178
  Tools, shop and garage
   equipment............         907         7       --        (59)            --            855
  Communications
   equipment............      13,301       140       --         --             --         13,441
  Miscellaneous
   equipment............         119        10       --         26             --            155
 Construction work in
  progress..............       1,728    10,415       --     (1,360)(c)       (493)        10,290
                          ----------  --------  -------  ---------        -------     ----------
                             131,341    11,761    3,100     (1,397)          (463)       138,142
                          ----------  --------  -------  ---------        -------     ----------
    Total...............  $2,713,938  $336,483  $15,300  $(112,524)       $(3,711)    $2,918,886
                          ==========  ========  =======  =========        =======     ==========

- --------
  (a) Construction and nuclear fuel expenditures, including AFUDC.
  (b) Includes transfers from construction work in progress and transfers of land and facilities to/from non-utility property, plant held for future use or other functions.
  (c) Transfers to plant in service.
  (d) Amortization of acquisition adjustment which is charged against utility operating income.
  (e) Includes transfers between functions and adjustments to prior closings.
  (f) Reclassified to other property for financial reporting purposes.

                         DELMARVA POWER & LIGHT COMPANY

                      SCHEDULE V -- UTILITY PLANT PROPERTY
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (THOUSANDS OF DOLLARS)

- ----------------------------------------------------------------------------------------------------
        COLUMN A           COLUMN B   COLUMN C  COLUMN D            COLUMN E               COLUMN F
- ----------------------------------------------------------------------------------------------------
                                                              OTHER CHANGES--DEBIT
                                                                AND OR (CREDIT)
                                                            ----------------------------
                                                                             ADJUST-
                                                            TRANSFERS        MENTS OF
                          BALANCE AT  ADDITIONS RETIRE-      BETWEEN       PRIOR YEARS'   BALANCE AT
                         BEGINNING OF  AT COST  MENTS OR    ACCOUNTS       ADDITIONS OR    CLOSE OF
     CLASSIFICATION         PERIOD       (A)     SALES         (B)        RETIREMENTS(E)    PERIOD
- ----------------------------------------------------------------------------------------------------
Utility Plant:
 Electric:
  Plant in Service:
   Intangible...........  $    7,661  $     50  $    --     $      --        $    --      $    7,711
   Production...........   1,158,377   115,049   13,752           (58)           (34)      1,259,582
   Transmission.........     309,927    16,513      196          (318)           152         326,078
   Distribution.........     582,099    36,912    6,271           (70)         1,537         614,207
   General..............      52,745     3,143      206          (214)          (106)         55,362
  Construction work in
   progress.............      90,198   146,092       --      (170,710)(c)     12,549          78,129
  Plant held for future
   use..................         559        74       --            --             (2)            631
  Electric plant
   acquisition
   adjustment...........         829        --       --            --           (200)(d)         629
  Salem nuclear fuel....       8,289        --       --            --             --           8,289
  Nuclear fuel lease....      71,412     7,353       --            --             --          78,765
                          ----------  --------  -------     ---------        -------      ----------
                           2,282,096   325,186   20,425      (171,370)        13,896       2,429,383
                          ----------  --------  -------     ---------        -------      ----------
 Gas:
  Plant in Service:
   Intangible...........       1,186        --       --            --             --           1,186
   Production...........       1,957        51    1,599          (409)            --              --
   Storage..............       7,475       103       30            36             --           7,584
   Transmission.........      13,569     1,814       49           (20)           (16)         15,298
   Distribution.........     106,945    11,958      715           278            116         118,582
   General..............       3,179       105       --           330             --           3,614
  Construction work in
   progress.............       3,098    17,601       --       (14,033)(c)        102           6,768
                          ----------  --------  -------     ---------        -------      ----------
                             137,409    31,632    2,393       (13,818)           202         153,032
                          ----------  --------  -------     ---------        -------      ----------
 Steam:
  Plant in Service:
   Production...........      23,738       284   24,022            --             --              --
   Transmission.........         458        --      350            --             --             108
   Distribution.........         746        --      746            --             --              --
   General..............          40        --       40            --             --              --
  Construction work in
   progress.............         239     1,681       --          (284)(c)     (1,562)             74
                          ----------  --------  -------     ---------        -------      ----------
                          $   25,221  $  1,965  $25,185(f)  $    (284)       $(1,562)     $      182
                          ----------  --------  -------     ---------        -------      ----------

                         DELMARVA POWER & LIGHT COMPANY

                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (THOUSANDS OF DOLLARS)

- ------------------------------------------------------------------------------------------------
        COLUMN A           COLUMN B   COLUMN C  COLUMN D         COLUMN E              COLUMN F
- ------------------------------------------------------------------------------------------------
                                                           OTHER CHANGES--DEBIT
                                                             AND/OR (CREDIT)
                                                         ----------------------------
                                                                          ADJUST-
                                                         TRANSFERS        MENTS OF
                          BALANCE AT  ADDITIONS RETIRE-   BETWEEN       PRIOR YEARS'  BALANCE AT
                         BEGINNING OF  AT COST  MENTS OR ACCOUNTS       ADDITIONS OR   CLOSE OF
     CLASSIFICATION         PERIOD       (A)     SALES      (B)        RETIREMENTS(E)   PERIOD
- ------------------------------------------------------------------------------------------------
Common:
 Plant in Service:
  Organization..........  $      736  $     --  $    --  $      --        $    --     $      736
  Intangible............      20,917     1,964       --         --             --         22,881
  Land and land rights..       2,350         4       --         --             --          2,354
  Structures and
   improvements.........      44,931       241        5         --            (11)        45,156
  Office furniture and
   equipment............      38,147     3,275       --        383           (547)        41,258
  Transportation and
   power operated
   equipment............       3,584        --      818        (43)            --          2,723
  Stores equipment......         173         5       --         --             --            178
  Tools, shop and garage
   equipment............         747       121        4         43             --            907
  Communications
   equipment............      11,495     1,329       --         --            477         13,301
  Miscellaneous
   equipment............         120        --       --         --             (1)           119
 Construction work in
  progress..............       2,375     7,012       --     (7,971)(c)        312          1,728
                          ----------  --------  -------  ---------        -------     ----------
                             125,575    13,951      827     (7,588)           230        131,341
                          ----------  --------  -------  ---------        -------     ----------
    Total...............  $2,570,301  $372,734  $48,803  $(193,060)       $12,766     $2,713,938
                          ==========  ========  =======  =========        =======     ==========

- --------
  (a) Construction and nuclear fuel expenditures, including AFUDC.
  (b) Includes transfers from construction work in progress and transfers of land and facilities to/from non-utility property, plant held for future use or other functions.
  (c) Transfers to plant in service.
  (d) Amortization of acquisition adjustment which is charged against utility operating income.
  (e) Includes transfers between functions and adjustments to prior closings.
  (f) Includes sale of Delaware City Plant.

                         DELMARVA POWER & LIGHT COMPANY

     SCHEDULE VI -- CONSOLIDATED ACCUMULATED DEPRECIATION AND AMORTIZATION
                                (UTILITY PLANT)
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

- ------------------------------------------------------------------------------------------
        COLUMN A           COLUMN B          COLUMN C         COLUMN D COLUMN E  COLUMN F
- ------------------------------------------------------------------------------------------
                                            ADDITIONS
                                     ------------------------
                                      CHARGED TO
                                      OPERATING
                          BALANCE AT EXPENSES IN  CHARGED TO                    BALANCE AT
                          BEGINNING  STATEMENT OF    OTHER    RETIRE-   OTHER    CLOSE OF
      DESCRIPTION         OF PERIOD     INCOME    ACCOUNTS(A) MENTS(B) CHANGES    PERIOD
- ------------------------------------------------------------------------------------------
Depreciation -- Utility
 Plant:
 Electric...............   $806,025    $ 84,514      $894     $25,342    $677    $866,768
 Gas....................     47,616       5,551        --       1,254      (2)     51,911
 Common.................     41,140       9,281        (2)     15,987     150      34,582
                           --------    --------      ----     -------    ----    --------
                            894,781      99,346       892(a)   42,583     825     953,261
Amortization of Electric
 Plant in Service.......     13,213         299        --          --      --      13,512
Amortization of Gas
 Plant in Service.......      1,135          --        --          --      --       1,135
Amortization of Common
 Plant in Service.......     20,740         772        --          69      --      21,443
                           --------    --------      ----     -------    ----    --------
                           $929,869    $100,417      $892     $42,652    $825    $989,351
                           ========    ========      ====     =======    ====    ========
Amortization of Nuclear
 Fuel Assemblies........   $  8,289    $     --      $ --     $    --    $ --    $  8,289
Amortization of Nuclear
 Fuel Lease.............     49,111      10,261        --          --      --      59,372
                           --------    --------      ----     -------    ----    --------
                           $ 57,400    $ 10,261      $ --     $    --    $ --    $ 67,661
                           ========    ========      ====     =======    ====    ========

- --------
  (a) Charged to clearing accounts for which subsequent distribution was made to operating and other accounts.
  (b) Includes removal cost net of salvage.

                         DELMARVA POWER & LIGHT COMPANY

 SCHEDULE VI -- CONSOLIDATED ACCUMULATED DEPRECIATION AND AMORTIZATION (UTILITY
                                     PLANT)
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (THOUSANDS OF DOLLARS)

- -------------------------------------------------------------------------------------------
        COLUMN A           COLUMN B          COLUMN C         COLUMN D COLUMN E   COLUMN F
- -------------------------------------------------------------------------------------------
                                            ADDITIONS
                                     ------------------------
                                      CHARGED TO
                                      OPERATING
                          BALANCE AT EXPENSES IN  CHARGED TO                     BALANCE AT
                          BEGINNING  STATEMENT OF    OTHER    RETIRE-   OTHER     CLOSE OF
      DESCRIPTION         OF PERIOD     INCOME    ACCOUNTS(A) MENTS(B) CHANGES     PERIOD
- -------------------------------------------------------------------------------------------
Description -- Utility
 Plant:
 Electric...............   $735,617    $78,267       $854     $12,911  $ 4,198    $806,025
 Gas....................     43,950      5,109         --       1,445        2      47,616
 Steam & Electric
  (Refinery
  Service)..............        107         --         --          --     (107)         --
 Common.................     32,786      8,371         --          16       (1)     41,140
                           --------    -------       ----     -------  -------    --------
                            812,460     91,747        854      14,372    4,092     894,781
Amortization of Electric
 Plant in Service.......     13,072        289         --         148       --      13,213
Amortization of Gas
 Plant in Service.......      1,186         --         --          51       --       1,135
Amortization of Common
 Plant in Service.......     23,134        700         --       3,094       --      20,740
                           --------    -------       ----     -------  -------    --------
                           $849,852    $92,736       $854     $17,665  $ 4,092    $929,869
                           ========    =======       ====     =======  =======    ========
Amortization of Nuclear
 Fuel Assemblies........   $  8,289    $    --       $ --     $    --  $    --    $  8,289
Amortization of Nuclear
 Fuel Lease.............     38,880     10,231         --          --       --      49,111
                           --------    -------       ----     -------  -------    --------
                           $ 47,169    $10,231       $ --     $    --  $    --    $ 57,400
                           ========    =======       ====     =======  =======    ========

- --------
  (a) Charged to clearing accounts for which subsequent distribution was made to operating and other accounts.
  (b) Includes removal cost net of salvage.

                         DELMARVA POWER & LIGHT COMPANY

 SCHEDULE VI -- CONSOLIDATED ACCUMULATED DEPRECIATION AND AMORTIZATION (UTILITY
                                     PLANT)
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (THOUSANDS OF DOLLARS)

- ----------------------------------------------------------------------------------------------
        COLUMN A           COLUMN B          COLUMN C         COLUMN D    COLUMN E   COLUMN F
- ----------------------------------------------------------------------------------------------
                                            ADDITIONS
                                     ------------------------
                                      CHARGED TO
                                      OPERATING
                          BALANCE AT EXPENSES IN  CHARGED TO                        BALANCE AT
                          BEGINNING  STATEMENT OF    OTHER    RETIRE-      OTHER     CLOSE OF
      DESCRIPTION         OF PERIOD     INCOME    ACCOUNTS(A) MENTS(B)    CHANGES     PERIOD
- ----------------------------------------------------------------------------------------------
Depreciation -- Utility
 Plant:
 Electric...............   $683,476    $73,693       $374     $21,496     $  (430)   $735,617
 Gas....................     41,845      4,739         --       2,833         199      43,950
 Steam and Electric
  (Refinery Service)....     24,913          7         --      24,813(c)       --         107
 Common.................     25,288      7,513         (4)         10          (1)     32,786
                           --------    -------       ----     -------     -------    --------
                            775,522     85,952        370      49,152        (232)    812,460
Amortization of Electric
 Plant in Service.......     12,341        731         --          --          --      13,072
Amortization of Gas
 Plant in Service.......      1,186         --         --          --          --       1,186
Amortization of Common
 Plant in Service.......     23,370        561         --         797          --      23,134
                           --------    -------       ----     -------     -------    --------
                           $812,419    $87,244       $370     $49,949     $  (232)   $849,852
                           ========    =======       ====     =======     =======    ========
Amortization of Nuclear
 Fuel Assemblies........   $  8,289    $    --       $ --     $    --     $    --    $  8,289
Amortization of Nuclear
 Fuel Lease.............     28,638     10,242         --          --          --      38,880
                           --------    -------       ----     -------     -------    --------
                           $ 36,927    $10,242       $ --     $    --     $    --    $ 47,169
                           ========    =======       ====     =======     =======    ========

- --------
  (a) Charged to clearing accounts for which subsequent distribution was made to operating and other accounts.
  (b) Includes removal cost net of salvage.
  (c) Includes sale of Delaware City Plant.

                         DELMARVA POWER & LIGHT COMPANY

                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

- ---------------------------------------------------------------------------------------------------------------------
   COLUMN A        COLUMN B          COLUMN C       COLUMN D                  COLUMN E                   COLUMN F
- ---------------------------------------------------------------------------------------------------------------------
                  CATEGORY OF        BALANCE        WEIGHTED      MAXIMUM AMOUNT    AVERAGE AMOUNT   WEIGHTED AVERAGE
                  SHORT-TERM         AT END         AVERAGE        OUTSTANDING       OUTSTANDING      INTEREST RATE
                  BORROWINGS         OF YEAR     INTEREST RATE   DURING THE YEAR   DURING THE YEAR   DURING THE YEAR
- ---------------------------------------------------------------------------------------------------------------------
Year Ended
 December 31,
 1993...       Commercial Paper              0          0          $24,400,000       $2,553,469            3.21%
               LPA (c)                       0          0          $23,000,000       $4,381,071            3.21%
               Bank Loans (d)                0          0                    0                0               0
 1992...       Commercial Paper              0          0          $16,000,000       $2,808,778            3.93%
               LPA (c)             $17,000,000       3.34%         $21,500,000       $2,461,128            3.82%
               Bank Loans (d)                0          0          $11,050,000       $1,681,000            8.14%
 1991...       Commercial Paper              0          0          $18,000,000       $2,149,000            6.26%
               LPA (c)                       0          0          $19,000,000       $2,844,000            6.76%
               Bank Loans (d)      $11,050,000       8.69%         $11,050,000       $8,863,000            9.50%

- --------
  (a) Average daily balance based on 365 days.
  (b) Weighted average monthly rates for debt outstanding.
  (c) Loan Participation Agreements--Short-term bank loans which are remarketed to investors.
  (d) Subsidiary debt.

                         DELMARVA POWER & LIGHT COMPANY

  SCHEDULE X -- SUPPLEMENTAL INCOME STATEMENT INFORMATION FOR THE THREE YEARS
                 ENDED DECEMBER 31, 1993 (THOUSANDS OF DOLLARS)

- --------------------------------------------------------------------------------
                         COLUMN A                               COLUMN B
- --------------------------------------------------------------------------------
                                                          1993    1992    1991
- --------------------------------------------------------------------------------
Maintenance............................................. $74,196 $75,215 $67,130
                                                         ======= ======= =======
Taxes other than income taxes:
  Delaware utility tax.................................. $12,587 $11,732 $11,473
  Property taxes........................................  10,771  10,165   9,069
  Payroll taxes.........................................   6,619   6,591   6,424
  Gross receipts taxes..................................   5,753   5,382   5,086
  Franchise and other taxes.............................   1,689   3,167   2,866
                                                         ------- ------- -------
    Total............................................... $37,419 $37,037 $34,918
                                                         ======= ======= =======

- --------
Note: Other information has been omitted since the required information either is not present in amounts sufficient to require submission or is included in the respective financial statements or the notes thereto.

                         DELMARVA POWER & LIGHT COMPANY

                              OPERATING STATISTICS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

  The table below sets forth selected financial and operating statistics for the electric and gas divisions for the three years ended December 31, 1993.

                                               1993        1992        1991
                                            ----------  ----------  ----------
ELECTRIC:
 Electricity generated and purchased (MWh):
  Generated................................ 11,264,540   8,548,233   9,952,596
  Purchased................................  3,857,133   4,579,521   3,270,816
  Interchange deliveries................... (2,225,384)   (998,679) (1,113,423)
                                            ----------  ----------  ----------
   Total output for load................... 12,896,289  12,129,075  12,109,989
                                            ==========  ==========  ==========
 Electric sales (MWh):
  Residential..............................  3,499,387   3,228,237   3,236,616
  Commercial...............................  3,336,847   3,140,149   3,098,599
  Industrial...............................  3,232,233   3,115,677   3,105,338
  Other sales of electricity...............  2,211,763   2,036,748   2,019,727
                                            ----------  ----------  ----------
   Total sales............................. 12,280,230  11,520,811  11,460,280
 Losses and miscellaneous system uses......    616,059     608,264     649,709
                                            ----------  ----------  ----------
  Total disposition of energy.............. 12,896,289  12,129,075  12,109,989
                                            ==========  ==========  ==========
 Operating revenue (thousands):
  Residential..............................   $305,446    $273,463    $275,888
  Commercial...............................    237,785     220,659     218,558
  Industrial...............................    150,178     144,094     144,272
  Other sales of electricity...............    111,781     102,690     104,819
  Interchange deliveries...................     61,437      30,606      33,523
  Other electric revenues..................      9,036       8,663       7,539
                                            ----------  ----------  ----------
   Total revenues..........................   $875,663    $780,175    $784,599
                                            ==========  ==========  ==========
 Number of customers (end of period):
  Residential..............................    342,710     336,076     330,632
  Commercial...............................     43,324      42,427      41,539
  Industrial...............................        715         726         753
  Other....................................        605         590         578
                                            ----------  ----------  ----------
   Total customers.........................    387,354     379,819     373,502
                                            ==========  ==========  ==========
 Average annual use per residential cus-
  tomer (kWh)(1)...........................     10,336       9,680       9,843
 Average annual revenue per residential
  customer (1).............................    $902.14     $820.02     $838.98
 Average revenue per kWh (cents):
  Residential..............................        8.7         8.5         8.5
  Commercial...............................        7.1         7.0         7.1
  Industrial...............................        4.6         4.6         4.6
GAS:
 Gas sales (Mcf)...........................     18,066      17,013      15,574
 Gas transported (Mcf).....................      1,539       3,155       2,610
 Gas revenue (thousands)...................    $94,944     $83,869     $71,222
 Number of customers (end of period):
  Residential..............................     86,027      82,996      80,874
  Commercial...............................      6,751       6,500       6,313
  Industrial...............................        150         152         154
  Other....................................         12          11          10
                                            ----------  ----------  ----------
   Total customers.........................     92,940      89,659      87,351
                                            ==========  ==========  ==========
 Residential gas service:
  Average annual use per customer (Mcf)(1).      86.85       88.71       80.24
  Average annual revenue per customer (1)..    $558.59     $526.94     $446.07
  Average revenue per Mcf..................      $6.43       $5.94       $5.56

- --------
(1) Based on average number of customers during period.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                              Delmarva Power & Light Company
                                                       (Registrant)

  Dated: March 22, 1994                            /s/ Barbara S. Graham
                                          By__________________________________
                                            (Barbara S. Graham, Vice President
                                               and Chief Financial Officer)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

              SIGNATURE                         TITLE                DATE

      /s/ (Howard E. Cosgrove)          Chairman of the Board,  March 22, 1994
.....................................    President, Chief
        (Howard E. Cosgrove)             Executive Officer,
                                         and Director

         /s/ (H. Ray Landon)            Executive Vice          March 22, 1994
.....................................    President and
           (H. Ray Landon)               Director

       /s/ (Barbara S. Graham)          Vice President and      March 22, 1994
.....................................    Chief Financial
         (Barbara S. Graham)             Officer

        /s/ (James P. Lavin)            Comptroller and Chief   March 22, 1994
.....................................    Accounting Officer
          (James P. Lavin)

    /s/ (Michael G. Abercrombie)        Director                March 22, 1994
.....................................
      (Michael G. Abercrombie)

   /s/ (Elwood P. Blanchard, Jr.)       Director                March 22, 1994
.....................................
     (Elwood P. Blanchard, Jr.)

       /s/ (Robert D. Burris)           Director                March 22, 1994
.....................................
         (Robert D. Burris)

     /s/ (Audrey K. Doberstein)         Director                March 22, 1994
.....................................
       (Audrey K. Doberstein)

     /s/ (James H. Gilliam, Jr.)        Director                March 22, 1994
.....................................
       (James H. Gilliam, Jr.)

         /s/ (Sarah I. Gore)            Director                March 22, 1994
.....................................
           (Sarah I. Gore)

     /s/ (James C. Johnson, III)        Director                March 22, 1994
.....................................
       (James C. Johnson, III)

      /s/ (James T. McKinstry)          Director                March 22, 1994
.....................................
        (James T. McKinstry)

                       DELMARVA POWER & LIGHT COMPANY
                       1993 ANNUAL REPORT ON FORM 10-K
                                EXHIBIT INDEX



Exhibit                                                     Page
Number                     Description                      Number
- ------                     -----------                      ------

 3-C         Copy of the Company's Certificate of
             Designation and Articles of Amendment
             establishing the 6 3/4% Preferred Stock.

 3-D         Copy of the Company's By-laws as amended
             September 30, 1993.

 4-J         Copy of the Eighty-Fourth Supplemental
             Indenture.

 4-K         Copy of the Eighty-Fifth Supplemental
             Indenture.

10-F         Copy of the severance agreement with
             members of management.

10-G         Copy of the current listing of members
             of management who have signed the severance agreement.

12-A Computation of ratio of earnings to fixed charges.

12-B Computation of ratio of earnings to fixed charges and preferred dividends.

13 Certain portions of the 1993 Annual Report to Stockholders which are incorporated by reference in this Form 10-K.

23           Consent of Independent Accountants.