Form 10-Q
period 1994-03-31
DELMARVA POWER & LIGHT CO /DE/
filed 1994-05-13
CIK 27879

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

                                  FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1994
                               ----------------------------------------------
                                     OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number     1-1405

                       Delmarva Power & Light Company
                 ------------------------------------------
           (Exact name of registrant as specified in its charter)

    Delaware and Virginia                                   51-0084283
  -------------------------                            -------------------
  (States of incorporation)                            (I.R.S. Employer
                                                       Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware             19899
- - -----------------------------------------------------        ----------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code           302-429-3011
                                                             ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X            No
                                  -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at April 30, 1994
- - -----------------------------             -----------------------------
Common Stock, $2.25 par value                   59,461,528 Shares

                       DELMARVA POWER & LIGHT COMPANY
                       ------------------------------

                              Table of Contents
                              -----------------

                                                                   Page No.
                                                                   --------

Part I.  Financial Information:

           Consolidated Balance Sheets as of March 31, 1994
           and December 31, 1993.................................    2-3

           Consolidated Statements of Income for the three and
           twelve months ended March 31, 1994 and 1993...........      4

           Consolidated Statements of Cash Flows for the three
           and twelve months ended March 31, 1994 and 1993.......      5

           Notes to Consolidated Financial Statements............    6-8

           Selected Financial and Operating Data.................      9

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................  10-15

Part II.   Other Information and Signature.......................  16-20


                       PART I.  FINANCIAL INFORMATION

                       DELMARVA POWER & LIGHT COMPANY
                       ------------------------------
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)
                           ----------------------

                                                        March 31,      December 31,
                                                          1994            1993
                                                       ----------      -----------
                                                      (Unaudited)
             ASSETS
             ------

UTILITY PLANT, AT ORIGINAL COST:
   Electric.........................................   $2,583,653       $2,561,507
   Gas..............................................      178,679          176,167
   Common...........................................      124,114          122,182
                                                       ----------       ----------
                                                        2,886,446        2,859,856
   Less:  Accumulated depreciation..................    1,006,756          989,351
                                                       ----------       ----------
   Net utility plant in service.....................    1,879,690        1,870,505
   Construction work-in-progress....................       84,951           91,001
   Leased nuclear fuel, at amortized cost...........       31,735           33,905
                                                       ----------       ----------
                                                        1,996,376        1,995,411
                                                       ----------       ----------

INVESTMENTS AND NONUTILITY PROPERTY:
   Investment in leveraged leases...................       50,694           50,914
   Funds held by trustee............................       20,792           17,577
   Other investments and nonutility property, net...       54,115           55,248
                                                       ----------       ----------
                                                          125,601          123,739
                                                       ----------       ----------

CURRENT ASSETS:
   Cash and cash equivalents........................       43,668           23,017
   Accounts receivable:
     Customers......................................      104,704           98,472
     Other..........................................       19,681           18,405
   Inventories, at average cost:
     Fuel (coal, oil, and gas)......................       26,957           27,335
     Materials and supplies.........................       38,226           37,687
   Prepayments......................................        6,351            9,534
   Deferred income taxes, net.......................       10,807           10,713
                                                       ----------       ----------
                                                          250,394          225,163
                                                       ----------       ----------

DEFERRED CHARGES AND OTHER ASSETS:
   Unamortized debt expense.........................       11,132           11,222
   Deferred debt refinancing costs..................       28,230           28,794
   Deferred recoverable plant costs.................       15,170           15,613
   Deferred recoverable income taxes................      144,544          144,463
   Other............................................       55,458           49,124
                                                       ----------       ----------
                                                          254,534          249,216
                                                       ----------       ----------

TOTAL ASSETS                                           $2,626,905       $2,593,529
                                                       ==========       ==========

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                            ----------------------

                                                        March 31,      December 31,
                                                          1994            1993
                                                       ----------      -----------
                                                      (Unaudited)
           CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common stock.....................................     $133,185         $132,366
   Additional paid-in capital.......................      478,133          470,997
   Retained earnings................................      274,118          259,507
   Unearned compensation............................       (1,355)            (675)
                                                       ----------       ----------

     Total common stockholders' equity..............      884,081          862,195

   Preferred stock..................................      168,085          168,085

   Long-term debt...................................      726,230          736,368
                                                       ----------       ----------
                                                        1,778,396        1,766,648
                                                       ----------       ----------

CURRENT LIABILITIES:
   Long-term debt due within one year...............       25,959           25,986
   Variable rate demand bonds.......................       41,500           41,500
   Accounts payable.................................       50,358           55,175
   Taxes accrued....................................       36,246           10,987
   Interest accrued.................................       18,309           15,522
   Dividends declared...............................       22,755           22,664
   Current capital lease obligation.................       12,627           12,684
   Deferred energy costs............................       17,935           14,229
   Other............................................       31,081           32,681
                                                       ----------       ----------
                                                          256,770          231,428
                                                       ----------       ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes, net.......................      497,338          497,457
   Deferred investment tax credits..................       48,847           49,475
   Long-term capital lease obligation...............       21,173           23,335
   Other............................................       24,381           25,186
                                                       ----------       ----------
                                                          591,739          595,453
                                                       ----------       ----------

TOTAL CAPITALIZATION AND LIABILITIES                   $2,626,905       $2,593,529
                                                       ==========       ==========

See accompanying Notes to Consolidated Financial Statements.

                       DELMARVA POWER & LIGHT COMPANY
                       ------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                           (Dollars in Thousands)
                                 (Unaudited)
                                 -----------

                                                                   Three Months Ended        Twelve Months Ended
                                                                        March 31                   March 31
                                                                   -------------------       -------------------
                                                                     1994       1993           1994       1993
                                                                   --------   --------       --------   --------
OPERATING REVENUES
  Electric................................................         $242,753   $210,289       $908,127   $797,445
  Gas.....................................................           49,641     37,718        106,867     89,476
                                                                   --------   --------       --------   --------
                                                                    292,394    248,007      1,014,994    886,921
                                                                   --------   --------       --------   --------

OPERATING EXPENSES
  Electric fuel and purchased power.......................           88,494     75,522        311,279    270,060
  Gas purchased...........................................           29,699     20,254         63,076     46,984
  Operation and maintenance...............................           57,883     52,879        253,056    230,186
  Depreciation............................................           26,651     24,552        103,028     96,480
  Taxes other than income taxes...........................           10,729      9,647         38,501     36,807
  Income taxes............................................           25,168     18,875         74,423     54,470
                                                                   --------   --------       --------   --------

                                                                    238,624    201,729        843,363    734,987
                                                                   --------   --------       --------   --------

OPERATING INCOME..........................................           53,770     46,278        171,631    151,934
                                                                   --------   --------       --------   --------


OTHER INCOME
  Nonutility Subsidiaries
    Revenues and gains....................................            9,971      7,609         39,998     17,986
    Expenses including interest and income taxes..........           (8,679)    (6,920)       (37,587)   (17,225)
                                                                   --------   --------       --------   --------

      Net earnings of nonutility subsidiaries............             1,292        689          2,411        761
  Allowance for equity funds used during construction.....              706      2,315          3,700      7,067
  Other income, net of income taxes.......................           (1,090)        44           (623)     1,184
                                                                   --------   --------       --------   --------

                                                                        908      3,048          5,488      9,012
                                                                   --------   --------       --------   --------

INCOME BEFORE UTILITY INTEREST CHARGES....................           54,678     49,326        177,119    160,946
                                                                   --------   --------       --------   --------


UTILITY INTEREST CHARGES
  Debt....................................................           14,202     15,776         58,857     65,012
  Other...................................................            1,206        620          4,250      2,707
  Allowance for borrowed funds used during
   construction...........................................             (371)    (1,484)        (2,292)    (4,925)
                                                                   --------   --------       --------   --------

                                                                     15,037     14,912         60,815     62,794
                                                                   --------   --------       --------   --------


NET INCOME................................................           39,641     34,414        116,304     98,152
DIVIDENDS ON PREFERRED STOCK..............................            2,264      2,503          9,762      9,051
                                                                   --------   --------       --------   --------

EARNINGS APPLICABLE TO COMMON STOCK.......................          $37,377    $31,911       $106,542    $89,101
                                                                   ========   ========       ========   ========


COMMON STOCK
  Average shares outstanding (000)........................           59,022     55,135         58,529     54,021
  Earnings per average share..............................            $0.63      $0.58          $1.82      $1.65
  Dividends declared per share............................        $0.38 1/2  $0.38 1/2          $1.54      $1.54

See accompanying Notes to Consolidated Financial Statements.

                       DELMARVA POWER & LIGHT COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                 (Unaudited)

                                                                         Three Months Ended              Twelve Months Ended
                                                                              March 31                        March 31
                                                                         --------------------          ----------------------
                                                                           1994        1993              1994           1993
                                                                         -------      -------          --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................             $39,641      $34,414          $116,304       $98,152
  Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization.........................              29,550       27,379           115,097       107,122
      Allowance for equity funds used during construction...                (706)      (2,315)           (3,700)       (7,067)
      Investment tax credit adjustments, net................                (628)        (629)           (2,514)       (2,414)
      Deferred income taxes, net............................                (138)      (5,728)            4,419        (4,705)
      Net change in:
        Receivable for Peach Bottom settlement..............                   -            -                 -        18,538
        Accounts receivable.................................              (7,522)     (12,154)          (11,219)      (17,123)
        Inventories.........................................                (161)       2,375             3,732         3,696
        Accounts payable....................................              (4,823)      (8,576)            2,565           936
        Other current assets & liabilities*.................              32,279       31,289            12,039        13,406
      Other, net............................................              (2,897)      (3,290)           (5,046)       (2,686)
                                                                         -------      -------          --------       -------
Net cash provided by operating activities...................              84,595       62,765           231,677       207,855
                                                                         -------      -------          --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures, excluding AFUDC................             (27,604)     (38,444)         (149,151)     (207,987)
  Allowance for borrowed funds used during construction.....                (371)      (1,484)           (2,292)       (4,925)
  Cash flows from leveraged leases:
    Sale of interests in leveraged leases...................                   -        3,843            17,699         3,843
    Insurance proceeds from casualty loss...................                   -            -                 -         4,115
    Other...................................................                 274          256             1,529         2,088
  Investment in subsidiary projects and operations..........                (978)      (1,415)           (2,390)       (7,481)
  Net decrease in bond proceeds held in trust funds.........                   7          686               473         2,532
  Deposits to nuclear decommissioning trust funds...........                (671)      (1,016)           (2,312)       (2,330)
  Other, net................................................              (3,681)      (3,267)             (802)       (2,945)
                                                                         -------      -------          --------       -------
Net cash used in investing activities.......................             (33,024)     (40,841)         (137,246)     (213,090)
                                                                         -------      -------          --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends:      Common....................................             (22,618)     (20,845)          (89,762)      (82,545)
                  Preferred.................................              (2,313)      (2,381)           (9,974)       (9,001)
  Issuances:      Long-term debt............................                   -            -           148,200       223,335
                  Variable rate demand bonds................                   -            -            15,500             -
                  Common stock..............................               7,943       86,588            30,818       110,780
                  Preferred stock...........................                   -            -            20,000        40,000
  Redemptions:    Long-term debt............................                (198)        (179)         (184,225)     (208,693)
                  Variable rate demand bonds................                   -            -           (15,500)            -
                  Common stock..............................                (794)        (743)             (799)         (743)
                  Preferred stock...........................                   -            -           (28,280)            -
  Principal portion of capital lease payments...............              (2,899)      (2,827)          (10,028)      (10,642)
  Net change in term loan...................................             (10,000)           -                 -             -
  Net change in short-term debt ............................                   -      (15,000)           (2,000)         (366)
  Cost of issuances and refinancings........................                 (41)      (2,545)          (10,593)      (14,821)
                                                                         -------      -------          --------       -------
Net cash provided/(used) by financing activities............             (30,920)      42,068          (136,643)       47,304
                                                                         -------      -------          --------       -------
Net change in cash and cash equivalents.....................              20,651       63,992           (42,212)       42,069
Cash and cash equivalents at beginning of period............              23,017       21,888            85,880        43,811
                                                                         -------      -------          --------       -------
Cash and cash equivalents at end of period..................             $43,668      $85,880           $43,668       $85,880
                                                                         =======      =======          ========       =======

*Other than debt classified as current and current deferred income taxes.

See accompanying Notes to Consolidated Financial Statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------



1.   INTERIM FINANCIAL STATEMENTS
     ----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The statements reflect all adjustments necessary in the opinion of the Company for a fair presentation of interim results. They should be read in conjunction with the Company's 1993 Annual Report to Stockholders and Part II of this Report on Form 10-Q for additional relevant information.


2.   BASE RATE MATTERS
     -----------------

Below is an update to matters previously reported on under "Regulatory and Rate Matters-Base Rate Proceedings" in Part I of the Company's 1993 Annual Report on Form 10-K.

Delaware Gas Rates
- - ------------------

On May 6, 1994, the Company filed an application with the Delaware Public Service Commission for a $4.2 million or 4.1% increase in gas base rates. Current gas rates are based largely upon costs and investment levels for the twelve-month period ended September 30, 1991. The Company believes that a base rate increase is now necessary to provide for recovery of the current and ongoing level of operating costs and rate base for gas utility operations. An interim $1.0 million rate increase will become effective, subject to refund, on July 5, 1994.

3.   INVESTMENTS
     -----------

As of March 31, 1994, the Company had $48.2 million of investments in securities which were included in the following balance sheet classifications: cash and cash equivalents-$28.6 million; funds held by trustee-$18.2 million; other investments-$1.4 million. These securities, based on the Company's intent and criteria established by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are categorized as available-for-sale securities. The fair value of such securities was not materially different from book value as of March 31, 1994. Gains and losses from the sale of investment securities were not material to any period for which an income statement is presented. As of March 31, 1994, the Company's investments in debt securities other than those considered to be cash equivalents had the following maturities: $7.2 million due in 1994-1999; $10.1 million due in 2000-2004.


4.   COMMON STOCK
     ------------

During the first quarter of 1994, the Company issued 364,081 shares of Common Stock for $7,943,000 primarily through the Dividend Reinvestment and Common Share Purchase Plan. As of March 31, 1994, 59,193,364 shares of Common Stock were outstanding.

5.   CONTINGENCIES
     -------------

Nuclear Insurance
- - -----------------

In the event of an incident at any commercial nuclear power plant in the United States, the Company could be assessed for a portion of any third party claims associated with the incident. Under the provisions of the Price Anderson Act, if third party claims relating to such an incident exceed $200 million (the amount of primary insurance), the Company could be assessed up to $23.7 million for third party claims. In addition, Congress could impose a revenue-raising measure on the nuclear power industry to pay such claims.

The co-owners of the Peach Bottom Atomic Power Station (Peach Bottom) and Salem Nuclear Generating Station (Salem) maintain nuclear property damage and decontamination insurance in the aggregate amount of $2.7 billion for each station. The Company is self-insured, to the extent of its ownership interest, for its share of property losses in excess of insurance coverages. Under the terms of the various insurance agreements, the Company could be assessed up to $3.5 million in any policy year for losses incurred at nuclear plants insured by the insurance companies.

The Company is a member of an industry mutual insurance company which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. The premium for this coverage is subject to retrospective assessment for adverse loss experience. The Company's present maximum share of any assessment is $1.4 million per year.

Environmental Matters
- - ---------------------

As previously disclosed under "Hazardous Substances" on page I-17 of the Company's 1993 Annual Report on Form 10-K, the disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. The Company is currently a potentially responsible party (PRP) at one federal superfund site and is alleged to be a third-party contributor at two other such sites. The Company also has three former coal gasification sites and is currently participating with the State of Delaware in conducting studies at two of the three sites to assess the extent of contamination and risk to the environment. The Company does not expect clean-up and other potential costs related to the PRP and coal gasification sites, either separately or cumulatively, to have a material effect on the Company's financial position or results of operations.

Other
- - -----

On December 14, 1993, Star Enterprise (Star) filed a complaint against the Company in Delaware Chancery Court alleging that the Company overcharged it for pension and tax-related costs under a contract entered into by the parties' predecessors in 1955. The complaint asks for a refund and damages totalling $9.3 million. Currently, the procedural schedule in the case is being delayed to allow the parties to engage in settlement discussions. Should such discussions prove unsuccessful, the Company will continue to defend its position that it did not overcharge Star. The Company expects that resolution of this matter will not have a material effect on the Company's financial position or results of operations.

The Company is involved in certain other legal and administrative proceedings before various courts and governmental agencies concerning rates, fuel contracts, tax filings and other matters. The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company's financial position or results of operations.

6.   SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

                                Three Months Ended  Twelve Months Ended
                                    March 31,            March 31,
                                ------------------  -------------------
(Dollars in Thousands)            1994      1993      1994       1993
                                --------  --------  --------  ---------
Cash paid for
  Interest, net of amounts
   capitalized                    $11,546   $9,616    $60,084   $59,528

  Income taxes, net of refunds    $ 2,863   $9,291    $65,858   $48,321


7.   NONUTILITY SUBSIDIARIES
     -----------------------

The following presents condensed financial information of the Company's nonregulated wholly-owned subsidiaries: Delmarva Energy Company; Delmarva Industries, Inc.; and Delmarva Capital Investments, Inc. A subsidiary which leases real estate to the Company's utility business, Delmarva Services Company, is excluded from these statements since its income is derived from intercompany transactions which are eliminated in consolidation.

                                      Three Months Ended    Twelve Months Ended
                                          March 31,              March 31,
                                     --------------------  ---------------------
(Dollars in Thousands)                  1994       1993       1994       1993
                                     ----------  --------  ----------  ---------
Revenues and Gains
  Landfill and waste hauling            $2,763    $2,215     $12,296    $ 9,302
  Operating services                     4,724     4,304      22,538      6,599
  Other revenues                         2,251       324       4,044      1,079
  Leveraged leases                          53       741         146        706
  Other investment income                  180        25         974        300
                                        ------    ------     -------    -------
                                         9,971     7,609      39,998     17,986
                                        ------    ------     -------    -------

Costs and Expenses
  Operating expenses                     7,822     7,289      36,940     19,529
  Interest expense                          58        62         260        447
  Capitalized interest                     (43)      (30)       (260)      (233)
  Income taxes                             842      (401)        647     (2,518)
                                        ------    ------     -------    -------
                                         8,679     6,920      37,587     17,225
                                        ------    ------     -------    -------

Net income                              $1,292    $  689     $ 2,411    $   761
                                        ======    ======     =======    =======

Earnings per share of common
 stock attributed to subsidiaries        $0.02     $0.01       $0.04      $0.01

                    SELECTED FINANCIAL AND OPERATING DATA
                    -------------------------------------
                           (Dollars in Thousands)

                                       3 Months Ended             12 Months Ended
                                          March 31                    March 31
                                 -------------------------   -------------------------
                                    1994          1993           1994          1993
                                 -----------   -----------   -----------   -----------
Electric Revenues
- - -----------------

Residential                          $92,748       $79,981      $318,213      $277,907
Commercial                            59,499        54,456       242,828       223,521
Industrial                            34,786        35,380       149,584       145,851
Resale, etc.                          31,279        28,677       114,383       104,837
Unbilled Sales Revenues, net          (4,452)       (2,242)          708         1,391
                                 -----------   -----------   -----------   -----------

Sales Revenues                       213,860       196,252       825,716       753,507
Interchange Deliveries                26,960        12,261        76,136        36,132
Miscellaneous Revenues                 1,933         1,776         6,275         7,806
                                 -----------   -----------   -----------   -----------

Total Electric Revenues             $242,753      $210,289      $908,127      $797,445
                                 ===========   ===========   ===========   ===========

Electric Sales
- - --------------
  (1000 kWh)

Residential                        1,176,817     1,025,459     3,650,745     3,286,336
Commercial                           892,149       824,021     3,404,975     3,180,635
Industrial                           771,067       771,710     3,231,590     3,150,752
Resale, etc.                         609,437       555,028     2,239,415     2,057,589
Unbilled Sales, net                  (78,270)      (31,322)      (20,191)       38,245
                                 -----------   -----------   -----------   -----------

Total Electric Sales               3,371,200     3,144,896    12,506,534    11,713,557
                                 ===========   ===========   ===========   ===========

Interchange Deliveries               802,007       435,076     2,592,315     1,213,271
                                 ===========   ===========   ===========   ===========

Gas Revenues
- - ------------

Billed Sales Revenues                $50,466       $37,907      $106,679       $87,815
Unbilled Sales Revenues, net            (997)         (332)         (402)          721
Gas Transportation Revenues              172           143           590           940
                                 -----------   -----------   -----------   -----------

Total Gas Revenues                   $49,641       $37,718      $106,867       $89,476
                                 ===========   ===========   ===========   ===========

Gas Sales and Gas Transported
- - -----------------------------
  (1000 mcf)

Billed Sales                           8,268         7,359        18,852        17,431
Unbilled Sales, net                     (388)          (99)         (166)          295
Gas Transported                          328           499         1,369         2,915
                                 -----------   -----------   -----------   -----------

Total                                  8,208         7,759        20,055        20,641
                                 ===========   ===========   ===========   ===========

                                      March 31, 1994              December 31, 1993            March 31, 1993
                                 -------------------------   -------------------------   -------------------------

                                      $             %             $             %             $             %
                                 -----------   -----------   -----------   -----------   -----------   -----------
Capitalization
- - --------------

Variable Rate Demand Bonds (1)       $41,500           2.3       $41,500           2.3       $41,500           2.2
Long-Term Debt                       726,230          39.9       736,368          40.7       787,219          42.7
Preferred Stock                      168,085           9.2       168,085           9.3       176,365           9.6
Common Stockholders' Equity          884,081          48.6       862,195          47.7       838,779          45.5
                                 -----------   -----------   -----------   -----------   -----------   -----------

Total                             $1,819,896         100.0    $1,808,148         100.0    $1,843,863         100.0
                                 ===========   ===========   ===========   ===========   ===========   ===========

(1) The Company intends to use the bonds as a source of long-term financing as discussed in Note 9 to the Consolidated Financial Statements of the 1993 Annual Report.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------


EARNINGS
- - --------

Earnings per average share of common stock outstanding for the three and twelve month periods ended March 31, 1994 and March 31, 1993 were as follows:

                                    Three Months        Twelve Months
                                        Ended               Ended
                                 ------------------  ------------------
                                  3/31/94   3/31/93   3/31/94   3/31/93
                                 --------  --------  --------  --------
Core Utility Operations          $   0.61  $   0.57  $   1.78  $   1.64
Nonutility Subsidiaries              0.02      0.01      0.04      0.01
                                 --------  --------  --------  --------
                                 $   0.63  $   0.58  $   1.82  $   1.65
                                 ========  ========  ========  ========

Major components of change in earnings per share from the same period of the previous year are shown below.

                                                Increase (Decrease) in
                                                   Earnings Per Share
                                             ----------------------------
                                             Three Months   Twelve Months
                                                Ended          Ended
                                               March 31       March 31
                                             1994 vs 1993   1994 vs 1993
                                             ------------   -------------
Core Utility Operations
  Revenues, net of fuel expense
    Rate increases                            $   0.13       $   0.40
    Sales volume and other                        0.12           0.41
  Operation and maintenance expense              (0.06)         (0.26)
  Depreciation                                   (0.02)         (0.08)
  Allowance for funds used during
   construction (AFUDC)                          (0.04)         (0.09)
  Effect of increased number of
   average common shares                         (0.05)         (0.15)
  Other                                          (0.04)         (0.09)
                                              --------        -------
                                                  0.04           0.14
Nonutility Subsidiaries                           0.01           0.03
                                              --------        -------
                                              $   0.05       $   0.17
                                              ========        =======

CORE UTILITY EARNINGS
- - ---------------------

Earnings per share from core utility operations increased by $0.04 and $0.14 for the three- and twelve-month periods ended March 31, 1994, respectively, compared to the same periods last year. The increases in core utility operating earnings were mainly due to growth in electric revenues attributed to approximately 7% higher kilowatt-hour (kWh) sales in both periods and higher customer base rates. Electric sales reflect the effects of 2% yearly customer growth and weather conditions which increased customer usage during the winter heating and summer cooling seasons. Earnings growth from the additional electric revenues was partially offset by increased non-fuel expenses, lower AFUDC, and the dilutive effect on earnings per share of more common shares outstanding. Ice-storms in the first quarter of 1994 resulted in increased maintenance costs for repairs to electric lines; however, the increase in revenues attributed to colder weather was more than sufficient to offset these costs.

STRATEGIC PLANS
- - ---------------

As previously disclosed under the "Competition" section of the Company's 1993 Annual Report on Form 10-K, the Company has developed strategic plans to address anticipated operating cost increases and the expected loss of up to $24 million in non-fuel revenue beginning in 1995 when the Company's largest resale customer will start to purchase about one-half of its electricity from another utility. The strategies are as follows: (1) reduce costs by $15 to $20 million; (2) increase revenues through $10 to $15 million of targeted pricing surcharges; and
(3) increase revenues by an additional $10 to $20 million through short-term energy and capacity sales to regional utilities, and additional retail sales. These strategies are designed to aid the Company in achieving its goal of earning a return on equity of at least 11.5%, while keeping prices competitive, growing earnings, and protecting the current dividend level. Below are updates to the discussion of these strategies previously disclosed in the 1993 Annual Report on Form 10-K.

In April 1994, the Company announced that through a voluntary early retirement option, the work force will be reduced by 7% to 10%. Work processes and activities will be realigned with a focus on meeting the expectations of a changing market and increasing shareholder value. The Company does not expect that the early retirement option will result in a material charge to earnings. The Company believes that other opportunities for cost savings exist primarily through lower construction expenditures and interest rate management techniques.

The Company is seeking to recover through pricing surcharges $10 to $15 million of higher costs imposed by law. These costs include the 1993 one percent increase in the federal income tax rate, compliance with the Clean Air Act Amendments of 1990, and nuclear decommissioning.

The Company is also working to reduce the risk of resale customers switching energy suppliers on short notice by extending notice periods for termination of service and negotiating long-term full supply contracts, such as with the Town of Smyrna, Delaware. The Town has favorably received the Company's proposal for a 20-year contract and negotiations are proceeding.

ELECTRIC REVENUES AND SALES
- - ---------------------------

Details of the changes in the various components of electric revenues are shown below:

                  Increase (Decrease) in Electric Revenues
                    From Comparable Period in Prior Year
               -----------------------------------------------
                            (Dollars in Millions)

                                                 Three        Twelve
                                                 Months       Months
                                                 ------       ------
     Non-fuel (Base Rate) Revenue
       Increased Rates                           $ 11.2       $ 35.3
       Sales Volume and Other                       8.3         33.9
     Fuel Revenue                                  (1.7)         1.5
     Interchange Delivery Revenue                  14.7         40.0
                                                 ------       ------
         Total                                   $ 32.5       $110.7
                                                 ======       ======

Electric Non-fuel (Base Rate) Revenue - Increased Rates
- - -------------------------------------------------------

The electric non-fuel (base rate) revenue increases shown above as "Increased Rates" are due to the following:

                        Electric Base Rate Increases
     --------------------------------------------------------------
                                 Annualized Base          Effective
     Jurisdiction                Revenue Increase           Date
     ------------                ----------------         ---------
     Retail Electric
       Delaware                  $24.9  million            06/01/93
       Maryland                  $ 7.8  million            04/01/93
       Virginia (1)              $ 1.15 million            07/01/92
       Virginia                  $ 1.3  million            10/05/93
     Resale (FERC) (2)           $ 1.5  million            06/03/93

     (1) On a comparative basis, this rate increase contributed to the twelve-month revenue increase but had no effect on the three-month revenue variance because the rate increase was effective throughout the entire three-month period for both 1994 and 1993.

     (2) This rate increase is based on settlement agreements subject to approval by the Federal Energy Regulatory Commission (FERC).

Electric Non-fuel (Base Rate) Revenue - Sales Volume and Other
- - --------------------------------------------------------------

Percentage changes in kWh sales billed by customer class are shown below:

                 Percentage Increase (Decrease) in kWh Sales
                    From Comparable Period in Prior Year
            ----------------------------------------------------
                                        Three        Twelve
            Customer Class              Months       Months
            --------------              ------       ------
             Residential                 14.8 %       11.1 %
             Commercial                   8.3          7.1
             Industrial                  (0.1)         2.6
             Resale, etc.                 9.8          8.8
               Total Billed Sales         8.6          7.3
             Total Sales, including
               Unbilled Sales             7.2 %        6.8 %

Electric non-fuel revenues from "Sales Volume and Other" variances increased $8.3 million for the three-month period and $33.9 million for the twelve-month period due to increases in total kWh sales of 7.2% and 6.8%, respectively. For both periods, increases in residential, commercial, and resale kWh sales were largely due to weather conditions that caused customer usage to increase. Sales comparisons for both periods benefited from a winter heating season that was colder than normal and colder than the prior year. Sales comparisons for the twelve-month period also benefited from a summer cooling season that was hotter than normal and much hotter than the previous year. The three- and twelve-month increases in kWh sales also reflect the effect of 2% growth in the number of customers. Industrial sales were relatively unchanged for the three-month period and increased 2.6% for the twelve-month period mainly due to increased production levels of certain large customers.

Electric Fuel Revenue
- - ---------------------

Fuel costs billed to customers, or fuel revenues, generally do not affect net income since the expense recognized as fuel costs is adjusted to match the fuel revenues. The amount of under- or over-recovered fuel costs is deferred until it is subsequently recovered from or returned to utility customers. Higher kWh sales and lower average electric fuel rates were the main factors which caused fuel revenue variances of a $1.7 million decrease for the three-month period and a $1.5 million increase for the twelve-month period.

Interchange Delivery Revenue
- - ----------------------------

Interchange delivery revenues are reflected in the calculation of rates charged to customers under fuel adjustment clauses and, thus, do not affect net income. Interchange delivery revenues benefit customers by reducing the effective cost of fuel billed to customers. For the three- and twelve-month periods, interchange delivery revenues increased $14.7 million and $40.0 million, respectively, mainly due to higher sales to the Pennsylvania-New Jersey-Maryland
(PJM) Interconnection Association which resulted from increased demand for electricity in the region and greater availability of the Company's generating units.

GAS REVENUES, SALES, AND TRANSPORTATION
- - ---------------------------------------

For the three months ended March 31, 1994, gas revenues increased $11.9 million compared to the same period last year due to a $2.3 million increase in non-fuel revenues and a $9.6 million increase in fuel revenues. For the twelve months ended March 31, 1994, gas revenues increased $17.4 million compared to the same period last year due to a $1.1 million increase in non-fuel revenues and a $16.3 million increase in fuel revenues. Non-fuel revenues for both periods increased primarily due to higher sales to firm customers which are billed at higher rates than sales to non-firm (interruptible) and transportation customers. Firm gas sales increased 12.0% and 2.8% for the three- and twelve-month periods, respectively, due to colder winter weather and an increased number of residential space heating and commercial customers. Total gas sold and transported increased 5.8% for the three-month period and decreased 2.8% for the twelve-month period.

Gas fuel revenues increased $9.6 million and $16.3 million in the three- and twelve-month periods, respectively, due to higher average fuel rates charged to customers and increased firm sales.

ELECTRIC FUEL AND PURCHASED POWER EXPENSES
- - ------------------------------------------

The components of the changes in electric fuel and purchased power expenses are shown in the table below. Variances labeled as "Deferral of Energy Costs" were due to varying levels of under- and/or over-collections of fuel costs which are subsequently recovered from or returned to utility customers.

                  Increase (Decrease) in Electric Fuel and
            Purchased Power from Comparable Period in Prior Year
            ----------------------------------------------------
                            (Dollars in Millions)

                                           Three      Twelve
                                          Months      Months
                                          ------      ------
         Average Cost of Electric Fuel
          and Purchased Power              $ 7.4       $(3.9)
         kWh Output                         11.5        44.0
         Deferral of Energy Costs           (5.9)        1.1
                                           -----       -----
           Total                           $13.0       $41.2
                                           =====       =====

During the first quarter of 1994, the kWh output of oil and gas generating units was increased to meet the unusually high demand for power that resulted from severely cold winter weather. More output from the oil and gas generating units, which have higher fuel costs than the system average, was the primary reason for the $7.4 million increase in the "Average Cost of Electric Fuel and Purchased Power" and for the $11.5 million increase related to higher "kWh Output." The impact on customer fuel rates of the higher average fuel cost should be substantially reduced by additional revenues that were realized from higher kWh sales to the PJM Interconnection Association.

For the twelve months ended March 31, 1994, compared to the same period a year ago, the "Average Cost of Electric Fuel and Purchased Power" decreased $3.9 million chiefly due to lower average oil prices and due to the addition to the electric system on June 1, 1993 of Hay Road Unit 4, a 175 megawatt combined-cycle unit which uses exhaust heat from the three Hay Road combustion turbines as its energy source. This average cost decrease was mitigated by the higher average cost experienced in the first quarter which is discussed above.
Electric fuel and purchased expenses increased $44.0 million in the twelve-month period due to higher kWh output from electric generating units. Output rose due to greater electric sales demand in the Company's service territory and in the region served by the PJM Interconnection Association.

The kWh output required to serve load within the Company's service territory is equivalent to total output less interchange deliveries. For the twelve months ended March 31, 1994, the Company's output for load within its service territory was provided by 47% coal generation, 14% nuclear generation, 30% oil and gas generation, and 9% net purchased power, which consisted primarily of purchases under the Company's agreement with PECO Energy Company.

OPERATION, MAINTENANCE, AND DEPRECIATION EXPENSES
- - -------------------------------------------------

For the three- and twelve-month periods ended March 31, 1994, compared to the same periods a year ago, operation and maintenance expenses increased $5.0 million and $22.9 million, respectively. The increases for both periods were due primarily to increased maintenance expenses for repair of storm-related damage, and higher administrative and general expenses. Administrative and general expenses included increases for salaries and wages, and postretirement benefits other than pensions due to the Company's adoption of SFAS No. 106 beginning in 1993. During the first quarter of 1993, the Company had deferred the additional expense attributed to SFAS No. 106.

Depreciation increased $2.1 million and $6.5 million for the three- and twelve-month periods, respectively, mainly due to additions to the electric system, which included Hay Road Unit 4.

UTILITY FINANCING COSTS
- - -----------------------

Interest charges on debt of the core utility decreased $1.6 million and $6.2 million for the three- and twelve-month periods, respectively, largely due to redemption on June 1, 1993, of $50 million of 10% First Mortgage Bonds with a portion of the proceeds from a previous public offering of Common Stock. Interest savings from refinancings of long-term debt also contributed to the decreases.

AFUDC decreased $2.7 million and $6.0 million for the three- and twelve-month periods, respectively. AFUDC decreased in both periods because construction of Hay Road Unit 4 was completed on May 31, 1993, resulting in lower average construction work-in-progress balances. For the twelve months ended March 31, 1994, AFUDC was 4.4% of net income.

Due to increased common equity financing, the average number of shares of Common Stock outstanding increased in both the three- and twelve-month periods. The additional shares outstanding decreased earnings per share by $0.05 for the three-month period and $0.15 for the twelve-month period. Rates charged to customers are designed to result in sufficient revenues to offset the dilution of earnings per share due to increased common equity financing. This result is reflected in operating results for the first quarter of 1994; however, for the twelve months ended March 31, 1994, there were about three months of operating results during which additional shares of Common Stock had been issued but rate increases had not yet become effective.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The net cash provided by operating activities increased $21.8 million during the three months ended March 31, 1994, compared to the same period last year mainly due to higher utility sales and base rates. For the three months ended March 31, 1994, utility construction expenditures were $27.6 million compared to $38.4 million for the same period last year. Construction expenditures for the three months ended March 31, 1994, were $15.7 million under budget primarily due to delays caused by severe winter weather conditions. Internally generated funds (net cash provided by operating activities less Common and Preferred dividends) provided 216% of the cash required for construction for the three months ended March 31, 1994, compared to 103% for the same period last year. For the twelve months ended March 31, 1994 and March 31, 1993, utility construction expenditures were $149.2 million and $208.0 million, respectively. Internally generated funds provided 88% and 56% of the cash required for construction during the twelve months ended March 31, 1994, and March 31, 1993, respectively.

As of March 31, 1994, the Company had repaid its term loan which had a $10 million balance as of December 31, 1993. During the three months ended March 31, 1994, $7.9 million of Common Stock was issued primarily through the Company's Dividend Reinvestment and Common Share Purchase Plan. These factors and a $14.6 million increase in retained earnings resulted in further strengthening of the Company's capital structure. Long-term debt and variable rate demand bonds as a percent of capitalization decreased from 43.0% as of December 31, 1993 to 42.2% as of March 31, 1994. Common stockholders' equity as a percent of capitalization increased from 47.7% as of December 31, 1993 to 48.6% as of March 31, 1994.

NONUTILITY SUBSIDIARIES
- - -----------------------

Information on the Company's nonutility subsidiaries, in addition to the following discussion, can be found in Note 7 to the Consolidated Financial Statements.

In the first quarter of 1994, nonutility subsidiaries earned $0.02 per share primarily due to gains from the sale of a mini-storage facility and recovery of previously written off joint venture assets. In comparison, the nonutility subsidiaries earned $0.01 per share in the first quarter of 1993 largely due to a gain on the sale of the residual value of a leveraged lease.

For the twelve-month periods ended March 31, 1994, and March 31, 1993, nonutility subsidiary earnings per share were $0.04 and $0.01, respectively. Both twelve-month periods included gains on sales of equity and residual value interests in leveraged leases. Earnings increased $0.03 per share in the current twelve-month period primarily due to gains from the sale of a mini-storage facility and recoveries of previously written off joint venture assets.

Due to sales of leveraged lease assets, income from ongoing leveraged lease operations declined in both the three- and twelve-month periods. However, this earnings decrease was offset by improved operating results of the Pine Grove Landfill and lower administrative and general expenses.

                         PART II. OTHER INFORMATION
                         --------------------------



Item 1.  Legal Proceedings
- - --------------------------

Refer to Note 5 to the Consolidated Financial Statements for updated information concerning the complaint filed by Star against the Company in December 1993.


Item 5.  Other Information
- - --------------------------

A)   Peach Bottom Atomic Power Station
     ---------------------------------

On March 28, 1994, the Nuclear Regulatory Commission (NRC) approved PECO Energy Company's request to extend the expiration dates to 40 years from the date of issuance of the Facility Operating Licenses for Peach Bottom Units 2 and 3. The previous expiration dates were based on 40 years from the date of issuance of the construction permit for both units. The amended expiration dates of August 8, 2013, for Unit 2 and July 2, 2014, for Unit 3 extend the operating license for Unit 2 by approximately five years, six months and the operating license for Unit No. 3 by approximately six years, five months.

B)   Salem Nuclear Generating Station
     --------------------------------

On March 9, 1994, Public Service Electric & Gas Company (PSE&G) received from the NRC a Notice of Violation and a Proposed Imposition of Civil Penalty of $50,000 for failure to follow procedures related to control of maintenance work activities at Salem. The violations were identified through NRC inspections conducted between October 17 and November 27, 1993. The NRC is concerned that similar examples of inadequate control of work processes have been identified in the past at Salem. On April 8, 1994, PSE&G paid the civil penalty and identified corrective actions to be taken in response to the Notice of Violation.

On April 7, 1994, a series of problems occurred at Salem Unit 1 which resulted in a shutdown of the unit and declaration of an alert. An NRC Augmented Inspection Team (AIT) was sent to the site to determine the cause of the shutdown and alert. On April 26, 1994, the AIT issued preliminary findings which indicated that no abnormal releases of radiation occurred during the event, management allowed equipment problems to exist that made operations difficult, operator errors occurred which complicated the event, operator use of emergency operating procedures was good, and PSE&G's investigation and trouble-shooting were good.

On May 9, 1994, PSE&G and the NRC Staff presented their findings to the NRC Commissioners, and PSE&G described the actions it has taken to prepare Salem Unit 1 for restart. On May 11, 1994, Senator Joseph Biden, representing Delaware, wrote to the NRC expressing his concerns regarding early restart of the unit and requested assurances "that all outstanding mechanical and management problems have been resolved and that a fine in the maximum amount will be levied upon the licensee." Nevertheless, PSE&G believes that the event has been thoroughly analyzed and that all necessary corrective actions have been identified so as to permit the unit to return to service. PSE&G expects to request authorization to restart the unit shortly. The Company cannot predict what NRC enforcement action, if any, may be taken in this matter or when PSE&G will be permitted to restart the unit.

C)   Delaware Task Force on Regulation
     ---------------------------------

As previously reported under the "Competition" section of the Company's 1993 Annual Report on Form 10-K, in Delaware, the Governor has convened a task force "to recommend reforms to the existing regulatory process, structure and organization that will improve utility efficiency and encourage utility innovation, while assuring continued availability of utility services at affordable and competitive prices." In May 1994, the task force issued a preliminary report to the Governor which included the following recommendations:

     (1) Replace the current five-member, part-time Delaware Public Service Commission (DPSC) with three full-time commissioners and expand the Staff in order to manage the regulatory process more effectively, examine policy issues more thoroughly, and reduce the use of outside consultants and attorneys.

     (2) Provide the DPSC with the authority to deregulate competitive markets, implement alternative forms of regulation, and allow economic development rates .

     (3) Pass legislation which would encourage the DPSC to resolve matters through the use of settlements.

     (4) Strengthen the role of the Office of the Public Advocate (OPA) and provide the OPA with an in-house legal and regulatory research staff.

A final report containing the recommendations of the task force is expected to be issued in June 1994.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

A)   Exhibits
     --------

Exhibit 12, Computation of Ratio of Earnings to Fixed Charges.

B)   Reports on Form 8-K
     -------------------

The Company did not file any Reports on Form 8-K during the first quarter of 1994.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Delmarva Power & Light Company
                                       ------------------------------
                                               (Registrant)



Date:     May 13, 1994                 /s/ B. S. Graham
      --------------------             --------------------------------
                                       B. S. Graham, Vice President and
                                       Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


                                                     Exhibit   Page
                                                     Number   Number
                                                     ------   ------

Computation of ratio of earnings to fixed charges      12       20
