Form 10-Q
period 1994-06-30
DELMARVA POWER & LIGHT CO /DE/
filed 1994-08-15
CIK 27879

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June  30, 1994
                              ------------------------------------------------
                                      OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to__________________

Commission file number    1-1405

                        DELMARVA POWER & LIGHT COMPANY
                ----------------------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware and Virginia                                      51-0084283
- -----------------------------                               -------------------
  (States of incorporation)                                 (I.R.S. Employer
                                                            Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware            19899
- ---------------------------------------------------         ------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code          302-429-3011
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

                              Yes    X            No
                                  --------           --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at July 31, 1994
- -----------------------------                      ----------------------------
Common Stock, $2.25 par value                            59,542,006 Shares

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------

                               Table of Contents
                               -----------------


                                                                     Page No.
                                                                     --------


Part I.  Financial Information:

           Consolidated Balance Sheets as of June 30, 1994
           and December 31, 1993..................................        2-3

           Consolidated Statements of Income for the three, six,
           and twelve months ended June 30, 1994 and 1993.........          4

           Consolidated Statements of Cash Flows for the six and
           twelve months ended June 30, 1994 and 1993.............          5

           Notes to Consolidated Financial Statements.............        6-9

           Selected Financial and Operating Data..................         10

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................      11-20

Part II. Other Information and Signature..........................      21-27

                        PART I.  FINANCIAL INFORMATION

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                            ----------------------

                                                           June 30,       December 31,
                                                             1994             1993
                                                          ----------       ----------
                                                         (Unaudited)
             ASSETS
             ------
UTILITY PLANT, AT ORIGINAL COST:
   Electric.........................................      $2,595,605       $2,561,507
   Gas..............................................         182,498          176,167
   Common...........................................         127,358          122,182
                                                          ----------       ----------
                                                           2,905,461        2,859,856
   Less:  Accumulated depreciation..................       1,027,748          989,351
                                                          ----------       ----------
   Net utility plant in service.....................       1,877,713        1,870,505
   Construction work-in-progress....................          99,468           91,001
   Leased nuclear fuel, at amortized cost...........          29,467           33,905
                                                          ----------       ----------
                                                           2,006,648        1,995,411
                                                          ----------       ----------

INVESTMENTS AND NONUTILITY PROPERTY:
   Investment in leveraged leases...................          49,986           50,914
   Funds held by trustee............................          22,419           17,577
   Other investments and nonutility property, net...          53,675           55,248
                                                          ----------       ----------
                                                             126,080          123,739
                                                          ----------       ----------

CURRENT ASSETS:
   Cash and cash equivalents........................          24,600           23,017
   Accounts receivable:
       Customers....................................          97,576           98,472
       Other........................................          13,361           18,405
   Inventories, at average cost:
       Fuel (coal, oil, and gas)....................          31,368           27,335
       Materials and supplies.......................          37,784           37,687
   Prepayments......................................           4,356            9,534
   Deferred income taxes, net.......................           9,202           10,713
                                                          ----------       ----------
                                                             218,247          225,163
                                                          ----------       ----------

DEFERRED CHARGES AND OTHER ASSETS:
   Unamortized debt expense.........................          11,077           11,222
   Deferred debt refinancing costs..................          27,666           28,794
   Deferred recoverable plant costs.................          14,748           15,613
   Deferred recoverable income taxes................         130,367          144,463
   Other............................................          57,371           49,124
                                                          ----------       ----------
                                                             241,229          249,216
                                                          ----------       ----------

TOTAL ASSETS                                              $2,592,204       $2,593,529
                                                          ==========       ==========

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                            ----------------------

                                                     June 30,       December 31,
                                                       1994             1993
                                                   -----------      ------------
                                                   (Unaudited)
           CAPITALIZATION AND LIABILITIES
           ------------------------------
CAPITALIZATION:
   Common stock...............................        $133,970         $132,366
   Additional paid-in capital.................         484,377          470,997
   Retained earnings..........................         269,678          259,507
   Unearned compensation......................          (1,240)            (675)
                                                    ----------       ----------

       Total common stockholders' equity......         886,785          862,195

   Preferred stock............................         168,085          168,085

   Long-term debt.............................         746,566          736,368
                                                    ----------       ----------
                                                     1,801,436        1,766,648
                                                    ----------       ----------

CURRENT LIABILITIES:
   Long-term debt due within one year.........          25,931           25,986
   Variable rate demand bonds.................          41,500           41,500
   Accounts payable...........................          41,307           55,175
   Taxes accrued..............................           8,925           10,987
   Interest accrued...........................          15,815           15,522
   Dividends declared.........................          22,871           22,664
   Current capital lease obligation...........          12,444           12,684
   Deferred energy costs......................          15,139           14,229
   Other......................................          29,022           32,681
                                                    ----------       ----------
                                                       212,954          231,428
                                                    ----------       ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes, net.................         483,442          497,457
   Deferred investment tax credits............          48,218           49,475
   Long-term capital lease obligation.........          18,874           23,335
   Other......................................          27,280           25,186
                                                    ----------       ----------
                                                       577,814          595,453
                                                    ----------       ----------

TOTAL CAPITALIZATION AND LIABILITIES                $2,592,204       $2,593,529
                                                    ==========       ==========

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)
                                  (Unaudited)
                                  -----------

                                                               Three Months Ended      Six Months Ended    Twelve Months Ended
                                                                     June 30               June 30              June 30
                                                              --------------------  --------------------  --------------------
                                                                 1994       1993       1994       1993       1994       1993
                                                              ---------  ---------  ---------  ---------  ---------  ---------

OPERATING REVENUES
  Electric..............................................       $197,934   $196,236   $440,687   $406,525   $909,825   $816,398
  Gas...................................................         20,531     18,402     70,172     56,120    108,996     91,364
                                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                218,465    214,638    510,859    462,645  1,018,821    907,762
                                                              ---------  ---------  ---------  ---------  ---------  ---------

OPERATING EXPENSES
  Electric fuel and purchased power.....................         58,221     68,496    146,715    144,018    301,004    281,435
  Gas purchased.........................................         13,022     10,895     42,721     31,149     65,203     48,382
  Operation and maintenance.............................         65,201     62,344    123,084    115,223    255,911    234,884
  Depreciation..........................................         27,220     23,315     53,871     47,867    106,933     96,098
  Taxes other than income taxes.........................          8,982      8,706     19,711     18,353     38,778     37,022
  Income taxes..........................................         11,825      9,643     36,993     28,518     76,606     56,050
                                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                184,471    183,399    423,095    385,128    844,435    753,871
                                                              ---------  ---------  ---------  ---------  ---------  ---------
OPERATING INCOME........................................         33,994     31,239     87,764     77,517    174,386    153,891
                                                              ---------  ---------  ---------  ---------  ---------  ---------

OTHER INCOME
  Nonutility Subsidiaries
    Revenues and gains..................................         10,814      8,827     20,785     16,399     42,024     24,199
    Expenses including interest and income taxes........        (10,212)    (7,554)   (18,891)   (14,437)   (40,284)   (22,074)
                                                              ---------  ---------  ---------  ---------  ---------  ---------
         Net earnings of nonutility subsidiaries........            602      1,273      1,894      1,962      1,740      2,125
  Allowance for equity funds used during construction...          1,019      1,747      1,725      4,062      2,971      7,587
  Other income, net of income taxes.....................             63       (390)    (1,027)      (346)      (170)       340
                                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                  1,684      2,630      2,592      5,678      4,541     10,052
                                                              ---------  ---------  ---------  ---------  ---------  ---------
INCOME BEFORE UTILITY INTEREST CHARGES..................         35,678     33,869     90,356     83,195    178,927    163,943
                                                              ---------  ---------  ---------  ---------  ---------  ---------

UTILITY INTEREST CHARGES
  Debt..................................................         14,243     15,465     28,445     31,241     57,634     63,660
  Other.................................................          1,173        766      2,379      1,386      4,657      2,790
  Allowance for borrowed funds used during
    construction........................................           (514)    (1,120)      (885)    (2,604)    (1,685)    (5,156)
                                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                 14,902     15,111     29,939     30,023     60,606     61,294
                                                              ---------  ---------  ---------  ---------  ---------  ---------

NET INCOME..............................................         20,776     18,758     60,417     53,172    118,321    102,649
DIVIDENDS ON PREFERRED STOCK............................          2,323      2,479      4,587      4,982      9,607      9,735
                                                              ---------  ---------  ---------  ---------  ---------  ---------
EARNINGS APPLICABLE TO COMMON STOCK.....................        $18,453    $16,279    $55,830    $48,190   $108,714    $92,914
                                                              =========  =========  =========  =========  =========  =========

COMMON STOCK
  Average shares outstanding (000)......................         59,402     58,036     59,212     56,585     58,871     55,209
  Earnings per average share............................          $0.31      $0.27      $0.94      $0.85      $1.85      $1.68
  Dividends declared per share..........................      $0.38 1/2  $0.38 1/2      $0.77      $0.77      $1.54      $1.54

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)
                                  -----------

                                                                       Six Months Ended           Twelve Months Ended
                                                                           June 30                      June 30
                                                                    ----------------------      ----------------------
                                                                      1994          1993          1994          1993
                                                                    --------      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.................................................     $ 60,417      $ 53,172      $118,321      $102,649
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization............................       59,422        55,194       117,154       109,102
      Allowance for equity funds used during construction......       (1,725)       (4,062)       (2,971)       (7,587)
      Investment tax credit adjustments, net...................       (1,257)       (1,257)       (2,515)       (2,410)
      Deferred income taxes, net...............................        1,749       (11,487)       12,065        (7,448)
      Net change in :
         Receivable for Peach Bottom lawsuit settlement........            -             -             -        18,538
         Accounts receivable...................................        5,926        (1,494)       (8,431)      (15,979)
         Inventories...........................................       (4,130)       (5,575)        7,713        (1,351)
         Accounts payable......................................      (13,879)      (16,723)        1,656        (1,896)
         Other current assets & liabilities*...................          299        28,626       (17,278)       10,284
      Other,net................................................       (2,264)       (3,437)       (4,266)       (2,697)
                                                                    --------      --------      --------      --------

Net cash provided by operating activities......................      104,558        92,957       221,448       201,205
                                                                    --------      --------      --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction expenditures, excluding AFUDC.................      (64,519)      (79,913)     (144,597)     (192,076)
    Allowance for borrowed funds used during construction......         (885)       (2,604)       (1,685)       (5,156)
    Cash flows from leveraged leases:
      Insurance proceeds from casualty loss....................            -             -             -         4,115
      Sale of interests in leveraged leases....................            -        14,527         7,015        14,527
      Other....................................................        1,044           988         1,567         2,388
    Investment in subsidiary projects and operations...........       (2,399)       (2,071)       (3,155)       (2,665)
    (Increase)/decrease in bond proceeds held in trust funds...            7       (24,370)       25,529       (13,973)
    Deposits to nuclear decommissioning trust funds............       (1,260)       (1,561)       (2,356)       (2,437)
    Other, net.................................................       (3,527)       (2,991)         (925)        1,915
                                                                    --------      --------      --------      --------

Net cash used by investing activities..........................      (71,539)      (97,995)     (118,607)     (193,362)
                                                                    --------      --------      --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends:     Common......................................      (45,377)      (43,088)      (90,278)      (84,368)
                   Preferred...................................       (4,654)       (5,041)       (9,655)       (9,834)
    Issuances:     Long-term debt..............................            -        58,200        90,000       155,535
                   Variable rate demand bonds..................            -             -        15,500             -
                   Common stock................................       14,974        94,202        30,235       109,895
                   Preferred stock.............................            -             -        20,000        40,000
    Redemptions:   Long-term debt..............................         (397)      (50,378)     (134,225)     (147,726)
                   Variable rate demand bonds..................            -             -       (15,500)            -
                   Common stock................................         (794)         (743)         (799)         (743)
                   Preferred stock.............................            -             -       (28,280)            -
    Principal portion of capital lease payments................       (5,551)       (5,286)      (10,221)      (10,963)
    Net change in term loan....................................       10,500             -        20,500             -
    Net change in short-term debt .............................            -       (17,000)            -       (22,989)
    Cost of issuances and refinancings.........................         (137)       (7,447)       (5,787)      (13,898)
                                                                    --------      --------      --------      --------

Net cash provided/(used) by financing activities...............      (31,436)       23,419      (118,510)       14,909
                                                                    --------      --------      --------      --------

Net change in cash and cash equivalents........................        1,583        18,381       (15,669)       22,752
Cash and cash equivalents at beginning of period...............       23,017        21,888        40,269        17,517
                                                                    --------      --------      --------      --------

Cash and cash equivalents at end of period.....................     $ 24,600      $ 40,269      $ 24,600      $ 40,269
                                                                    ========      ========      ========      ========

*Other than debt classified as current and current deferred income taxes.

See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



1.  INTERIM FINANCIAL STATEMENTS
    ----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The statements reflect all adjustments necessary in the opinion of the Company for a fair presentation of interim results. They should be read in conjunction with the Company's 1993 Annual Report to Stockholders, the Company's Report on Form 10-Q for the first quarter of 1994, and Part II of this Report on Form 10-Q for additional relevant information.


2.  ACCOUNTING PRINCIPLE ADOPTED IN THE FIRST QUARTER OF 1994
    ---------------------------------------------------------

For information concerning the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," refer to Note 3, to the Consolidated Financial Statements included in the Company's Report on Form 10-Q for the first quarter of 1994.


3.  BASE RATE MATTERS
    -----------------

Below is an update to matters previously reported on under "Regulatory and Rate Matters--Base Rate Proceedings" in Part I of the Company's 1993 Annual Report on Form 10-K and the notes to the Consolidated Financial Statements of the Company's Report on Form 10-Q for the first quarter of 1994.

RESALE ELECTRIC RATES
- ---------------------

On October 30, 1992, the Company filed an application with the Federal Energy Regulatory Commission (FERC) for an increase in electric base rates. The Company subsequently reached settlement agreements (in principle) with all of its resale customers allowing for an increase of $1.5 million or 1.5%. The FERC approved the Company's settlement agreements with Old Dominion Electric Cooperative (ODEC) in June 1994 and the Town of Berlin, Maryland on August 2, 1994. A settlement agreement with the Company's remaining resale customers is expected to be filed with the FERC in the third quarter of 1994.

On May 16, 1994, the Company filed a proposed partial requirements rate and a transmission wheeling rate to serve ODEC starting January 1, 1995. On August 8, 1994, a verbal agreement in principle was tentatively reached with ODEC on these rate filings.

DELAWARE GAS BASE RATES
- -----------------------

On May 6, 1994, the Company filed an application with the Delaware Public Service Commission (DPSC) for a $4.2 million or 4.1% increase in gas base rates. On July 5, 1994, an interim $1 million rate increase became effective, subject to refund. Hearings currently are scheduled for September 1994.

LIMITED ISSUE RATE CASES
- ------------------------

During the second quarter of 1994, the Company notified the DPSC and Maryland Public Service Commission (MPSC) of its intent to request targeted or limited issue price increases totaling $10 to $15 million, or approximately 2% of current rates, to be effective in 1995. The Company plans to seek recovery of certain costs such as costs imposed by law related to the 1993 one-percent increase in the federal income tax rate, compliance with the Clean Air Act Amendments of 1990, and nuclear decommissioning. The Company does not plan to seek an increase in its allowed return on equity. The Company expects to file for these limited issue rate increases in Delaware and Maryland during the third quarter of 1994.

MARYLAND CONSERVATION SURCHARGE
- -------------------------------

During the second quarter of 1994, the Company also filed with the MPSC for approval of a surcharge which would recover the cost of customer conservation programs, $1.6 million of which has been deferred by the Company as of June 30, 1994. In June 1994, the MPSC approved the surcharge.

4.  COMMON STOCK
    ------------

During the first six months of 1994, the Company issued 712,723 shares of common stock for $14,973,335 primarily through the Dividend Reinvestment and Common Share Purchase Plan (DRIP). As of June 30, 1994, 59,542,006 shares of Common Stock were outstanding. Effective June 1, 1994, the shares acquired for the DRIP began to be purchased on the open market rather than through the issuance of new shares.

5.  PURCHASE OF CONOWINGO POWER COMPANY
    -----------------------------------

On May 24, 1994, the Company entered into an agreement with PECO Energy Company
(PECO) to buy its Maryland retail electric subsidiary, Conowingo Power Company (COPCO), for $150 million. The Company ultimately plans to finance the acquisition of COPCO with approximately 50% long-term debt and 50% common stock.

On May 24, 1994, the Company also entered into an agreement with PECO to purchase electric capacity and energy from the PECO system. Under the terms of this agreement, the Company will buy capacity and energy from PECO beginning on the later of the closing date of the COPCO acquisition or February 1, 1996, and ending May 31, 2006. The base amount of purchased capacity will start at 205 megawatts (MW) and will increase annually to 259 MW in the final year of the contract, subject to certain provisions that allow PECO to increase the capacity by up to 20 MW or decrease the capacity by up to 50 MW after June 1, 1998. The Company also has agreed to continue the present COPCO power supply agreement with PECO on an interim basis until February 1, 1996, if the closing date of the COPCO acquisition occurs prior to February 1, 1996.

The acquisition of COPCO by the Company and the related power supply agreements are subject to certain state and federal regulatory approvals. The Company expects to complete this process in 1995.

6.  CONTINGENCIES
    -------------

NUCLEAR INSURANCE
- -----------------

In the event of an incident at any commercial nuclear power plant in the United States, the Company could be assessed for a portion of any third-party claims associated with the incident. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), the Company could be assessed up to $23.7 million for third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

The co-owners of the Peach Bottom Atomic Power Station (Peach Bottom) and Salem Generating Station (Salem) maintain nuclear property damage and decontamination insurance in the aggregate amount of $2.7 billion for each station. The Company is self-insured, to the extent of its ownership interest, for its share of property losses in excess of insurance coverages. Under the terms of the various insurance agreements, the Company could be assessed up to $3.5 million in any policy year for losses incurred at nuclear plants insured by the insurance companies.

The Company is a member of an industry mutual insurance company which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. The premium for this coverage is subject to retrospective assessment for adverse loss experience. The Company's present maximum share of any assessment is $1.4 million per year.

ENVIRONMENTAL MATTERS
- ---------------------

As previously disclosed under "Hazardous Substances" on page I-17 of the Company's 1993 Annual Report on Form 10-K, the disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. The Company is currently a potentially responsible party (PRP) at two federal superfund sites and is alleged to be a third-party contributor at two other such sites. The Company also has three former coal gasification sites and is currently participating with the State of Delaware in conducting studies at two of the three sites to assess the extent of contamination and risk to the environment. The Company does not expect clean-up and other potential costs related to the PRP and coal gasification sites, either separately or cumulatively, to have a material effect on the Company's financial position or results of operations.

OTHER
- -----

On December 14, 1993, Star Enterprise (Star) filed a complaint against the Company in Delaware Chancery Court alleging that the Company overcharged it for pension and tax-related costs under a contract entered into by the parties' predecessors in 1955. The complaint asks for a refund and damages totaling $9.3 million. On May 25, 1994, Star and the Company reached a settlement in principle concerning Star's claims. While the final details of such settlement have not yet been determined, the Company expects that the settlement will not have a material effect on the Company's financial position or results of operations.

The Company is involved in certain other legal and administrative proceedings before various courts and governmental agencies concerning rates, fuel contracts, tax filings and other matters. The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company's financial position or results of operations.


7.   SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

                                 Six Months Ended  Twelve Months Ended
                                     June 30,            June 30,
                                 ----------------  -------------------
(Dollars in Thousands)            1994     1993      1994       1993
                                 -------  -------  --------   --------
CASH PAID FOR
  Interest, net of amounts
     capitalized                 $28,231  $29,248    $57,137   $59,720

  Income taxes, net of refunds   $37,925  $33,930    $76,364   $61,840


8.  NONUTILITY SUBSIDIARIES
    -----------------------

The following presents consolidated condensed financial information of the Company's nonregulated wholly-owned subsidiaries: Delmarva Energy Company; Delmarva Industries, Inc.; and Delmarva Capital Investments, Inc. A subsidiary which leases real estate to the Company's utility business, Delmarva Services Company, is excluded from these statements since its income is derived from intercompany transactions which are eliminated in consolidation.

                                       Three Months Ended    Six Months Ended    Twelve Months Ended
                                            June 30,              June 30,            June 30,
                                       -------------------  -----------------    -------------------
(Dollars in Thousands)                   1994       1993      1994      1993       1994       1993
                                       ---------  --------  --------  -------    --------   --------
REVENUES AND GAINS
 Landfill and waste hauling             $ 3,674   $ 2,824   $ 6,437   $ 5,036     $13,146    $ 9,905
 Operating services                       5,875     5,806    10,599    10,110      22,607     11,583
 Other revenues                           1,021       217     3,272       505       4,884      1,061
 Leveraged leases                            63       (88)      116       653         298        476
 Other investment income                    181        68       361        95       1,089      1,174
                                        -------   -------   -------   -------     -------    -------
                                         10,814     8,827    20,785    16,399      42,024     24,199
                                        -------   -------   -------   -------     -------    -------

COST AND EXPENSES
 Operating expenses                       9,797     9,002    17,620    16,243      37,803     25,634
 Interest expense                            52        60       110       122         234        406
 Capitalized interest                       (46)      (35)      (90)      (65)       (271)      (203)
 Income taxes                               409    (1,473)    1,251    (1,863)      2,518     (3,763)
                                        -------   -------   -------   -------     -------    -------
                                         10,212     7,554    18,891    14,437      40,284     22,074
                                        -------   -------   -------   -------     -------    -------

NET INCOME                              $   602   $ 1,273   $ 1,894   $ 1,962     $ 1,740    $ 2,125
                                        =======   =======   =======   =======     =======    =======

EARNINGS PER SHARE OF COMMON
  STOCK ATTRIBUTED TO SUBSIDIARIES        $0.01     $0.02     $0.03     $0.03       $0.03      $0.04


                     SELECTED FINANCIAL AND OPERATING DATA
                     -------------------------------------
                            (Dollars in Thousands)

                                          3 Months Ended                6 Months Ended                12 Months Ended
                                              June 30                       June 30                       June 30
                                     -------------------------     -------------------------     --------------------------
                                        1994           1993           1994           1993           1994            1993
                                     ----------     ----------     ----------     ----------     -----------     ----------

ELECTRIC REVENUES
- -----------------

Residential                             $63,216        $62,092       $155,964       $142,073        $319,337       $281,225
Commercial                               56,620         55,422        116,119        109,878         244,026        227,004
Industrial                               35,586         36,374         70,372         71,754         148,796        147,242
Resale, etc.                             24,673         24,576         55,952         53,253         114,480        106,629
Unbilled Sales Revenues                   6,012          5,297          1,560          3,055           1,423          5,061
                                     ----------     ----------     ----------     ----------     -----------     ----------

Sales Revenues                          186,107        183,761        399,967        380,013         828,062        767,161
Interchange Deliveries                    9,804         12,751         36,764         25,012          73,189         43,565
Miscellaneous Revenues                    2,023           (276)         3,956          1,500           8,574          5,672
                                     ----------     ----------     ----------     ----------     -----------     ----------

Total Electric Revenues                $197,934       $196,236       $440,687       $406,525        $909,825       $816,398
                                     ==========     ==========     ==========     ==========     ===========     ==========

ELECTRIC SALES
- --------------
  (1000 kilowatthours)

Residential                             699,328        700,977      1,876,145      1,726,436       3,649,096      3,308,088
Commercial                              796,587        765,747      1,688,736      1,589,768       3,435,815      3,223,144
Industrial                              801,563        785,681      1,572,630      1,557,391       3,247,472      3,183,709
Resale, etc.                            490,602        476,849      1,100,039      1,031,877       2,253,168      2,088,063
Unbilled Sales, net                      54,502         13,773        (23,768)       (17,549)         20,538         79,384
                                     ----------     ----------     ----------     ----------     -----------     ----------

Total Electric Sales                  2,842,582      2,743,027      6,213,782      5,887,923      12,606,089     11,882,388
                                     ==========     ==========     ==========     ==========     ===========     ==========

Interchange Deliveries                  354,136        487,603      1,156,143        922,679       2,458,848      1,501,920
                                     ==========     ==========     ==========     ==========     ===========     ==========

GAS REVENUES
- ------------

Billed Sales Revenues                   $21,584        $19,882        $72,050        $57,788        $108,381        $89,245
Unbilled Sales Revenues                  (1,329)        (1,648)        (2,326)        (1,980)            (83)         1,307
Gas Transportation Revenues                 276            168            448            312             698            812
                                     ----------     ----------     ----------     ----------     -----------     ----------

Total Gas Revenues                      $20,531        $18,402        $70,172        $56,120        $108,996        $91,364
                                     ==========     ==========     ==========     ==========     ===========     ==========

GAS SALES AND GAS TRANSPORTED
- -----------------------------
  (mcf 000)

Billed Sales                              3,709          3,762         11,977         11,171          18,750         17,485
Unbilled Sales                             (613)          (763)        (1,001)          (863)            (16)           464
Gas Transported                             532            501            860          1,000           1,399          2,519
                                     ----------     ----------     ----------     ----------     -----------     ----------

    Total                                 3,628          3,500         11,836         11,308          20,133         20,468
                                     ==========     ==========     ==========     ==========     ===========     ==========

                                           June 30, 1994               December 31, 1993               June 30, 1993
                                     -------------------------     -------------------------     --------------------------
                                         $              %              $              %               $              %
                                     ----------     ----------     ----------     ----------     -----------     ----------

CAPITALIZATION
- --------------

Variable Rate Demand Bonds (1)          $41,500            2.3        $41,500            2.3        $41,500             2.3
Long-Term Debt                          746,566           40.5        736,368           40.7        752,294            41.6
Preferred Stock                         168,085            9.1        168,085            9.3        176,365             9.7
Common Stockholders' Equity             886,785           48.1        862,195           47.7        840,304            46.4
                                     ----------     ----------     ----------     ----------     -----------     ----------

Total                                $1,842,936          100.0     $1,808,148          100.0     $1,810,463           100.0
                                     ==========     ==========     ==========     ==========     ===========     ==========

(1) The Company intends to use the bonds as a source of long-term financing as discussed in Note 9 to the Consolidated Financial Statements of the 1993 Annual Report.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EARNINGS
- --------

Earnings per average share of common stock outstanding for the three-, six-, and twelve-month periods ended June 30, 1994, and June 30, 1993, were as follows:

                              Three Months         Six Months        Twelve Months
                                  Ended               Ended               Ended
                           ------------------  ------------------  ------------------
                            6/30/94   6/30/93   6/30/94   6/30/93   6/30/94   6/30/93
                           --------  --------  --------  --------  --------  --------

Core Utility Operations    $   0.30  $   0.25  $   0.91  $   0.82  $   1.82  $   1.64
Nonutility Subsidiaries        0.01      0.02      0.03      0.03      0.03      0.04
                           --------  --------  --------  --------  --------  --------
                           $   0.31  $   0.27  $   0.94  $   0.85  $   1.85  $   1.68
                           ========  ========  ========  ========  ========  ========

Major components of the change in earnings per share from the same period of the previous year are shown below:

                                       INCREASE (DECREASE) IN EARNINGS PER SHARE
                                      --------------------------------------------
                                      Three Months    Six Months    Twelve Months
                                          Ended          Ended          Ended
                                         June 30        June 30        June 30
                                      1994 vs 1993   1994 vs 1993    1994 vs 1993
                                      -------------  -------------  --------------
Core Utility Operations
 Revenues, net of fuel expense
    Rate increases                          $ 0.05         $ 0.17          $ 0.41
    Sales volume and other                    0.08           0.20            0.42
 Operation and maintenance expense           (0.03)         (0.09)          (0.23)
 Depreciation                                (0.04)         (0.07)          (0.12)
 Allowance for funds used during
    construction (AFUDC)                     (0.02)         (0.06)          (0.12)
 Effect of increased number of
    average common shares                    (0.01)         (0.04)          (0.12)
 Other                                        0.02          (0.02)          (0.06)
                                            ------         ------          ------
                                              0.05           0.09            0.18
Nonutility Subsidiaries                      (0.01)             -           (0.01)
                                            ------         ------          ------
                                            $ 0.04         $ 0.09          $ 0.17
                                            ======         ======          ======

CORE UTILITY EARNINGS
- ---------------------

Earnings per share from core utility operations increased by $0.05, $0.09, and $0.18 for the three-, six-, and twelve-month periods ended June 30, 1994, respectively, compared to the same periods last year. The increases in core utility operating earnings for all three reporting periods were primarily due to higher base electric revenues which resulted from increases in customer rates and higher kilowatt-hour (kWh) sales. Electric sales benefited from favorable weather conditions in both the summer cooling and winter heating seasons and growth in the number of customers. The increase in base electric revenues was partly offset in all three periods by higher non-fuel operating expenses, lower AFUDC, and the dilutive effect on earnings per share of more common shares outstanding.

STRATEGIC PLANS AND COMPETITION
- -------------------------------

As previously disclosed under the "Competition" section of the Company's 1993 Annual Report on Form 10-K, the Company has developed strategic plans to address anticipated operating cost increases and the expected loss of up to $24 million in non-fuel revenue beginning in 1995 when the Company's largest resale customer
(ODEC) will start to purchase about one-half of its electricity from another utility. The strategies are as follows: (1) reduce costs by $15 to $20 million; (2) increase revenues through $10 to $15 million of targeted price increases; and (3) increase revenues by an additional $10 to $20 million through short-term energy and capacity sales to regional utilities and additional retail sales. These strategies are designed to aid the Company in achieving its goal of earning a return on equity of at least 11.5%, while keeping prices competitive, growing earnings, and protecting the current dividend level. Below are updates to the discussion of these strategies previously disclosed in the 1993 Annual Report on Form 10-K.

COSTS
- -----

In April 1994, the Company announced that through a voluntary early retirement option (ERO), the work force will be reduced by 7% to 10%. At the same time, the Company initiated a review of work activities performed by employees throughout the Company to identify areas where work can be reduced or eliminated in order to capture the savings of the workforce reduction. The initial result of this review shows that a workforce reduction of 7% to 10% can be achieved while focusing employees on work that adds the most value to stockholders and customers. Also, the Company has committed resources to review key business processes performed by the Company on an on-going basis. These key business process reviews will enable the Company to continuously evaluate the effectiveness of work performed by employees to enhance the Company's competitive position. The ERO is not expected to result in a material charge to earnings because the Company plans to record a regulatory asset for the ERO costs in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," consistent with past decisions by the commissions having jurisdiction over the Company where similar costs were recovered in rates. The Company plans to amortize the ERO costs to expense over five years beginning January 1, 1995. The Company expects the annual cost savings from the ERO to be from $13 to $17 million.

For 1995, the Company has established spending targets for both capital additions of utility plant and operation and maintenance expenses. These spending targets are designed to achieve the remainder of the cost reduction strategy. Detailed budgets for 1995 are in the process of being developed to conform to the spending targets.

REVENUES
- --------

During the second quarter of 1994, the Company notified the DPSC and MPSC of its intent to request targeted or limited issue price increases totaling $10 to $15 million, or approximately 2% of current rates, to be effective in 1995. The Company plans to seek recovery of costs primarily imposed by law related to the 1993 one-percent increase in the federal income tax rate, compliance with the Clean Air Act Amendments of 1990, and nuclear decommissioning. The Company does not plan to seek an increase in its allowed return on equity. The Company expects to file for these limited issue rate increases in Delaware and Maryland during the third quarter of 1994.

Also in the second quarter of 1994, the Company filed with the MPSC for approval of a surcharge which would recover the cost of customer conservation programs, $1.6 million of which has been deferred by the Company as of June 30, 1994. In June 1994, the MPSC approved the surcharge.

SALES
- -----

As discussed in Note 5 to the Consolidated Financial Statements on Page 7 and
Part II on Page 21, the Company entered into an agreement to purchase Conowingo Power Company.

The Company's offer to purchase the electric system from the City of Dover, Delaware (Dover) for $103.5 million remains outstanding. As an alternative, the Company has held discussions with Dover concerning a long-term energy supply contract. It is the Company's understanding that other parties have also had discussions with Dover regarding the generation segment of Dover's business, but none have shown interest in purchasing Dover's entire electric system.

In addition to growing the retail market share, the Company's strategy is to add value by retaining profitable wholesale and large industrial customers. This can be achieved through long-term energy supply contracts with customers who have the option (under the National Energy Policy Act) to buy power elsewhere.

On June 30, 1994, the Company entered into an agreement with the Town of Smyrna, Delaware (Smyrna) to provide the town's wholesale full requirements electric service for a 20-year period. The Company also will perform certain new services for Smyrna. Under the terms of the agreement, the initial wholesale rates to Smyrna will be modestly discounted with future increases or decreases based on the percentage change in base rates approved by the DPSC for the Company's Delaware retail customers. This agreement with Smyrna requires the approval of the FERC.

Delaware Municipal Electric Corporation (DEMEC) represents the Company's Delaware municipal customers and Dover. The Delaware municipal customers have a combined load of about 140 MW, or 6% of the Company's estimated 1995 firm load of 2,287 MW. On May 26, 1994, DEMEC, excluding Dover, issued a request for proposal (RFP) for firm supply of capacity and energy for a minimum term of 10 years. Twenty MW of DEMEC's RFP represents load not currently supplied by the Company. The amounts and dates of the capacity and energy requirements in the RFP reflect the termination notice provisions included in the settlement agreement between the Company and the DEMEC customers in the resale base rate case filed with the FERC on October 30, 1992, i.e., a two-year notice for up to 30% load reduction and a five-year notice for more than 30% load reduction. Therefore, full capacity and energy requirements are not reached until the year 2000. On July 14, 1994, in response to the RFP, the Company submitted its proposal to DEMEC to serve the requirements of the DEMEC members, excluding Dover. Also, the Company is engaged in preliminary discussions with certain DEMEC members individually either to purchase their electric systems or enter into separate long-term power supply contracts similar to the Smyrna contract.

ELECTRIC REVENUES AND SALES
- ---------------------------

Details of the changes in the various components of electric revenues are shown below:

                                        INCREASE (DECREASE) IN ELECTRIC REVENUES
                                          FROM COMPARABLE PERIOD IN PRIOR YEAR
                                       -------------------------------------------
                                                  (Dollars in Millions)

                                             Three           Six           Twelve
                                             Months         Months         Months
                                             ------        -------         -------
       Non-fuel (Base Rate) Revenue
         Increased Rates                      $ 4.5          $15.7          $36.4
         Sales Volume and Other                 5.3           13.6           33.0
       Fuel Revenue                            (5.2)          (6.9)          (5.6)
       Interchange Delivery Revenue            (2.9)          11.8           29.6
                                              -----          -----          -----
            Total                             $ 1.7          $34.2          $93.4
                                              =====          =====          =====

ELECTRIC NON-FUEL (BASE RATE) REVENUE - INCREASED RATES
- -------------------------------------------------------

The electric non-fuel (base rate) revenue increases shown above as "Increased Rates" are due to the following:

                        ELECTRIC BASE RATE INCREASES
       --------------------------------------------------------------
                                   Annualized Base          Effective
       Jurisdiction                Revenue Increase            Date
       ------------                ----------------         ---------
       Retail Electric
         Delaware                  $24.9  million            06/01/93
         Maryland (1)              $ 7.8  million            04/01/93
         Virginia                  $ 1.3  million            10/05/93
       Resale (FERC) (2)           $ 1.5  million            06/03/93

       (1) On a comparative basis, this rate increase contributed to the six- and twelve-month revenue increases but had no effect on the three-month revenue variance because the rate increase was effective throughout the entire three month period for both 1994 and 1993.

       (2) This rate increase is based on settlement agreements reached between the Company and its resale customers. See Note 3 to the Consolidated Financial Statements for further details.

ELECTRIC NON FUEL (BASE RATE) REVENUE - SALES VOLUME AND OTHER
- --------------------------------------------------------------

Percentage changes in kWh sales billed by customer class are shown below:

            PERCENTAGE INCREASE (DECREASE) IN KWH SALES
                FROM COMPARABLE PERIOD IN PRIOR YEAR
       -----------------------------------------------------
                                    Three     Six     Twelve
       Customer Class               Months   Months   Months
       --------------               ------   ------   ------
         Residential                    - %    8.7 %   10.3 %
         Commercial                   4.0      6.2      6.6
         Industrial                   2.0      1.0      2.0
         Resale, etc.                 2.9      6.6      7.9
           Total Billed Sales         2.2      5.6      6.6
         Total Sales, including
           Unbilled Sales             3.6 %    5.5 %    6.1 %


Electric non-fuel revenues from "Sales Volume and Other" variances increased $5.3 million for the three-month period, $13.6 million for the six-month period, and $33.0 million for the twelve-month period due to increases in total kWh sales of 3.6%, 5.5%, and 6.1%, respectively. For all three periods, increases in residential, commercial, and resale kWh sales were largely due to weather conditions involving a summer cooling season that was significantly hotter than normal and the previous year and a winter heating season that was colder than the previous year. Customer growth also contributed to increased residential and commercial kWh sales for all three periods. The total number of electric customers increased 2.1% for the twelve months ended June 30, 1994. Industrial sales increased 2.0%, 1.0%, and 2.0% for the three-, six-, and twelve-month periods, respectively, due to increased production levels of certain large customers.

ELECTRIC FUEL REVENUE
- ---------------------

Electric fuel costs billed to customers, or fuel revenues, generally do not affect net income since the expense recognized as fuel costs is adjusted to match the fuel revenues. The amount of under- or over-recovered fuel costs is deferred until it is subsequently recovered from or returned to utility customers. For the three-, six-, and twelve-month periods, fuel revenues decreased $5.2, $6.9, and $5.6 million, respectively, due to lower average fuel rates charged to customers partially offset by higher kWh sales.

INTERCHANGE DELIVERY REVENUE
- ----------------------------

Interchange delivery revenues are reflected in the calculation of rates charged to customers under fuel adjustment clauses and, thus, do not generally affect net income. Interchange delivery revenues benefit customers by reducing the effective cost of fuel billed to customers. For the three-month period, interchange delivery revenues decreased $2.9 million primarily due to lower sales to the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM) which resulted from maintenance outages of certain generating plants that typically provide a significant amount of deliveries to PJM. For the six- and twelve-month periods, interchange delivery revenues increased $11.8 and $29.6 million, respectively, mainly due to higher sales to PJM which resulted from increased demand for electricity in the region and greater availability of the Company's generating units.

GAS REVENUES, SALES, AND TRANSPORTATION
- ---------------------------------------

Details of the changes in the various components of gas revenues are shown below:

                     INCREASE (DECREASE) IN GAS REVENUES
                     FROM COMPARABLE PERIOD IN PRIOR YEAR
                     ------------------------------------
                             (Dollars in Millions)

                                       Three        Six        Twelve
                                       Months      Months      Months
                                       ------      ------      ------
       Non-fuel (Base Rate) Revenue    $   -       $ 2.5       $ 0.8
       Fuel Revenue                      2.1        11.6        16.8
                                       -----       -----       -----
            Total                      $ 2.1       $14.1       $17.6
                                       =====       =====       =====

As shown above, higher fuel revenues were the main factor for increased gas revenues in all three periods. Higher fuel revenues resulted primarily from higher average fuel rates charged to customers. Increased firm gas sales also contributed to higher fuel revenues for the six- and twelve-month periods.

The changes in non-fuel (base rate) revenues shown above resulted from the various factors affecting the different types of sales classes. Firm sales, which are impacted by weather and customer growth, are billed at higher rates than non-firm (interruptible) sales and transported gas, which are impacted by the production schedules and alternate fuel supplies of large industrial customers. For the three months ended June 30, 1994, compared to the same period last year, lower firm sales of 6%, due primarily to mild weather in April, and significantly higher non-firm sales combined to result in a 2% increase in total gas sold and transported but with no change in base revenues. For the six months ended June 30, 1994, compared to the same period last year, higher firm sales of 7%, primarily due to colder winter weather and customer growth, were the main contributor to a 5% increase in total gas sold and transported and higher base revenues of $2.5 million. For the twelve months ended June 30, 1994, compared to the same period last year, higher firm sales of 2%, reflecting colder winter weather and customer growth, and significantly lower gas transported combined to result in a 2% decrease in total gas sold and transported, while base revenues increased $0.8 million.


ELECTRIC FUEL AND PURCHASED POWER EXPENSES
- ------------------------------------------

The components of the changes in electric fuel and purchased power expenses are shown in the table below:

                    INCREASE (DECREASE) IN ELECTRIC FUEL AND
              PURCHASED POWER FROM COMPARABLE PERIOD IN PRIOR YEAR
              ----------------------------------------------------
                             (Dollars in Millions)

                                            Three     Six      Twelve
                                            Months   Months    Months
                                           --------  -------  --------
       Average Cost of Electric Fuel
         and Purchased Power               $  (0.5)  $  6.9    ($ 5.3)
       Increased (Decreased) kWh Output       (0.3)    11.1      34.5
       Deferral of Energy Costs               (9.5)   (15.3)     (9.6)
                                           -------   ------   -------
            Total                           ($10.3)  $  2.7   $  19.6
                                           =======   ======   =======

For the three-month period, the total decrease in electric fuel and purchased power of $10.3 million primarily was due to the deferral of energy costs as described more fully at the end of this section.

For the six-month period, the "Average Cost of Electric Fuel and Purchased Power" increased $6.9 million primarily due to the increased output from oil and gas generating units, which have higher fuel costs then the system average, and interchange and power purchases at rates substantially higher than last year.
An additional $11.1 million increase in electric fuel and purchased power expenses resulted from higher kWh output from electric generating units. Output rose due to greater electric sales demand in the Company's service territory and increased interchange deliveries.

For the twelve-month period, the "Average Cost of Electric Fuel and Purchase Power" decreased $5.3 million primarily due to a significant decrease in interchange and purchased power, which have higher costs than the system average, and increased output from coal units, which have lower fuel costs than the system average. These factors were largely offset by the increased output of oil and gas generating units. The variance in electric fuel and purchased power for the twelve-month period also reflects a $34.5 million increase due to higher kWh output from electric generating units for the same reasons as stated above for the six-month period.

The kWh output required to serve load within the Company's service territory is equivalent to total output less interchange deliveries. For the twelve months ended June 30, 1994, the Company's output for load within the service territory was provided by 46% coal generation, 14% nuclear generation, 31% oil and gas generation, and 9% net purchased power, which consisted primarily of purchases under the Company's agreement with PECO.

In comparison to the same periods last year, the "Deferred Energy Costs" decreased by $9.5, $15.3, and $9.6 million for the three, six, and twelve months, respectively. These decreases were the net results of the accrual and amortization of deferred fuel costs in the Company's various regulatory jurisdictions.


OPERATION, MAINTENANCE, AND DEPRECIATION EXPENSES
- -------------------------------------------------

For the three-, six-, and twelve-month periods ended June 30, 1994, compared to the same periods a year ago, operation and maintenance expenses increased $2.9, $7.9, and $21.0 million, respectively. The increases for all three periods were due primarily to increased maintenance costs due to storm-related damage during the first quarter of 1994, higher salaries and wages, and increased postretirement benefits other than pensions due to the Company's adoption of SFAS No. 106 beginning in 1993. The Company deferred the additional expense attributed to SFAS No. 106 until the costs were reflected in rates on the dates shown on page 14 for the electric business. The Company is continuing to defer the additional expenses attributed to SFAS No. 106 related to the gas business pending the effective date of the rates in the current gas base rate case.

Depreciation increased $3.9, $6.0, and $10.8 million for the three-, six-, and twelve-month periods, respectively, mainly due to additions to the electric system including Hay Road Unit No. 4 on June 1, 1993.


UTILITY FINANCING COSTS
- -----------------------

In comparison to the same periods last year, interest charges on debt of the core utility decreased $1.2, $2.8, and $6.0 million for the three-, six-, and twelve-month periods, respectively, mainly due to the redemption on June 1, 1993, of $50 million of 10% First Mortgage Bonds with a portion of the proceeds from the March 1993 public offering of common stock. Interest savings from refinancings of other long-term debt issues also contributed to the decreases.

AFUDC decreased $1.3, $4.1, and $8.1 million for the three-, six-, and twelve-month periods, respectively. The decreases were due to lower average construction work-in-progress balances as a result of the completion of Hay Road Unit No. 4 on June 1, 1993. For the twelve months ended June 30, 1994, AFUDC was 3.4% of net income.

Due to increased common equity financing, the average number of shares of common stock outstanding increased for the three-, six-, and twelve-month periods. The additional shares outstanding decreased earnings per share by $0.01, $0.04, and $0.12 for the three, six, and twelve month periods, respectively. Rates charged to customers are designed to result in sufficient revenues to offset the dilution of earnings per share due to increased common equity financing. This result is reflected in operating results for all three periods ended June 30, 1994.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The net cash provided by operating activities increased $11.6 million for the six months ended June 30, 1994, compared to the same period last year mainly due to higher sales to utility customers.

For the six months ended June 30, 1994, utility construction expenditures were $64.5 million compared to $79.9 million for the same period last year. Internally generated funds (net cash provided by operating activities less common and preferred dividends) provided 85% of the cash required for construction for the six months ended June 30, 1994, compared to 56% for the same period last year. For the twelve months ended June 30, 1994, and June 30, 1993, utility construction expenditures were $144.6 and $192.1 million, respectively. Internally generated funds provided 84% and 56% of the cash required for construction during the twelve months ended June 30, 1994, and June 30, 1993, respectively. Lower construction expenditures for the six- and twelve-month periods ended June 30, 1994, as compared to the prior year periods reflect lower budgeted capital expenditures.

During the six months ended June 30, 1994, the Company's term loan balance increased by $10.5 million. Also during this period, $15.0 million of common stock was issued primarily through the Company's DRIP. As of June 1, 1994, cash was no longer being provided through the DRIP because the plan began acquiring shares through purchase on the open market rather than through the issuance of new shares.

RATIO OF EARNINGS TO FIXED CHARGES
- ----------------------------------

                                         12 Months
                                          Ended              Year Ended December 31,
                                         June 30,   ----------------------------------------
                                           1994     1993     1992     1991     1990     1989
                                           ----     ----     ----     ----     ----     ----
Ratio of Earnings to Fixed Charges
 (SEC Method).......................      3.81X    3.47X    3.03X    2.58X    2.03X    3.01X

Under the SEC Method, earnings, including AFUDC, have been computed by adding the amount of income taxes and fixed charges to net income. Fixed charges include gross interest expense and the estimated interest component of rentals. Excluding the write-off of an investment in certain non-regulated subsidiary projects, the ratio of earnings to fixed charges for the year ended December 31, 1990, would be 2.89X. Net income and income taxes related to the cumulative effect of a change in accounting for unbilled revenues recorded in 1991 are excluded from the computation of this ratio. Excluding the gain from the Company's share of a settlement reached in the lawsuit against PECO in connection with the shutdown of Peach Bottom, the ratio of earnings to fixed charges for the year ended December 31, 1992, would be 2.78X.


CHALLENGE 2000 UPDATE
- ---------------------
Each year, the Company updates its Challenge 2000 plan to identify the best way to meet its customers' energy needs in the next 10 years. While the updated plan features the balance and flexibility of previous plans, it concludes that the Company can serve customers reliably and economically without making commitments to large investments in new power plants and new demand-side programs during the next two years. The Company's ability to limit long-term commitments will keep cash flow in balance with construction expenditures and hold capital requirements down.

Under this updated plan, in the next 10 years, the Company expects to:

. Expand its existing demand-side management (conservation and load management) programs

. Consider improving its transmission system to allow more short-term power purchases from other utilities

.    Repower two generating units at the Indian River power plant

. Scale down the Delaware Clean Energy Project (DCEP) and defer the project until the year 2000

.    Build a combustion turbine in 2002 in the southern part of our service area

.    Build a pulverized coal-fueled unit in 2004

If the short-term power purchases are not available in the next few years, the Company may need to bring the combustion turbine and coal unit on line sooner than anticipated.


ENERGY SUPPLY
- -------------
A peak load of 2,551 MW was reached on July 8, 1994, that exceeded the Company's historical peak load of 2,544 MW, which occurred on July 9, 1993. Both of these peaks were established under weather conditions which were more severe than normal. In addition, neither peak reflects the full implementation of the Company's demand-side management programs. When the 1994 load is adjusted for abnormal weather conditions, expected seasonal variations, and the full implementation of the Company's demand-side management programs (which total approximately 237 MW), it is expected to closely approximate the projected peak of 2,381 MW. The Company's peak load is adjusted to reflect normal weather conditions and full implementation of demand-side management programs to determine the Company's capacity obligations with PJM.

NONUTILITY SUBSIDIARIES
- -----------------------

Information on the Company's nonutility subsidiaries, in addition to the following discussion, can be found in Note 8 to the Consolidated Financial Statements.

For the three-month periods ended June 30, 1994, and 1993, nonutility subsidiary earnings per share were $0.01 and $0.02, respectively. Nonutility subsidiary earnings per share were $0.03 in both the six-month periods ended June 30, 1994, and 1993. For the twelve-month periods ended June 30, 1994, and 1993, nonutility subsidiary earnings were $0.03 and $0.04, respectively.

All three prior year reporting periods (three, six, and twelve months ended June 30, 1993) included gains on the sale of interests in leveraged leases, which had the effect of lowering normal operating leveraged lease income in all three current year reporting periods (three, six, and twelve months ended June 30, 1994). All three current year reporting periods reflect gains on the sale of real estate, improved operating results from the waste hauling and landfill business, and lower administrative and general costs. The six- and twelve-month current year reporting periods also reflect the recovery of previously written-off joint venture assets.

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Refer to Note 6 to the Consolidated Financial Statements for updated information concerning the complaint filed by Star against the Company in December 1993.

As previously reported on page I-23 of the Company's 1993 Annual Report on Form 10-K, the Company has been involved in two cases involving the Delaware Coastal Zone Industrial Control Board (the "Board") regarding regulations (the "Regulations") the Board adopted in June 1993 under Delaware's Coastal Zone Act. In one case, the Company and certain other parties filed a complaint in the Delaware Superior Court seeking to have the Regulations declared null and void. In the other case, the Company joined with other affected parties in filing a complaint in the Delaware Chancery Court. The Chancery Court complaint alleged procedural violations of the Freedom of Information Act by the Board in the passage of the Regulations and requested that the Regulations be declared null and void. The proceedings in the Superior Court were suspended pending the outcome of the Chancery Court case. On May 19, 1994, the Chancery Court found for the Company and the other plaintiffs by declaring the Regulations null and void on procedural grounds. It is expected that the proceedings in the Superior Court will be further suspended pending the issuance of new regulations by the Board.


ITEM 5.  OTHER INFORMATION
- --------------------------

A)  Purchase of COPCO
    -----------------

On May 24, 1994, the Company entered into an agreement with PECO to buy its Maryland retail electric subsidiary, COPCO, for $150 million. The COPCO purchase will result in approximately 35,000 new electric retail customers or 9% of the Company's current customer base. This purchase reflects the Company's focus on growing the Company's retail market share as previously disclosed under the "Competition" section of the Company's 1993 Annual Report on Form 10-K.

On May 24, 1994, the Company also entered into an agreement with PECO to purchase electric capacity and energy from the PECO system. Under the terms of this agreement, the Company will buy capacity and energy from PECO beginning on the later of the closing date of the COPCO acquisition or February 1, 1996, and ending May 31, 2006. The base amount of purchased capacity will start at 205 MW and will increase annually to 259 MW in the final year of the contract, subject to certain provisions that allow PECO to increase the capacity by up to 20 MW or decrease the capacity by up to 50 MW after June 1, 1998. Over the life of the power purchase agreement, costs to buy power from PECO are expected to lower the Company's average cost of electricity. The agreement will enable the Company to serve the 165 to 220 MW needed for COPCO from 1996 through 2006 and use the additional capacity and energy in the Company's total power supply mix. The Company expects to use energy purchased from PECO in place of higher cost energy. The power purchase agreement also helps the Company avoid having to build higher cost capacity in the next few years. The Company also has agreed to continue PECO's present COPCO power supply agreement on an interim basis until February 1, 1996 if the closing date of the COPCO acquisition should occur prior to that date.

The Company believes that, over the long term, the COPCO purchase will increase earnings available for common stock. The Company expects some contribution to earnings in 1996, rising to $0.04 to $0.06 per share in 1997. However, during the first year of operations, revenues from former COPCO customers will be offset by operating and financing costs as well as the effect of additional common shares to be issued as part of the financing of the acquisition.

The acquisition of COPCO by the Company and the related power supply agreements are subject to certain state and federal regulatory approvals. The Company expects to receive these approvals in 1995. The Company has reached a settlement in principle with the interested parties in Maryland. The settlement, as proposed, would permit recovery of an acquisition premium over 20 years with an allowed return on equity of 11.5% starting in 1997. Additionally, a deferred asset representing costs, to be collected pursuant to a rate phase-in plan, of about $25 million on COPCO's balance sheet, would be collected over about 10 years with a carrying charge starting in 1996.

The Company plans to ultimately finance the acquisition with approximately 50% long-term debt and 50% common stock. Short-term/bridge financing may be used until permanent financing is arranged. The Company also is considering using the DRIP to issue the common stock financing the acquisition. Such issuances would take approximately two years from the closing of the acquisition. The acquisition of COPCO will not materially change the Company's capital structure.

B)  Peach Bottom Atomic Power Station
    ---------------------------------

     SALP Report
     -----------

On June 29, 1994, the Nuclear Regulatory Commission (NRC) issued its initial Systematic Assessment of Licensee Performance (SALP) Report on the performance of activities of Peach Bottom for the period November 1, 1992, to April 30, 1994. This SALP was conducted under the revised process that was implemented by the NRC in July 1993. The revised SALP process consolidates the seven functional areas previously rated into four areas. The numeric rating criteria remains unchanged with "1" being the highest rating and "3" the lowest rating, although still acceptable. Under the recent SALP, Peach Bottom earned a rating of "1" in Operations and a rating of "2" in each of the other three areas:
Engineering, Maintenance, and Plant Support. The NRC noted continued improvement in performance at Peach Bottom as well as some areas that require continued management attention.

     Boiling Water Reactor Issue
     ---------------------------

PECO has informed the Company that in October 1990, General Electric Company
(GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. Peach Bottom Unit No. 3 was examined in October 1993 during the last refueling outage and crack indications were identified at two locations. On November 3, 1993, PECO presented its findings to the NRC and provided justification for continued operation of Unit No. 3 for another two-year cycle with crack indications. Initial examinations for Peach Bottom Unit No. 2 are planned for its next scheduled refueling outage in September 1994. PECO is participating in a GE BWR Owners Group to evaluate this issue and develop long-term corrective actions.

C)  Salem Nuclear Generating Station
    --------------------------------

     Unit No. 1 Outage
     -----------------

As previously reported on page 16 of the Company's Report on Form 10-Q for the first quarter of 1994, on April 7, 1994, a series of problems occurred at Salem Unit No. 1 which resulted in a shutdown of the unit and declaration of an alert. The unit returned to service on June 4, 1994. PSE&G has informed the Company that PSE&G is continuing to address matters to improve Salem's operations identified by itself, the NRC, and the Institute of Nuclear Power Operations
(INPO), an independent industry group consisting of utilities, including PSE&G, that provides self-critical analysis of nuclear operations to member utilities. Actions are being taken to improve the plant's material condition, to upgrade procedures, and to enhance personnel performance, as well as other efforts. However, satisfactory operating performance on Salem Unit No. 1 has not yet been achieved, and the April 7, 1994, event indicates that to date, the corrective actions taken by PSE&G to address these long-standing problems have not been fully effective, and that material condition deficiencies continue to complicate plant recovery from transients which place reliance on operator action to mitigate the consequences of the events. On July 6, 1994, the NRC notified PSE&G of six apparent violations associated with the event which were being considered for escalated enforcement: control room command function; failure to identify and correct pre-existing equipment deficiencies; communication of specific information to the NRC at initial declaration; sufficiency of procedural guidance for coping with transients and abnormal plant conditions; adequate measures for identification and control of parts and components; and technical specification time requirements for cooldown. An enforcement conference to discuss PSE&G's view of the apparent violations was held on July 28, 1994, at NRC Region 1 headquarters, at which time the NRC staff expressed its view that PSE&G had not made significant progress in correcting identified deficiencies. The results of the enforcement conference and final determination of the apparent violations are expected within two months. PSE&G cannot predict what action, if any, may be taken by the NRC.

PSE&G's own assessments, as well as those by the NRC and INPO, indicate that additional efforts are required to further improve operating performance, and PSE&G is committed to taking the necessary actions to address Salem's performance needs. However, no assurance can be given as to what, if any, further or additional actions may be taken by PSE&G, or required by the NRC, to improve Salem's performance.

     Operating Permit
     ----------------

As previously reported on page I-18 of the Company's 1993 Annual Report on Form 10-K, in June 1993, the New Jersey Department of Environmental Protection and Energy (NJDEPE) issued a revised draft permit that would permit Salem to continue to operate with once-through cooling and would require PSE&G to make certain plant modifications and to undertake various measures to protect and enhance aquatic life in the Delaware Bay. PSE&G has informed the Company that on July 20, 1994, the NJDEPE issued a final five-year permit, effective September 1, 1994, with essentially the same provisions as the revised draft permit. The revised draft permit had been opposed by various environmental groups and PSE&G cannot predict whether any appeals of the final permit will be filed. The EPA has authority to review the issuance of the final permit issued by the NJDEPE. Additional permits from various agencies will be required for implementation of certain of the measures required under the permit, as to which no assurances can be given. The Company's share of the capital cost of complying with the conditions of the final permit is not expected to be material.

     Reracking Project
     -----------------

As previously reported on page I-9 of the Company's 1993 Form 10-K, the Company has been informed by PSE&G that PSE&G has developed a strategy to meet the longer-term, spent-fuel storage needs for Salem. In May 1994, PSE&G received a license from the NRC to replace the existing high-density racks in the spent-fuel storage pools of Salem Unit Nos. 1 and 2 with maximum-density racks. The Salem reracking project is ongoing and is expected to extend the storage capability of Salem Unit No. 1 through March 2008 and Salem Unit No. 2 through March 2012, considering operational full core discharge requirements.

D)  Delaware Task Force on Regulation
    ---------------------------------

As previously reported on page 17 of the Company's Form 10-Q for the first quarter of 1994, in May 1994 a task force issued a preliminary report to the Governor of Delaware recommending certain improvements to the existing regulatory process in Delaware. In June 1994, the task force issued its final report which maintained the same recommendations as the preliminary report. In addition, the task force recommended that the DPSC Staff, Office of the Public Advocate, utilities, and other interested parties submit annual progress reports to the DPSC citing any advances and cost savings achieved and setbacks experienced toward fully implementing the task force's recommendations. It is anticipated that the Governor will support these recommendations and present them to the General Assembly in the 1995 session.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

A)    Exhibits
      --------

Exhibit 12, Computation of Ratio of Earnings to Fixed Charges.

B)    Reports on Form 8-K
      -------------------

A copy of the Company's press release announcing that the Company had entered into a stock purchase agreement to acquire COPCO was filed as a Report on Form 8-K dated May 25, 1994.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Delmarva Power & Light Company
                                           ------------------------------
                                                  (Registrant)



Date: August 15, 1994                      /s/ B. S. Graham
      ---------------                      ----------------
                                           B. S. Graham, Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------




                                                    Exhibit  Page
                                                    Number   Number
                                                    -------  ------

Computation of ratio of earnings to fixed charges      12      27