Form 10-Q
period 1994-09-30
DELMARVA POWER & LIGHT CO /DE/
filed 1994-11-10
CIK 27879

		       SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C.   20549

				   FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		     September 30, 1994
			       -----------------------------------------------
				       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number	   1-1405

			 DELMARVA POWER & LIGHT COMPANY
	     ------------------------------------------------------
	     (Exact name of registrant as specified in its charter)

    Delaware and Virginia				    51-0084283
- ----------------------------				-------------------
  (States of incorporation)				(I.R.S. Employer
							Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware	19899
- ---------------------------------------------------   ----------
    (Address of principal executive offices)	      (Zip Code)

Registrant's telephone number, including area code    302-429-3011
						      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						   Yes	 X	    No
						       -----	       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	   Class				 Outstanding at October 31, 1994
- -----------------------------			 -------------------------------
Common Stock, $2.25 par value				 59,542,006 Shares

			 DELMARVA POWER & LIGHT COMPANY
			 ------------------------------

			       Table of Contents
			       -----------------


								       Page No.
								       --------


Part I.  Financial Information:

	     Consolidated Balance Sheets as of September 30, 1994
	     and December 31, 1993...................................	    2-3

	     Consolidated Statements of Income for the three, nine,
	     and twelve months ended September 30, 1994 and 1993.....	      4

	     Consolidated Statements of Cash Flows for the nine and
	     twelve months ended September 30, 1994 and 1993.........	      5

	     Notes to Consolidated Financial Statements..............	    6-9

	     Selected Financial and Operating Data...................	     10

	     Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................     11-20

Part II.  Other Information and Signature............................     21-27

			 PART I.  FINANCIAL INFORMATION

			 DELMARVA POWER & LIGHT COMPANY
			 ------------------------------
			  CONSOLIDATED BALANCE SHEETS
			     (Dollars in Thousands)
			     ----------------------


						      September 30,  December 31,
							  1994		 1993
						      ------------   -----------
						      (Unaudited)
		      ASSETS
		      ------
UTILITY PLANT, AT ORIGINAL COST:
   Electric........................................    $2,641,479     $2,561,507
   Gas.............................................	  188,358	 176,167
   Common..........................................	  131,731	 122,182
						      -----------    -----------
							2,961,568      2,859,856
   Less:  Accumulated depreciation.................	1,050,906	 989,351
						      -----------    -----------
   Net utility plant in service....................	1,910,662      1,870,505
   Construction work-in-progress...................	   75,722	  91,001
   Leased nuclear fuel, at amortized cost..........	   30,163	  33,905
						      -----------    -----------
							2,016,547      1,995,411
                                                      -----------    -----------

INVESTMENTS AND NONUTILITY PROPERTY:
   Investment in leveraged leases..................	   49,903	  50,914
   Funds held by trustee...........................	   20,154	  17,577
   Other investments and nonutility property, net..	   60,180	  55,248
						      -----------    -----------
							  130,237	 123,739
                                                      -----------    -----------

CURRENT ASSETS:
   Cash and cash equivalents.......................	   29,591	  23,017
   Accounts receivable:
       Customers...................................	   93,293	  98,472
       Other.......................................	   13,258	  18,405
   Inventories, at average cost:
       Fuel (coal, oil, and gas)...................	   38,095	  27,335
       Materials and supplies......................	   37,393	  37,687
   Prepayments.....................................	   10,760	   9,534
   Deferred income taxes, net......................	    7,625	  10,713
						      -----------    -----------
							  230,015	 225,163
                                                      -----------    -----------

DEFERRED CHARGES AND OTHER ASSETS:
   Unamortized debt expense........................	   11,039	  11,222
   Deferred debt refinancing costs.................	   27,102	  28,794
   Deferred recoverable plant costs................	   14,206	  15,613
   Deferred recoverable income taxes...............	  120,464	 144,463
   Other...........................................	   40,489	  49,124
						      -----------    -----------
							  213,300	 249,216
                                                      -----------    -----------

TOTAL ASSETS					       $2,590,099     $2,593,529
						      ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

			 DELMARVA POWER & LIGHT COMPANY
			 ------------------------------
			  CONSOLIDATED BALANCE SHEETS
			     (Dollars in Thousands)
			     ----------------------



						      September 30,  December 31,
							  1994		 1993
						      ------------   -----------
						      (Unaudited)
	 CAPITALIZATION AND LIABILITIES
	 ------------------------------
CAPITALIZATION:
   Common stock....................................	 $133,970	$132,366
   Additional paid-in capital......................	  484,377	 470,997
   Retained earnings...............................	  273,793	 259,507
   Unearned compensation...........................	   (1,125)	    (675)
						      -----------    -----------

       Total common stockholders' equity...........       891,015        862,195

   Preferred stock.................................	  168,085	 168,085

   Long-term debt..................................	  746,732	 736,368
						      -----------    -----------
							1,805,832      1,766,648
						      -----------    -----------

CURRENT LIABILITIES:
   Long-term debt due within one year..............	   26,211	  25,986
   Variable rate demand bonds......................	   41,500	  41,500
   Accounts payable................................	   46,105	  55,175
   Taxes accrued...................................	    9,754	  10,987
   Interest accrued................................	   18,602	  15,522
   Dividends declared..............................	   22,853	  22,664
   Current capital lease obligation................	   12,604	  12,684
   Deferred energy costs...........................	   11,996	  14,229
   Other...........................................	   30,839	  32,681
						      -----------    -----------
							  220,464	 231,428
						      -----------    -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes, net......................	  468,289	 497,457
   Deferred investment tax credits.................	   47,590	  49,475
   Long-term capital lease obligation..............	   19,538	  23,335
   Other...........................................	   28,386	  25,186
						      -----------    -----------
							  563,803	 595,453
						      -----------    -----------

TOTAL CAPITALIZATION AND LIABILITIES		       $2,590,099     $2,593,529
						      ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

			 DELMARVA POWER & LIGHT COMPANY
			 ------------------------------
		       CONSOLIDATED STATEMENTS OF INCOME
			     (DOLLARS IN THOUSANDS)
				  (Unaudited)
				  -----------

                                                          Three Months Ended       Nine Months Ended     Twelve Months Ended
                                                             September 30            September 30            September 30
                                                         --------------------    --------------------    --------------------
                                                            1994       1993         1994       1993         1994       1993
                                                         ---------  ---------    ---------  ---------    ---------  ---------
OPERATING REVENUES
  Electric.............................................   $248,309   $263,991     $688,996   $670,516     $894,144   $853,735
  Gas..................................................     12,292     11,394       82,464     67,514      109,893     91,695
                                                         ---------  ---------    ---------  ---------    ---------  ---------
                                                           260,601    275,385      771,460    738,030    1,004,037    945,430
                                                         ---------  ---------    ---------  ---------    ---------  ---------

OPERATING EXPENSES
  Electric fuel and purchased power....................     70,610     80,487      217,325    224,505      291,127    287,857
  Gas purchased........................................      7,318      7,030       50,039     38,179       65,491     50,149
  Operation and maintenance............................     83,971     61,867      207,055    177,090      278,016    240,249
  Depreciation.........................................     27,749     26,538       81,620     74,405      108,144     98,722
  Taxes other than income taxes........................     10,212     10,207       29,923     28,560       38,782     37,537
  Income taxes.........................................     17,820     30,241       54,813     58,759       64,186     66,088
                                                         ---------  ---------    ---------  ---------    ---------  ---------
                                                           217,680    216,370      640,775    601,498      845,746    780,602
                                                         ---------  ---------    ---------  ---------    ---------  ---------
OPERATING INCOME.......................................     42,921     59,015      130,685    136,532      158,291    164,828
                                                         ---------  ---------    ---------  ---------    ---------  ---------

OTHER INCOME
  Nonutility Subsidiaries
    Revenues and gains.................................     11,027      9,026       31,783     25,425       43,993     28,575
    Expenses including interest and income taxes.......    (10,576)    (9,218)     (29,438)   (23,655)     (41,610)   (26,610)
                                                         ---------  ---------    ---------  ---------    ---------  ---------
       Net earnings (loss) of nonutility subsidiaries..        451       (192)       2,345      1,770        2,383      1,965
  Allowance for equity funds used during construction..        852        613        2,577      4,675        3,211      6,645
  Other income, net of income taxes....................        143        357         (884)        11         (384)       561
                                                         ---------  ---------    ---------  ---------    ---------  ---------
                                                             1,446        778        4,038      6,456        5,210      9,171
                                                         ---------  ---------    ---------  ---------    ---------  ---------
INCOME BEFORE UTILITY INTEREST CHARGES.................     44,367     59,793      134,723    142,988      163,501    173,999
                                                         ---------  ---------    ---------  ---------    ---------  ---------

UTILITY INTEREST CHARGES
  Debt.................................................     14,415     14,911       42,860     46,151       57,140     62,474
  Other................................................      1,041        996        3,420      2,383        4,701      3,078
  Allowance for borrowed funds used during
    construction.......................................       (455)      (393)      (1,340)    (2,997)      (1,747)    (4,424)
                                                         ---------  ---------    ---------  ---------    ---------  ---------
                                                            15,001     15,514       44,940     45,537       60,094     61,128
                                                         ---------  ---------    ---------  ---------    ---------  ---------

NET INCOME.............................................     29,366     44,279       89,783     97,451      103,407    112,871
DIVIDENDS ON PREFERRED STOCK...........................      2,358      2,490        6,945      7,472        9,475      9,979
                                                         ---------  ---------    ---------  ---------    ---------  ---------
EARNINGS APPLICABLE TO COMMON STOCK....................    $27,008    $41,789      $82,838    $89,979      $93,932   $102,892
                                                         =========  =========    =========  =========    =========  =========

COMMON STOCK
  Average shares outstanding (000).....................     59,542     58,372       59,322     57,180       59,164     56,381
  Earnings per average share...........................      $0.46      $0.72        $1.40      $1.57        $1.59      $1.82
  Dividends declared per share.........................  $0.38 1/2  $0.38 1/2    $1.15 1/2  $1.15 1/2        $1.54      $1.54

See accompanying Notes to Consolidated Financial Statements.

			 DELMARVA POWER & LIGHT COMPANY
			 ------------------------------
		     CONSOLIDATED STATEMENTS OF CASH FLOWS
			     (Dollars in Thousands)
				  (Unaudited)
				  -----------

								     Nine Months Ended		Twelve Months Ended
									September 30		    September 30
								   ----------------------      ----------------------
								     1994	   1993 	 1994	       1993
								   --------	 --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income................................................	    $89,783	  $97,451      $103,407      $112,871
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization..........................       90,321        84,705       118,542       111,934
       Allowance for equity funds used during construction....       (2,577)       (4,675)       (3,211)       (6,645)
       Investment tax credit adjustments, net.................       (1,885)       (1,886)       (2,514)       (2,407)
       Deferred income taxes, net.............................       (1,925)       (9,584)        6,488        (4,707)
       Provision for early retirement offer...................       17,500             -        17,500             -
       Net change in :
            Accounts receivable...............................       10,312       (18,969)       13,430       (19,264)
            Inventories.......................................      (10,466)        2,866        (7,064)        6,304
            Accounts payable..................................       (9,180)      (25,669)       15,301       (15,188)
            Other current assets & liabilities*...............       (4,433)       45,783       (39,167)       13,408
       Other,net..............................................         (450)       (4,756)       (1,131)       (3,981)
								   --------	 --------      --------      --------
Net cash provided by operating activities.....................	    177,000	  165,266	221,581       192,325
								   --------	 --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction expenditures, excluding AFUDC................	    (98,680)	 (117,995)     (140,676)     (177,899)
    Allowance for borrowed funds used during construction.....	     (1,340)	   (2,997)	 (1,747)       (4,424)
       Cash flows from leveraged leases:
       Insurance proceeds from casualty loss..................            -             -             -         4,115
       Sale of interests in leveraged leases..................            -        21,603           (61)       21,603
       Other..................................................        1,201         1,139         1,573         1,862
    Proceeds from the sale of subsidiary property.............	      4,596		-	  4,596 	    -
    Investment in subsidiary projects and operations..........	    (10,512)	   (3,276)	(10,063)       (2,983)
    (Increase)/decrease in bond proceeds held in trust funds..		  7	   (3,184)	  4,343 	3,562
    Deposits to nuclear decommissioning trust funds...........	     (1,849)	   (2,110)	 (2,396)       (2,548)
    Other, net................................................	     (4,358)	   (1,498)	 (3,249)	2,293
								   --------	 --------      --------      --------
Net cash used by investing activities.........................	   (110,935)	 (108,318)     (147,680)     (154,419)
								   --------	 --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends:     Common.....................................      (68,270)      (65,476)      (90,783)      (86,177)
                   Preferred..................................       (7,030)       (7,386)       (9,686)       (9,906)
    Issuances:     Long-term debt.............................        4,640       148,200         4,640       245,535
                   Variable rate demand bonds.................            -             -        15,500             -
                   Common stock...............................       14,974       102,137        22,300       109,804
                   Preferred stock............................            -             -        20,000             -
    Redemptions:   Long-term debt.............................         (600)     (183,764)       (1,042)     (280,942)
                   Variable rate demand bonds.................            -             -       (15,500)            -
                   Common stock...............................         (794)         (743)         (799)         (743)
                   Preferred stock............................            -             -       (28,280)            -
    Principal portion of capital lease payments...............	     (8,701)	   (8,259)	(10,398)      (11,171)
    Net change in term loan...................................	      6,500		-	 16,500 	    -
    Net change in short-term debt ............................		  -	  (17,000)	      -        (3,500)
    Cost of issuances and refinancings........................	       (210)	  (11,192)	 (2,115)      (17,056)
								   --------	 --------      --------      --------
Net cash used by financing activities.........................	    (59,491)	  (43,483)	(79,663)      (54,156)
								   --------	 --------      --------      --------
Net change in cash and cash equivalents.......................	      6,574	   13,465	 (5,762)      (16,250)
Cash and cash equivalents at beginning of period..............	     23,017	   21,888	 35,353        51,603
								   --------	 --------      --------      --------
Cash and cash equivalents at end of period....................	    $29,591	  $35,353	$29,591       $35,353
								   ========	 ========      ========      ========

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
in the opinion of the Company for a fair presentation of interim results. They should be read in conjunction with the Company's 1993 Annual Report to Stockholders, the Company's Reports on Form 10-Q for the first and second quarters of 1994, and Part II of this Report on Form 10-Q for additional relevant information.


2. ACCOUNTING PRINCIPLE ADOPTED IN THE FIRST QUARTER OF 1994
   ---------------------------------------------------------

For information concerning the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," refer to Note 3 to the Consolidated Financial Statements included in the Company's Report on Form 10-Q for the first quarter of 1994.


3. BASE RATE MATTERS
   -----------------

Below is an update to matters previously reported on under "Regulatory and Rate Matters--Base Rate Proceedings" in Part I of the Company's 1993 Annual Report on Form 10-K and the notes to the Consolidated Financial Statements of the Company's Reports on Form 10-Q for the first and second quarters of 1994.

Resale Electric Rates
- ---------------------

On October 30, 1992, the Company filed an application with the Federal Energy Regulatory Commission (FERC) for an increase in electric base rates. The Company subsequently reached settlement agreements (in principle) with all of
its resale customers allowing for an increase of $1.5 million or 1.5%.	The FERC
approved the Company's settlement agreements with Old Dominion Electric Cooperative (ODEC) in June 1994 and the Town of Berlin, Maryland in August 1994. A settlement agreement with the Company's remaining resale customers was filed with the FERC on September 14, 1994, and is expected to be approved in the fourth quarter of 1994.

On November 2, 1994, the Company and ODEC filed a settlement agreement with the FERC on how transmission services and partial energy requirements will be supplied for the next ten years. The agreement defines the terms, conditions, and pricing for ODEC to wheel 150 megawatts (MW) of power from alternate suppliers through the Company's transmission system and provides a pricing mechanism under which the Company will supply the balance of ODEC's power requirements.

Delaware Gas Base Rates
- -----------------------

On May 6, 1994, the Company filed an application with the Delaware Public Service Commission (DPSC) for a $4.2 million or 4.1% increase in gas base rates. On July 5, 1994, an interim $1 million rate increase became effective, subject to refund. On October 18, 1994, the DPSC approved a settlement agreement for a $3.1 million or 3.1% increase, reflecting an 11.5% return on equity. The increase is effective November 1, 1994, at which time lower fuel rates will also become effective. The reduced fuel rates, when combined with the base rate increase, result in a net average decrease of 1.75%.

Limited Issue Electric Base Rate Cases
- --------------------------------------

On August 16, 1994, the Company filed an application with the DPSC for a $13.5 million increase in electric base rates. The increase, when netted with fuel savings related to the reduction in load from ODEC beginning in 1995, is $8.8 million or 1.8%. This "limited issue" increase is designed to recover costs specific to the Company's compliance with the Clean Air Act Amendments of 1990, the one-percent increase in the marginal federal income tax rate to 35%, demand side management and conservation programs, and an increase in funding for nuclear decommissioning based on the current Nuclear Regulatory Commission (NRC) minimum funding requirements. The Company is requesting that final rates become effective January 1, 1995. On November 2, 1994, the Company notified the DPSC that if final rates are not approved by January 1, 1995, the Company would place a $1 million interim rate increase into effect, subject to refund, as allowed under Delaware law. The Company is permitted to implement the requested increase, subject to refund, on March 16, 1995, if the case is not decided prior to that date.


On September 1, 1994, the Company filed an application with the Maryland Public Service Commission (MPSC) for a $3.9 million increase in electric base rates. The increase, when netted with ODEC related fuel savings, is $2.2 million or 1.1%. This "limited issue" increase is designed to recover costs similar to those in the Delaware "limited issue" case, except for demand side management and conservation program costs which are recoverable from Maryland customers through a surcharge. The Company is requesting that final rates become effective January 1, 1995. The Company is permitted to implement the requested increase, subject to refund, on March 30, 1995, if the case is not decided prior to that date. On November 7, 1994, the Staff of the MPSC filed testimony proposing a base rate decrease of $13.3 million. The Company strongly opposes the Staff's position, which focuses on issues beyond the scope of the "limited issue" filing. The Company plans to file rebuttal testimony on December 5, 1994.


4. COMMON STOCK
   ------------

During the first nine months of 1994, the Company issued 712,723 shares of common stock for $14,973,335 primarily through the Dividend Reinvestment and Common Share Purchase Plan (DRIP). As of September 30, 1994, 59,542,006 shares of Common Stock were outstanding. Effective June 1, 1994, the shares acquired for the DRIP began to be purchased on the open market rather than through the issuance of new shares.


5. DEBT
   ----

The Company redeemed its 4 5/8% First Mortgage Bonds, $25 million principal amount, at maturity on October 1, 1994.

On October 12, 1994, the Delaware Economic Development Authority issued on behalf of the Company $30 million of Variable Rate Demand Gas Facilities Revenue Bonds, due on demand or at maturity on October 1, 2029. The bonds may bear interest at a daily rate, weekly rate, short-term interest rate, or fixed rate as determined from time to time in accordance with the indenture. The bonds will initially bear interest at a daily rate. Proceeds from the bonds will be used to finance enhancements to and expansion of the Company's gas system. Although these bonds will be classified as current liabilities, the Company intends to use these bonds as a source of long-term financing by setting the bonds' interest rates at market rates and, if advantageous, by utilizing one of the fixed rate/fixed term conversion options of the bonds.

Refer to Note 10 for information concerning debt issued by a subsidiary of the Company.

6. PURCHASE OF CONOWINGO POWER COMPANY
   -----------------------------------

On May 24, 1994, the Company entered into agreements with PECO Energy Company
(PECO) to buy its Maryland retail electric subsidiary, Conowingo Power Company (COPCO), for $150 million and to purchase capacity and energy from PECO. For further information concerning these agreements, refer to Note 5 to the Consolidated Financial Statements included in the Company's Report on Form 10-Q for the second quarter of 1994.


7. EARLY RETIREMENT OFFER
   ----------------------

In the third quarter of 1994, the Company completed a one-time voluntary early retirement offer (ERO) for all management and union employees at least 55 years
old with at least 10 years of continuous service by December 31, 1994.	The ERO
was accepted by approximately 10% of the Company's workforce (about 300 people), which represents an 82% participation rate among eligible employees. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company recorded the costs associated with the ERO of $17.5 million ($10.675 million after taxes or $0.18 per share) as a one-time charge in the third quarter of 1994.


8. CONTINGENCIES
   -------------

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

Environmental Matters
- ---------------------

As previously disclosed under "Hazardous Substances" on page I-17 of the Company's 1993 Annual Report on Form 10-K, the disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. The Company is currently a potentially responsible party (PRP) at two federal superfund sites and is alleged to be a third-party contributor at two other sites. The Company also has three former coal gasification sites and is currently participating with the State of Delaware in evaluating two of the three sites to assess the extent of contamination and risk to the environment. The Company does not expect clean-up and other potential costs related to the PRP and coal gasification sites, either separately or cumulatively, to have a material effect on the Company's financial position or results of operations.

Other
- -----

On December 14, 1993, Star Enterprise (Star) filed a complaint against the Company in Delaware Chancery Court alleging that the Company overcharged it for pension and tax-related costs under a contract entered into by the parties' predecessors in 1955. The complaint asked for a refund and damages totaling $9.3 million. On October 20, 1994, Star and the Company signed a settlement agreement resolving Star's claims. The settlement does not have a material effect on the Company's financial position or results of operations.

The Company is involved in certain other legal and administrative proceedings before various courts and governmental agencies concerning rates, fuel contracts, tax filings and other matters. The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company's financial position or results of operations.


9. SUPPLEMENTAL CASH FLOW INFORMATION
   ----------------------------------

				      Nine Months Ended      Twelve Months Ended
					September 30,		September 30,
				     -------------------     -------------------
				       1994	  1993	       1994	  1993
(Dollars in Thousands)		     --------	--------     --------	--------
Cash paid for
  Interest, net of amounts
    capitalized 		      $39,766	 $40,910      $57,010	 $60,706

  Income taxes, net of refunds	      $61,095	 $50,962      $82,470	 $63,682


10. NONUTILITY SUBSIDIARIES
    -----------------------

The following presents consolidated condensed financial information of the Company's nonregulated wholly-owned subsidiaries: Delmarva Energy Company; Delmarva Industries, Inc.; and Delmarva Capital Investments, Inc. (DCI). A subsidiary which leases real estate to the Company's utility business, Delmarva Services Company, is excluded from these statements since its income is derived from intercompany transactions which are eliminated in consolidation.

				   Three Months Ended	  Nine Months Ended    Twelve Months Ended
				      September 30,	    September 30,	   September 30,
				   -------------------	 -------------------   -------------------
(Dollars in Thousands)		     1994	1993	   1994       1993	 1994	    1993
				   --------   --------	 --------   --------   --------   --------
Revenues and Gains
  Landfill and waste hauling	    $ 3,845    $ 3,320	  $10,252    $ 8,356	$13,641    $10,763
  Operating services		      5,073	 5,137	   15,672     15,247	 22,543     15,909
  Other revenues		      1,845	   266	    5,117	 770	  6,464      1,108
  Leveraged leases			 74	   140	      191	 791	    232        451
  Other investment income		190	   163	      551	 261	  1,113        344
				   --------   --------	 --------   --------   --------   --------
				     11,027	 9,026	   31,783     25,425	 43,993     28,575
				   --------   --------	 --------   --------   --------   --------

Cost and Expenses
  Operating expenses		     10,112	 8,565	   27,704     24,808	 39,321     29,308
  Interest expense			 87	    60	      197	 182	    260        387
  Capitalized interest			(45)	   (53)      (136)	(118)	   (264)      (189)
  Income taxes				422	   646	    1,673     (1,217)	  2,293     (2,896)
				   --------   --------	 --------   --------   --------   --------
				     10,576	 9,218	   29,438     23,655	 41,610     26,610
				   --------   --------	 --------   --------   --------   --------

Net income (loss)		    $	451    $  (192)   $ 2,345    $ 1,770	$ 2,383    $ 1,965
				   ========   ========	 ========   ========   ========   ========

Earnings per share of common
  stock attributed to subsidiaries    $0.01	   $ -	    $0.04      $0.03	  $0.04      $0.03



In July 1994, a subsidiary of DCI purchased an office building for $5.8 million. The purchase was financed primarily by the issuance of $4.6 million of long-term debt.

		     SELECTED FINANCIAL AND OPERATING DATA
		     -------------------------------------
			     (Dollars in Thousands)

				    3 Months Ended		9 Months Ended		   12 Months Ended
				     September 30		 September 30		     September 30
			       -----------------------	   -----------------------     -----------------------
				  1994	       1993	      1994	   1993 	  1994	       1993
			       ----------   ----------	   ----------	----------     ----------   ----------
ELECTRIC REVENUES
- -----------------

Residential			  $95,193      $99,600	     $251,157	  $241,673	 $314,931     $302,269
Commercial			   72,943	74,333	      189,062	   184,211	  242,636      234,613
Industrial			   40,038	41,646	      110,410	   113,400	  147,188      148,517
Resale, etc.			   31,083	32,644	       87,035	    85,897	  112,919      110,649
Unbilled Sales Revenues 	   (3,446)	(2,428)        (1,886)	       627	      405	 1,607
			       ----------   ----------	   ----------	----------     ----------   ----------

Sales Revenues			  235,811      245,795	      635,778	   625,808	  818,079      797,655
Interchange Deliveries		   10,393	15,905	       47,157	    40,917	   67,677	50,075
Miscellaneous Revenues		    2,105	 2,291		6,061	     3,791	    8,388	 6,005
			       ----------   ----------	   ----------	----------     ----------   ----------

Total Electric Revenues 	 $248,309     $263,991	     $688,996	  $670,516	 $894,144     $853,735
			       ==========   ==========	   ==========	==========     ==========   ==========

ELECTRIC SALES
- --------------
  (1000 kilowatthours)

Residential			1,006,522    1,046,606	    2,882,667	 2,773,042	3,609,012    3,501,457
Commercial			  982,682      976,959	    2,671,418	 2,566,727	3,441,538    3,313,437
Industrial			  854,651      855,930	    2,427,281	 2,413,321	3,246,193    3,198,095
Resale, etc.			  619,563      617,027	    1,719,602	 1,648,904	2,255,704    2,161,620
Unbilled Sales, net		  (59,080)     (49,615)       (82,848)	   (67,164)	   11,073	 4,538
			       ----------   ----------	   ----------	----------     ----------   ----------

Total Electric Sales		3,404,338    3,446,907	    9,618,120	 9,334,830     12,563,520   12,179,147
			       ==========   ==========	   ==========	==========     ==========   ==========

Interchange Deliveries		  409,735      582,459	    1,565,878	 1,505,138	2,286,124    1,751,722
			       ==========   ==========	   ==========	==========     ==========   ==========

GAS REVENUES
- ------------

Billed Sales Revenues		  $11,818      $11,413	      $83,868	   $69,202	 $108,785      $91,097
Unbilled Sales Revenues 	      101	  (115)        (2,225)	    (2,095)	      133	   (31)
Gas Transportation Revenues	      373	    96		  821	       407	      975	   629
			       ----------   ----------	   ----------	----------     ----------   ----------

Total Gas Revenues		  $12,292      $11,394	      $82,464	   $67,514	 $109,893      $91,695
			       ==========   ==========	   ==========	==========     ==========   ==========

GAS SALES AND GAS TRANSPORTED
- -----------------------------
  (mcf 000)

Billed Sales			    2,107	 2,280	       14,084	    13,451	   18,577	17,802
Unbilled Sales			       33	    18		 (968)	      (845)		0	     1
Gas Transported 		      684	   244		1,544	     1,244	    1,838	 1,928
			       ----------   ----------	   ----------	----------     ----------   ----------

    Total			    2,824	 2,542	       14,660	    13,850	   20,415	19,731
			       ==========   ==========	   ==========	==========     ==========   ==========


				 September 30, 1994	      December 31, 1993 	  September 30, 1993
			       -----------------------	   -----------------------     -----------------------
				    $		 %		$	     %		    $		 %
			       ----------   ----------	   ----------	----------     ----------   ----------
CAPITALIZATION
- --------------

Variable Rate Demand Bonds (1)	  $41,500	   2.2	      $41,500	       2.3	  $41,500	   2.3
Long-Term Debt			  746,732	  40.4	      736,368	      40.7	  751,842	  40.9
Preferred Stock 		  168,085	   9.1	      168,085	       9.3	  176,365	   9.6
Common Stockholders' Equity       891,015         48.3        862,195         47.7        867,574         47.2
			       ----------   ----------	   ----------	----------     ----------   ----------

Total			       $1,847,332	 100.0	   $1,808,148	     100.0     $1,837,281	 100.0
			       ==========   ==========	   ==========	==========     ==========   ==========

(1) The Company intends to use the bonds as a source of long-term financing as discussed in Note 9 to the Consolidated Financial Statements of the 1993 Annual Report.

		      MANAGEMENT'S DISCUSSION AND ANALYSIS
		OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EARNINGS
- --------

Earnings per average share of common stock outstanding for the three-, nine-, and twelve-month periods ended September 30, 1994, and September 30, 1993, were as follows:

			      Three Months	 Nine Months	   Twelve Months
				 Ended		    Ended	       Ended
			    ----------------   ----------------   ----------------
			    9/30/94  9/30/93   9/30/94	9/30/93   9/30/94  9/30/93
			    -------  -------   -------	-------   -------  -------
Core Utility
    Operations		      $0.63    $0.72	 $1.54	  $1.54     $1.73    $1.79
    ERO Charge		      (0.18)	   -	 (0.18)       -     (0.18)	 -
Nonutility Subsidiaries        0.01	   -	  0.04	   0.03      0.04     0.03
			    -------  -------   -------	-------   -------  -------
			      $0.46    $0.72	 $1.40	  $1.57     $1.59    $1.82
                            =======  =======   =======  =======   =======  =======

Major components of the change in earnings per share from the same period of the previous year are shown below:

					       Increase (Decrease) in Earnings Per Share
					    ------------------------------------------------
					    Three Months      Nine Months      Twelve Months
					       Ended		 Ended		   Ended
					    September 30      September 30	September 30
					    ------------      ------------	------------
					    1994 vs 1993      1994 vs 1993	1994 vs 1993
Core Utility
  Operations
    Revenues, net of fuel expense
      Rate increases				$   -		  $0.17 	   $0.28
      Sales volume and other			(0.06)		   0.14 	    0.16
    Operation and maintenance expense,
      excluding ERO charge			(0.05)		  (0.14)	   (0.23)
    Depreciation				(0.01)		  (0.08)	   (0.10)
    Allowance for funds used during
	construction (AFUDC)			 0.01		  (0.05)	   (0.09)
    Effect of increased number of
	average common shares			(0.01)		  (0.05)	   (0.08)
    Other					 0.03		   0.01 	       -
					       ------		 ------ 	  ------
						(0.09)		      - 	   (0.06)
  ERO Charge					(0.18)		  (0.18)	   (0.18)
Nonutility Subsidiaries 			 0.01		   0.01 	    0.01
					       ------		 ------ 	  ------
					       ($0.26)		 ($0.17)	  ($0.23)
					       ======		 ====== 	  ======


CORE UTILITY EARNINGS
- ---------------------

Earnings per share from core utility operations, excluding a one-time ERO charge, decreased $0.09 for the three-month period ended September 30, 1994,
compared to the same period last year.	This decrease was primarily due to lower
electric base revenues and higher non-fuel operating expenses.	The lower
electric base revenues were mainly due to lower kilowatt-hour (kWh) sales as a result of weather conditions. Weather in the current quarter, though relatively normal, did not match the unusually hot weather experienced last year.

For the nine- and twelve-month periods, earnings from core utility operations, excluding a one-time ERO charge, remained unchanged and decreased $0.06, respectively, compared to the same periods last year. Both reporting periods showed increases in electric base revenues which resulted from increases in customer rates and higher kWh sales. Electric sales benefited from colder weather in the winter heating season and an improving service area economy. The increase in electric base revenues was offset in both periods by higher non-fuel operating expenses, lower AFUDC, and the dilutive effect on earnings of more common shares outstanding.

Core utility earnings for all three current reporting periods were reduced by $0.18 per share due to a one-time third quarter 1994 charge associated with the Company's ERO.


STRATEGIC PLANS AND COMPETITION
- -------------------------------

As previously disclosed under the "Competition" section of the Company's 1993 Annual Report on Form 10-K, the Company has developed strategic plans to address anticipated operating cost increases and the expected loss of up to $24 million in non-fuel revenue beginning in 1995 when the Company's largest resale customer
(ODEC) will start to purchase about one-half of its electricity from another utility. The strategies are as follows: (1) reduce costs by $15 to $20 million; (2) increase revenues through $10 to $15 million of targeted price increases; and (3) increase revenues by an additional $10 to $20 million through short-term energy and capacity sales to regional utilities and additional retail sales. Current projections for 1995 show these strategies resulting in approximately $30 to $45 million of reduced costs and increased revenues. These strategies are designed to aid the Company in achieving its goal of earning a return on equity of at least 11.5%, while keeping prices competitive, growing earnings, and protecting the current dividend level. Below are updates to the discussion of these strategies previously disclosed in the 1993 Annual Report on Form 10-K.

Costs
- -----

In April 1994, the Company announced that through a voluntary ERO, the work force would be reduced by 7% to 10%. The Company also initiated a review of work activities performed by employees throughout the Company and identified areas where work could be reduced or eliminated in order to capture the savings of the workforce reduction. The ERO election process was completed in the third quarter of 1994 resulting in approximately 10% of the Company's workforce (about 300 people), or 82% of eligible employees, accepting the ERO. The Company recorded a one-time charge in the current quarter for the ERO resulting in an increase to operation and maintenance expense of $17.5 million and a decrease in net income of $10.675 million ($0.18 per share). The Company expects the annual cost savings from the ERO to range from $13 to $17 million.

In addition to the ERO and related reduction in work activities, the Company continues to review key business processes. These key business process reviews enable the Company to continuously evaluate the effectiveness of work performed by employees in order to enhance the Company's competitive position.

Revenues
- --------

On August 16, 1994, the Company filed an application with the DPSC for a $13.5 million increase in electric base rates. The increase, when netted with fuel savings related to the reduction in load from ODEC beginning in 1995, is $8.8 million or 1.8%. This "limited issue" increase is designed to recover costs specific to the Company's compliance with the Clean Air Act Amendments of 1990, the one-percent increase in the marginal federal income tax rate to 35%, demand side management and conservation programs, and an increase in funding for nuclear decommissioning based on the current NRC minimum funding requirements. The Company is requesting that final rates become effective January 1, 1995. On November 2, 1994, the Company notified the DPSC that if final rates are not approved by January 1, 1995, the Company would place a $1 million interim rate increase into effect, subject to refund, as allowed under Delaware law. The Company is permitted to implement the requested increase, subject to refund, on March 16, 1995, if the case is not decided prior to that date.

On September 1, 1994, the Company filed an application with the MPSC for a $3.9 million increase in electric base rates. The increase, when netted with ODEC related fuel savings, is $2.2 million or 1.1%. This "limited issue" increase is designed to recover costs similar to those in the Delaware "limited issue" case, except for demand side management and conservation program costs which are recoverable from Maryland customers through a surcharge. The Company is requesting that final rates become effective January 1, 1995. The Company is permitted to implement the requested increase, subject to refund, on March 30, 1995, if the case is not decided prior to that date. On November 7, 1994, the Staff of the MPSC filed testimony proposing a base rate decrease of $13.3 million. The proposal is based on a historical, not forward-looking, test year (12 months ended June 30, 1994), return on equity of only 11.4%, adjustments for the Company's "limited issues", plus several adjustments the Company considers inappropriate. The Company believes the Staff's approach of focusing on a historical test period and on issues well beyond the scope of the "limited issue" filing contravenes the Company's plan to manage the financial impact of the loss of the ODEC business with a combination of cost reductions, higher sales, and modest price increases. The Company believes that the inappropriateness of the Staff's position can be successfully addressed in the Company's rebuttal testimony to be filed on December 5, 1994. In the interim, the Company plans to continue meeting with the Staff with the goal of obtaining a settlement. The Company believes the trend in recent years of reaching a mutual agreement to settle rate cases in Maryland should continue.

On October 18, 1994, the DPSC approved a settlement agreement for a $3.1 million, or 3.1% increase in gas base rates. The increase is effective November 1, 1994, at which time lower fuel rates will also become effective. The reduced fuel rates when combined with the base rate increase results in a net average decrease of 1.75%.

Sales
- -----

As discussed in Note 5 to the Consolidated Financial Statements and Part II of the Company's Report on Form 10-Q for the second quarter of 1994, the Company entered into agreements with PECO to purchase its Maryland retail electric subsidiary, COPCO, for $150 million and to purchase capacity and energy from PECO. For an update on the status of the COPCO purchase, see Part II of this Report on Form 10-Q.

The Company's offer to purchase the electric system from the City of Dover, Delaware (Dover) for $103.5 million remains outstanding. As an alternative, the Company has held discussions with Dover concerning a long-term power supply contract. It is the Company's understanding that other parties have also had discussions with Dover regarding the generation segment of Dover's business. Recently, the Dover city council voted to request bids from utilities and independent power producers for purchase power agreements and hired an outside consultant to help review proposals.

In addition to growing the retail market share, the Company's strategy is to add value by retaining profitable wholesale and large industrial customers. This can be achieved through long-term energy supply contracts with customers who have the option (under the National Energy Policy Act) to buy power elsewhere.

On August 22, 1994, the Company signed a 20-year, full requirements electric service agreement with the Town of Clayton, Delaware (Clayton). The Company previously signed a long-term agreement with the Town of Smyrna, Delaware (Smyrna). Under these agreements, the initial wholesale rates charged to Smyrna and Clayton will be modestly discounted with future increases or decreases based on the percentage change in base rates approved by the DPSC for the Company's Delaware retail customers. The Company will also perform new services for the
towns.	Both contracts have been approved by the FERC.

The Delaware Municipal Electric Corporation (DEMEC) represents the Company's Delaware municipal customers and Dover. The Company is presently supplying approximately 125 MW of load to its Delaware municipal customers, or about 5% of the Company's estimated 1995 firm load of 2,287 MW. Included in the 125 MW is 12 MW of combined load for Smyrna and Clayton. On May 26, 1994, DEMEC, excluding Dover, issued a request for proposal (RFP) for firm supply of capacity and energy for a minimum term of 10 years. Twenty MW of DEMEC's RFP represents load not previously supplied by the Company. The amounts and dates of the capacity and energy requirements in the RFP reflect the termination notice provisions included in the base rate settlement agreement between the Company and the DEMEC customers filed with the FERC on September 14, 1994, i.e., a two-year notice for up to 30% load reduction and a five-year notice for more than 30% load reduction. Therefore, DEMEC's full capacity and energy requirements to be supplied under the RFP from a supplier other than the Company would not be reached until the year 2000. On July 14, 1994, in response to the RFP, the Company submitted its proposal to DEMEC to serve the requirements of the DEMEC members, excluding Dover. Also, the Company is engaged in preliminary discussions with certain DEMEC members individually for separate long-term power supply contracts similar to the Smyrna and Clayton contracts.

On November 2, 1994, the FERC issued an order interpreting the terms of a prior settlement agreement between the Company and the Cities of Milford, Newark, and New Castle, Delaware, which was entered into in 1983. In its order, the FERC determined that under the terms of this 1983 settlement agreement, the three cities may elect to terminate service provided by the Company with only one year's prior notice up to January 27, 1995, the date on which the 1983 settlement agreement expires. Therefore, the termination notice requirements agreed to by the Company and the three cities in the base rate settlement agreement filed on September 14, 1994 (of two years for up to 30% load reduction and five years for more than a 30% load reduction), do not become effective with respect to the three cities until after January 27, 1995. The Company is preparing a request for rehearing which will be filed with the FERC by December 2, 1994. The Company is presently supplying approximately 86 MW of load to the three cities. The Company cannot predict the outcome of its request for rehearing or what impact, if any, the FERC order may have on DEMEC's RFP.


ELECTRIC REVENUES AND SALES
- ---------------------------

Details of the changes in the various components of electric revenues are shown below:

			     Increase (Decrease) in Electric Revenues
			       From Comparable Period in Prior Year
			     ----------------------------------------
				      (Dollars in Millions)

					      Three	 Nine	  Twelve
					      Months	Months	  Months
					      ------	------	  ------
	  Non-fuel (Base Rate) Revenue
	    Increased Rates		       $ 0.2	 $15.9	   $25.5
	    Sales Volume and Other		(5.9)	   7.7	    10.5
	  Fuel Revenue				(4.5)	 (11.4)    (13.2)
	  Interchange Delivery Revenue		(5.5)	   6.3	    17.6
					      ------	------	  ------
	       Total			      ($15.7)	 $18.5	   $40.4
					      ======	======	  ======

Electric Non-Fuel (Base Rate) Revenue - Increased Rates
- -------------------------------------------------------

The electric non-fuel (base rate) revenue increases shown on the previous page as "Increased Rates" are due to the following:

			Electric Base Rate Increases
	  ------------------------------------------------------
				    Annualized Base    Effective
	  Jurisdiction		   Revenue Increase	  Date
	  ------------		   -----------------   ---------
	  Retail Electric
	    Delaware (1)	   $ 24.9    million	06/01/93
	    Maryland (1)	   $  7.8    million	04/01/93
	    Virginia		   $  1.3    million	10/05/93
	  Resale (FERC) (1), (2)   $  1.5    million	06/03/93

	  (1) On a comparative basis, these rate increases contributed to the nine-and twelve-month revenue increases but had no effect on the three- month revenue variance because the rate increases were effective throughout the entire three-month period for both 1994 and 1993.

	  (2) This rate increase is based on settlement agreements reached between the Company and its resale customers. See Note 3 to the Consolidated Financial Statements for further details.


Electric Non-Fuel (Base Rate) Revenue - Sales Volume And Other
- --------------------------------------------------------------

Percentage changes in kWh sales billed by customer class are shown below:

	       Percentage Increase (Decrease) in kWh Sales
		   From Comparable Period in Prior Year
	  -----------------------------------------------------
				       Three	 Nine	 Twelve
	  Customer Class	       Months	Months	 Months
	  --------------	       ------	------	 ------
	  Residential			(3.8)%	  4.0 %    3.1 %
	  Commercial			 0.6	  4.1	   3.9
	  Industrial			(0.1)	  0.6	   1.5
	  Resale, etc.			 0.4	  4.3	   4.4
	    Total Billed Sales		(0.9)	  3.2	   3.1
	  Total Sales, including
	    Unbilled Sales		(1.2)%	  3.0 %    3.2 %


Electric non-fuel revenues from "Sales Volume and Other" variances decreased
$5.9 million for the three-month period primarily due to a 3.8% decrease in residential kWh sales attributed to cooler weather.  Commercial and resale sales, which are less weather sensitive than residential sales, were relatively
unchanged from the prior year.	Resale sales reflect additional sales made on a
short-term basis to Delaware municipal customers to cover a portion of their load previously supplied by another source.

Electric non-fuel revenues from "Sales Volume and Other" variances increased
$7.7 million for the nine-month period and $10.5 million for the twelve-month period due to increases in total kWh sales of 3.0% and 3.2%, respectively. For both periods, increases in residential, commercial, and resale kWh sales were largely due to weather conditions involving a winter heating season that was colder than the previous year, partially offset by a summer cooling season that was not as hot as the previous year. Customer growth, reflecting an improving service area economy, also contributed to increased residential and commercial kWh sales for both periods. The total number of electric customers increased
2.2% for the twelve months ended September 30, 1994.

Electric Fuel Revenue
- ---------------------

Electric fuel costs billed to customers, or fuel revenues, generally do not affect net income since the expense recognized as fuel costs is adjusted to match the fuel revenues.  The amount of under- or over-recovered fuel costs is deferred until it is subsequently recovered from or returned to utility customers.  For the three-, nine-, and twelve-month periods, fuel revenues decreased $4.5, $11.4, and $13.2 million, respectively, primarily due to lower average fuel rates charged to customers.  For the three-month period, lower kWh
sales also contributed to lower fuel revenues.	For the nine- and twelve-month
periods, higher kWh sales partially offset the lower fuel revenues resulting from lower average rates.

Interchange Delivery Revenue
- ----------------------------

Interchange delivery revenues are reflected in the calculation of rates charged to customers under fuel adjustment clauses as a reduction of fuel costs and, thus, do not generally affect net income. For the three-month period, interchange delivery revenues decreased $5.5 million primarily due to lower sales to the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM) which resulted from decreased demand for electricity in the region. For the nine- and twelve-month periods, interchange delivery revenues increased $6.3 and $17.6 million, respectively, mainly due to higher sales to PJM during the winter which resulted from increased demand for electricity in the region.


GAS REVENUES, SALES, AND TRANSPORTATION
- ---------------------------------------

Details of the changes in the various components of gas revenues are shown below:


		      Increase (Decrease) in Gas Revenues
		      From Comparable Period in Prior Year
		      ------------------------------------
			     (Dollars in Millions)

					     Three     Nine    Twelve
					     Months   Months   Months
					     ------   ------   ------
	  Non-fuel (Base Rate) Revenue	      $ 0.8    $ 3.2	$ 3.1
	  Fuel Revenue				0.1	11.8	 15.1
					     ------   ------   ------
	       Total			      $ 0.9    $15.0	$18.2
					     ======   ======   ======


For the three-month period, non-fuel revenues increased $0.8 million primarily due to an increase in gas sold and transported. Non-fuel revenue increases for the nine- and twelve-month periods of $3.2 and $3.1 million, respectively, were primarily due to higher firm sales resulting from colder winter weather and customer growth. For the nine-month period, firm sales increased 4.7% and total gas sold and transported increased 5.8%. For the twelve-month period, firm sales increased 3.4% and total gas sold and transported increased 3.5%

Gas fuel revenues, like electric fuel revenues, represent fuel costs billed to customers and generally do not affect net income since the expense recognized as fuel costs is adjusted to match the fuel revenues. For the nine- and twelve-month periods, higher fuel revenues resulted primarily from higher average fuel rates charged to customers. Increased firm gas sales also contributed to higher fuel revenues for both periods.

ELECTRIC FUEL AND PURCHASED POWER EXPENSES
- ------------------------------------------

The components of the changes in electric fuel and purchased power expenses are shown in the table below:

		    Increase (Decrease) in Electric Fuel and
	      Purchased Power from Comparable Period in Prior Year
	      ----------------------------------------------------
			     (Dollars in Millions)

					       Three	 Nine	 Twelve
					       Months	Months	 Months
					       ------	------	 ------
	  Average Cost of Electric Fuel
	   and Purchased Power			($2.2)	 $ 4.8	      -
	  Increased (Decreased) kWh Output	 (4.2)	   6.8	   18.2
	  Deferral of Energy Costs		 (3.5)	 (18.8)   (14.9)
					       ------	------	 ------
	       Total				($9.9)	 ($7.2)   $ 3.3
					       ======	======	 ======


For the three-month period, the "Average Cost of Electric Fuel and Purchased Power" decreased $2.2 million primarily due to the increased output of gas generating units, which had lower fuel costs than the current period system average and last year, and power purchases at rates lower than last year. An additional $4.2 million decrease in electric fuel and purchased power expenses resulted from lower kWh output from electric generating units. Output decreased due to lower electric sales demand in the Company's service territory and decreased interchange deliveries.

For the nine-month period, the "Average Cost of Electric Fuel and Purchased Power" increased $4.8 million primarily due to the increased output from oil generating peaking units, which have fuel costs substantially higher than the system average, and interchange and power purchases at rates higher than last year. These factors were partially offset by the increased output of gas generating units, which had lower fuel costs than the system average and last year. An additional $6.8 million increase in electric fuel and purchased power expenses resulted from higher kWh output from electric generating units. Output rose due to greater electric sales demand in the Company's service territory and increased interchange deliveries.

For the twelve-month period, the "Average Cost of Electric Fuel and Purchased Power" remained unchanged as a result of various offsetting factors. The variance in electric fuel and purchased power for the twelve-month period reflects an $18.2 million increase due to higher kWh output from electric generating units for the same reasons as stated above for the nine-month period.

The kWh output required to serve load within the Company's service territory is basically equivalent to total output less interchange deliveries. For the twelve months ended September 30, 1994, the Company's output for load within the service territory was provided by 44% coal generation, 32% oil and gas generation, 14% nuclear generation, and 10% net purchased power, which consisted primarily of purchases under an energy-only purchase agreement with PECO.

In comparison to the same periods last year, the "Deferred Energy Costs" decreased by $3.5, $18.8, and $14.9 million for the three, nine, and twelve months, respectively. These decreases were the net results of the accrual and amortization of deferred fuel costs in the Company's various regulatory jurisdictions.

OPERATION, MAINTENANCE, AND DEPRECIATION EXPENSES
- -------------------------------------------------

For the three-, nine-, and twelve-month periods ended September 30, 1994, compared to the same periods a year ago, operation and maintenance expense increased $22.1, $30.0, and $37.8 million, respectively. The increases for all three periods include a one-time $17.5 million charge recorded in the third quarter of 1994 for the Company's ERO, higher maintenance outage costs of electric generating plants, and increased postretirement benefits other than pensions due to the Company's adoption of SFAS No. 106 beginning in 1993. The Company deferred the additional expense attributed to SFAS No. 106 until the costs were reflected in rates on the dates shown on page 15 for the electric business. The Company also wrote off in the third quarter of 1994 the deferred SFAS No. 106 costs related to the Delaware jurisdiction (electric and gas) in accordance with the settlement agreement approved October 18, 1994, in the Company's gas base rate case. The nine- and twelve-month periods also included higher maintenance costs due to storm-related damage in the first quarter of 1994.

Depreciation increased $1.2, $7.2, and $9.4 million for the three-, nine-, and twelve-month periods, respectively, mainly due to additions to the electric system.


UTILITY FINANCING COSTS
- -----------------------

In comparison to the same periods last year, interest charges on debt of the core utility decreased $0.5, $2.3, and $3.7 million for the three-, nine-, and twelve-month periods, respectively. The decrease for the three-month period was primarily due to interest savings from refinancings of long-term debt issues. The decreases for the nine- and twelve- month periods were mainly due to the redemption on June 1, 1993, of $50 million of 10% First Mortgage Bonds with a portion of the proceeds from the March 1993 public offering of common stock and refinancing savings.

AFUDC increased $0.3 million for the three-month period due to higher average construction work-in-progress balances. AFUDC decreased $3.8 and $6.1 million for the nine- and twelve-month periods, respectively, due to lower average construction work-in-progress balances as a result of the completion of Hay Road Unit No. 4 on June 1, 1993. For the twelve months ended September 30, 1994, AFUDC was 4.1% of net income.

Due to increased common equity financing, the average number of shares of common stock outstanding increased for the three-, nine-, and twelve-month periods. The additional shares outstanding decreased earnings per share by $0.01, $0.05, and $0.08 for the three-, nine-, and twelve-month periods, respectively. Rates charged to customers have been designed to result in sufficient revenues to offset the dilution of earnings per share due to increased common equity financing.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

For the nine months ended September 30, 1994, utility construction expenditures were $98.7 million compared to $118.0 million for the same period last year. Internally generated funds (net cash provided by operating activities less common and preferred dividends) provided 103% of the cash required for construction for the nine months ended September 30, 1994, compared to 78% for the same period last year. For the twelve months ended September 30, 1994, and September 30, 1993, utility construction expenditures were $140.7 and $177.9
million, respectively.	Internally generated funds provided 86% and 54% of the
cash required for construction during the twelve months ended September 30, 1994, and September 30, 1993, respectively. Lower construction expenditures for the nine- and twelve-month periods ended September 30, 1994, as compared to the prior year periods reflect lower budgeted capital expenditures.

During the nine months ended September 30, 1994, the Company's term loan balance increased by $6.5 million. Also during this period, $15.0 million of common stock was issued primarily through the Company's DRIP. As of June 1, 1994, cash was no longer being provided through the DRIP because the plan began acquiring shares through purchase on the open market rather than through the issuance of new shares.

The Company redeemed its 4 5/8% First Mortgage Bonds, $25 million principal amount, at maturity on October 1, 1994. On October 12, 1994, the Delaware Economic Development Authority issued on behalf of the Company $30 million of Variable Rate Demand Gas Facilities Revenue Bonds, due on demand or at maturity on October 1, 2029. Proceeds from the bonds will be used to finance enhancements to and expansion of the Company's gas system.


RATIO OF EARNINGS TO FIXED CHARGES
- ----------------------------------

					    12 Months
					      Ended
					   September 30,	  Year Ended December 31,
					       1994	 ------------------------------------------
					   ------------   1993	   1992     1991     1990     1989
							 ------   ------   ------   ------   ------
Ratio of Earnings to Fixed Charges
    (SEC Method).......................        3.43X	  3.47X    3.03X    2.58X    2.03X    3.01X



Under the SEC Method, earnings, including AFUDC, have been computed by adding the amount of income taxes and fixed charges to net income. Fixed charges include gross interest expense and the estimated interest component of rentals. Excluding the one-time charge for the ERO, the ratio of earnings to fixed charges for the twelve months ended September 30, 1994, would be 3.68X. Excluding the gain from the Company's share of a settlement reached in the lawsuit against PECO in connection with the shutdown of Peach Bottom, the ratio of earnings to fixed charges for year ended December 31, 1992, would be 2.78X. Net income and income taxes related to the cumulative effect of a change in accounting for unbilled revenues recorded in 1991 are excluded from the computation of this ratio. Excluding the write-off of an investment in certain non-regulated subsidiary projects, the ratio of earnings to fixed charges for the year ended December 31, 1990, would be 2.89X.


NONUTILITY SUBSIDIARIES
- -----------------------

Information on the Company's nonutility subsidiaries, in addition to the following discussion, can be found in Note 10 to the Consolidated Financial Statements. Nonutility earnings per share were as follows:

				    Period Ended
				    September 30,
				  ----------------
				   1994      1993
				  ------    ------
Three Months Ended		   $0.01     $	 -
Nine Months Ended		   $0.04     $0.03
Twelve Months Ended		   $0.04     $0.03

All three prior year reporting periods (three, nine, and twelve months ended September 30, 1993) included gains on the sale of interests in leveraged leases, which had the effect of lowering operating leveraged lease income in all three current year reporting periods (three, nine, and twelve months ended September 30, 1994). All three current year reporting periods reflect gains on the sale of real estate and lower administrative and general costs, partially offset by a write-down in the investment of oil and gas wells. The nine- and twelve-month current year reporting periods also reflect the recovery of previously written-off joint venture assets and improved operating results from the waste hauling and landfill business.

During the third quarter of 1994, a subsidiary of DCI purchased an office building for $5.8 million. The purchase was financed primarily by the issuance of $4.6 million of long-term debt.

                           PART II. OTHER INFORMATION
			   --------------------------

Item 1.  Legal Proceedings
- --------------------------

Refer to Note 8 to the Consolidated Financial Statements for updated information concerning the complaint filed by Star against the Company in December 1993.


Item 5.  Other Information
- --------------------------

A)  Purchase of COPCO
    -----------------

As discussed in Note 5 to the Consolidated Financial Statements and Part II of the Company's Report on Form 10-Q for the second quarter of 1994, on May 24, 1994, the Company entered into agreements with PECO to purchase its Maryland retail electric subsidiary, COPCO, for $150 million and to purchase capacity and energy from PECO. As previously discussed, the Company reached a settlement in principle with the interested parties in Maryland. On September 9, 1994, the Company and COPCO filed a Joint Application with the MPSC. The Company expects the MPSC to decide on this matter in the fourth quarter of 1994. On October 28, 1994, the Company made filings with the DPSC and Virginia State Corporation Commission. On November 4, 1994, the Company made its filing
with the FERC.	Assuming prompt regulatory approval from each of the Company's
Commissions, the purchase is expected to be completed in the second quarter of 1995.

B)  Transmission Rate Filing
    ------------------------

As part of the Company's November 4, 1994, filing with the FERC for approval of the COPCO purchase, the Company has proposed to offer comparable transmission services to its wholesale customers and third parties. FERC policy requires that the transmission services be offered under terms and conditions that are "comparable" to the transmission services the Company provides to itself to transmit power from its generating units to customers.

C)  DCEP Contract Cancellation
    --------------------------

As previously reported on page I-5 of the Company's 1993 Annual Report on Form 10-K, the Company entered into an agreement to purchase 165 MW of capacity and energy from the Delaware Clean Energy Project (DCEP) over a 30-year period beginning at the Company's option in 1996 or 1997. A subsequent amendment to the agreement delayed the purchase of the capacity while extending an option to cancel the agreement until November 1, 1994. On October 27, 1994, the Company notified DCEP that it would be terminating the agreement. The Company's lack of need for long-term capacity at this time necessitated the cancellation.

D)  Peach Bottom
    ------------

As previously reported on page 22 of the Company's Report on Form 10-Q for the second quarter of 1994, initial examinations of Peach Bottom Unit No. 2 for core shroud seam weld cracks were planned for the Unit's scheduled September 1994 refueling outage. PECO has informed the Company that in September 1994, Unit No. 2 was examined and PECO determined that no corrective actions were necessary to operate Unit No. 2 for another two-year cycle.

E)  Salem
    -----

    Unit No. 1 Outage
    -----------------

As previously reported on page 16 of the Company's Report on Form 10-Q for the first quarter of 1994, on April 7, 1994, a series of problems occurred at Salem Unit No. 1 which resulted in a shutdown of the unit and declaration of an alert. The unit returned to service on June 4, 1994. PSE&G has informed the Company that PSE&G has continued to address matters to improve Salem's operations identified by itself, the NRC, and the Institute of Nuclear Power Operations
(INPO), an independent industry group consisting of utilities, including PSE&G, that provides self-critical analysis of nuclear operations to member utilities. Actions are being taken to improve the plant's material condition, to upgrade procedures, and to enhance personnel performance, as well as other efforts, including appointment of a new station manager and senior plant staff. In addition, effective September 29, 1994, PSE&G established its nuclear operations as a separate business unit reporting directly to the Chairman and Chief Executive Officer of PSE&G and hired an executive from outside of PSE&G as its Chief Nuclear Officer and President of its new Nuclear Business Unit.

On October 5, 1994, the NRC issued a Notice of Violation and Proposed Imposition of Civil Penalty (Notice) to PSE&G advising that it proposed to impose an aggregate fine of $500,000 for violations relating to the April 7, 1994 event, including: the failure to identify and correct significant conditions adverse to quality at the facility related to spurious steam flow signals and inoperable atmospheric relief valves, both of which, it concluded, led to unnecessary safety injections during the event; the failure to identify and correct significant conditions adverse to quality at the facility related to providing adequate training, guidance, and procedures for the operators to cope with the event; and the failure by supervisors to exercise appropriate command and control of the operations staff and the reactor during the event. In assessing its fine, the NRC advised PSE&G that it "expects an aggressive and prompt response to this matter as neither PSE&G nor the NRC can accept (1) such performance in the future, and (2) the large number of equipment related events that have recently occurred at Salem." The NRC has stated that, after reviewing PSE&G's response to the Notice, including PSE&G's proposed corrective actions and the results of future inspections, it will determine whether further NRC enforcement action is necessary to ensure compliance with NRC regulatory requirements. PSE&G has indicated that the $500,000 fine, of which the Company's share is 7.41%, will be paid without challenge.

PSE&G's own assessments, as well as those by the NRC and INPO, indicate that additional efforts are required to further improve operating performance, and PSE&G is committed to taking the necessary actions to address Salem's performance needs. No assurance can be given as to what, if any, further or additional actions may be taken by the NRC or what further or additional actions may be taken by PSE&G, or required by the NRC, to improve Salem's performance.


    Operating Permit
    ----------------

As previously reported on page I-18 of the Company's 1993 Annual Report on Form 10-K, in June 1993, the New Jersey Department of Environmental Protection and Energy (NJDEPE) issued a revised draft permit that would allow Salem to continue to operate with once-through cooling and would require PSE&G to make certain plant modifications and to undertake various measures to protect and enhance aquatic life in the Delaware Bay. On July 20, 1994, the NJDEPE issued a final five-year permit, effective September 1, 1994, with essentially the same provisions as the revised draft permit. PSE&G has informed the Company that certain environmental groups and other entities, including the State of Delaware, have filed requests for hearings with the NJDEPE challenging the final permit. The NJDEPE granted the hearing requests on certain of the issues and PSE&G has been named as a respondent along with the NJDEPE in these matters which are pending in the New Jersey Office of Administrative Law. The U.S. Environmental Protection Agency, which has authority to review the final permit issued by the NJDEPE, completed its review and has not raised any objections. PSE&G is implementing the final permit. Additional permits from various agencies are required to be obtained to implement the permit. No assurances can be given as to the receipt of any such additional permits. The estimated capital cost of compliance with the final permit is approximately $100 million, of which the Company's share would be 7.41%.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

A) Exhibits
   --------

Exhibit 12, Computation of Ratio of Earnings to Fixed Charges.
Exhibit 27, Financial Data Schedule.

B) Reports on Form 8-K
   -------------------

A copy of the Company's press release announcing the results of its ERO was filed as a Report on Form 8-K dated October 17, 1994.

				   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				    Delmarva Power & Light Company
				    ------------------------------
					    (Registrant)




Date: November 10, 1994 	    /s/ B. S. Graham
      ----------------- 	    --------------------------------
				    B. S. Graham, Vice President and
				    Chief Financial Officer

				 EXHIBIT INDEX





							Exhibit    Page
							Number	  Number
							-------   -------

Computation of ratio of earnings to fixed charges          12        26

Financial Data Schedule                                    27        27