Form 10-K
period 1994-12-31
DELMARVA POWER & LIGHT CO /DE/
filed 1995-03-23
CIK 27879

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K

              [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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
   (STATES OR OTHER JURISDICTIONS OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)
     800 KING STREET, P. O. BOX 231
          WILMINGTON, DELAWARE
    (ADDRESS OF PRINCIPAL EXECUTIVE                       19899
                OFFICES)                               (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 302-429-3359
                                ----------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------            -----------------------------------------
FIRST MORTGAGE BONDS (SERIES              NEW YORK STOCK EXCHANGE AND
 ISSUED PRIOR TO 1968)                     PHILADELPHIA STOCK EXCHANGE.
PREFERRED STOCK, CUMULATIVE, PAR          PHILADELPHIA STOCK EXCHANGE
 VALUE $100.00 (SERIES ISSUED
 PRIOR TO 1978)
COMMON STOCK, PAR VALUE $2.25             NEW YORK STOCK EXCHANGE AND
                                           PHILADELPHIA STOCK EXCHANGE.

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

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 28, 1995 WAS $1,186,293,276.

  AS OF FEBRUARY 28, 1995, THERE WERE ISSUED AND OUTSTANDING 59,849,876 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $2.25.
                               ----------------
                      DOCUMENTS INCORPORATED BY REFERENCE

 PART OF FORM 10-K                 DOCUMENT INCORPORATED BY REFERENCE
 -----------------                 ----------------------------------
 I (ITEM 1-SEGMENT  PORTIONS OF THE 1994 ANNUAL REPORT TO STOCKHOLDERS OF DELMARVA
  INFORMATION) AND  POWER & LIGHT COMPANY.
 II (ITEMS 6, 7 AND
         8)

        III         PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL
                    MEETING OF STOCKHOLDERS OF DELMARVA POWER & LIGHT COMPANY, TO BE
                    HELD MAY 25, 1995, WHICH DEFINITIVE PROXY STATEMENT IS EXPECTED
                    TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OR
                    ABOUT APRIL 20, 1995.

         IV         PORTIONS OF THE 1994 ANNUAL REPORT TO STOCKHOLDERS OF DELMARVA
                    POWER & LIGHT COMPANY

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I
 Item 1. Business:
             The Company..................................................   I-1
             Segment Information..........................................   I-1
             Operating Statistics.........................................   I-1
             Strategic Plans for Competition..............................   I-1
             Electric Operations..........................................   I-4
                Installed Capacity........................................   I-4
                Power Pool................................................   I-5
                Reserve Margin............................................   I-5
                Challenge 2000 Plan.......................................   I-6
             Power Plants.................................................   I-7
                Nuclear...................................................   I-7
                Peach Bottom Units........................................   I-7
                Salem Units...............................................   I-8
                Life Extensions and Repowerings...........................   I-9
             Purchased Power..............................................   I-9
             Cost of Output for Load......................................  I-10
             Fuel Supply for Electric Generation..........................  I-10
                Coal......................................................  I-10
                Oil.......................................................  I-10
                Gas.......................................................  I-10
                Nuclear...................................................  I-11
             Gas Operations...............................................  I-12
             Subsidiaries.................................................  I-12
             Regulatory and Rate Matters..................................  I-13
                Base Rate Proceedings.....................................  I-13
                Fuel Adjustment Clauses...................................  I-14
                Other Regulatory Matters..................................  I-16
             Construction and Financing Program...........................  I-17
             Environmental Matters........................................  I-18
                Construction Expenditures.................................  I-18
                Clean Air Act.............................................  I-18
                Salem Operating Permit....................................  I-19
                Water Quality Regulations.................................  I-19
                Hazardous Substances......................................  I-20
                Emerging Environmental Issues.............................  I-21
                Subsidiaries..............................................  I-21
             Retail Franchises............................................  I-21
             Number of Employees..........................................  I-22
             Executive Officers of the Registrant.........................  I-22
 Item 2. Properties.......................................................  I-23
 Item 3. Legal Proceedings................................................  I-24
 Item 4. Submission of Matters to a Vote of Security Holders..............  I-25

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          -----
 PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters....................................................   II-1
 Item 6.  Selected Financial Data.......................................   II-1
 Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   II-1
 Item 8.  Financial Statements and Supplementary Data...................   II-1
 Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................   II-1

 PART III
 Item 10. Directors and Executive Officers of the Registrant............  III-1
 Item 11. Executive Compensation........................................  III-1
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................  III-1
 Item 13. Certain Relationships and Related Transactions................  III-1

 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   IV-1
 Signatures..............................................................  IV-4

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

  Delmarva Power & Light Company (the Company) was incorporated in Delaware in 1909 and in Virginia in 1979. The Company is predominantly a public utility that provides electric service on the Delmarva Peninsula in an area consisting of about 5,700 square miles with a population of approximately 1.0 million. The Company also provides gas service in an area consisting of about 275 square miles with a population of approximately 464,000 in northern Delaware, including the City of Wilmington. In addition, the Company has wholly-owned subsidiaries engaged in nonutility activities. These subsidiaries, also incorporated in Delaware, include Delmarva Energy Company, Delmarva Industries, Inc., Delmarva Services Company, and Delmarva Capital Investments, Inc. For a discussion of the Company's subsidiaries, see "Subsidiaries" on page I-12.

SEGMENT INFORMATION

  See Note 20 to the Consolidated Financial Statements contained in the Company's 1994 Annual Report to Stockholders filed as Exhibit 13.

OPERATING STATISTICS

  A Schedule of Operating Statistics for the three years ended December 31, 1994 can be found on page IV-3. This schedule provides electric and gas sales and revenue data.

STRATEGIC PLANS FOR COMPETITION

  Competition exists and is expected to increase for certain electric and gas energy markets historically served by regulated utilities. In recent years, changing laws and governmental regulations, interest in self-generation, and competition from other utilities as well as nonregulated energy suppliers are providing some customers with alternative sources to satisfy their electric and gas needs.

 Electric Business Overview

  The Public Utility Regulatory Policies Act of 1978 (PURPA) facilitated the entry of potential competitors into the electric generation business. Under PURPA, a utility may be required to purchase the electricity generated by qualifying facilities at prices reflecting the utility's avoided cost as determined by utility procedures or state regulatory bodies.

  The Energy Policy Act of 1992 (the Energy Act) enabled the Federal Energy Regulatory Commission (FERC) to order the provision of transmission service (wheeling of electricity) for wholesale (resale) electricity producers and also provided for the creation of a new category of electric power producers called exempt wholesale generators (EWGs). These provisions of the Energy Act have enhanced the ability of utilities and non-utility generators to compete to serve resale customers currently served by a particular utility. Partly as a result of the Energy Act, industry-wide resale markets are experiencing increased competition. While the Company's resale business accounted for 13% of its 1994 electric revenues, neighboring utilities' resale revenues average only 1% to 2% of their electric revenues. Thus, compared to these utilities, the Company has higher resale market risk.

  The Company has reduced its resale market risk through extended service contracts and longer notice provisions for load reductions. The Company has signed electric supply contracts with eight of its nine municipal customers for extended terms of eight to twenty years. These eight customers represented about 95% of 1994 municipal revenues or about 4% of total 1994 electric revenues. The Company also has signed agreements with its other electric resale customers, representing about 9% of total 1994 electric revenues, which require two years notice for load reductions up to 30% and five years notice for load reductions greater than 30%.

  Although the Energy Act only permits competition for wholesale customers, several changes affecting competition in retail markets are developing. First, large retail customers (i.e. commercial and industrial customers) are more actively pursuing choices to reduce their energy costs through special contracts, self-generation or cogeneration, the use of alternate fuel sources such as natural gas, and the location, relocation, expansion, or downsizing of their facilities. Second, both state legislatures and regulatory commissions are beginning to explore the retail wheeling of electricity, which would permit other utilities and non-utility generators to compete to serve large retail customers currently served by a particular utility. For example, the California Public Utility Commission has decided that widespread retail competition is desirable and set forth a schedule which would permit the largest industrial customers to choose an electric supplier in 1996. The California plan also would make competitive choice of electric suppliers available to all retail customers, including residential customers, by the year 2002. Maryland, New Jersey, and Pennsylvania are beginning to consider what changes in regulatory policies might be appropriate, and whether retail customers should be able to purchase electricity from sources other than their local utility. For a summary of recommendations for reform within the utility industry in Delaware, see "Other Regulatory Matters--Delaware Task Force on Regulation" on page I-16. Finally, FERC policy now requires that transmission services be offered to wholesale customers and third parties under terms and conditions that are comparable to the transmission services the Company provides to itself to transmit power to its customers. As part of the Company's filing with the FERC for approval of the purchase of Conowingo Power Company (discussed below), the Company has proposed to offer comparable transmission services.

  The Company is well positioned for competition in the retail markets. The Company's prices for large retail customers are among the lowest in the region and are competitive with alternative sources of energy such as self-generation. The Company's average price for commercial customers in 1993 was 7.18 cents per kilowatt hour (kwh) compared to a regional average of 8.71 cents per kwh. The Company's average price for industrial customers in 1993 was 4.69 cents per kwh compared to a regional average of 6.65 cents per kwh. These regional averages are based on 1993 data for 27 utilities within a 300 mile radius of the Company. Should retail wheeling become a reality, downward pressure on market prices would be expected due to excess generating capacity in the northeast region. The Company projects that this excess generating capacity will be exhausted shortly after the year 2000.

 Gas Business Overview

  As a result of FERC initiatives, the interstate gas pipeline system has been opened to permit the transportation of natural gas by end users, including the Company's gas customers. The Company has adopted local transportation tariffs to complement this interstate pipeline service. As a result, some Company gas customers now buy gas directly from producers and transport the gas to their facilities in Delaware, paying a transportation fee to the Company for the use of the Company's gas transmission and distribution facilities. The Company has reduced its firm gas market risk through a three-year notice requirement for firm customers switching to transportation or other non-firm service. For a discussion of an additional matter related to competition, see "Other Regulatory Matters--Natural Gas Restructuring Filing" on page I-16.

 Market-Driven Strategies

  Recognizing changes in the utility industry, the Company has implemented market-driven strategies and segmented markets according to customer needs and buying patterns. The major market segments are the core market, the competitive market, and the commodity market as discussed below.

  The core market segment, which represents about 60% of the Company's electric sales revenues, is comprised of residential and small- to medium-size commercial and industrial customers. The Company's strategies for growth in the core market focus on sustaining relative price stability, maintaining superior customer service, and expanding and growing energy-related value added products and services.

  The competitive market segment, which represents about 25% of the Company's electric sales revenues, consists of large commercial and industrial (retail) and service-oriented resale customers. The Company's goal for this segment is to grow and secure existing relationships and to position the Company to take advantage of competitive opportunities. As previously discussed, prices charged to current Company commercial and industrial customers are among the lowest in the region.

  The commodity market segment, which represents about 15% of the Company's electric sales revenues, consists of energy intensive industrial and price-focused resale customers. As previously discussed, the Company has negotiated electric supply contracts with its resale customers, reducing market risk in the commodity market.

 "Three-Legged Stool"

  In 1994, the Company announced its "Three-Legged Stool" strategy, which includes three initiatives designed to aid the Company in achieving its financial goals of maintaining the current dividend level, growing earnings, and earning a return on equity of at least 11.5%, while keeping prices competitive. The three initiatives are as follows: (1) reduce costs by $15 million to $20 million; (2) increase non-fuel revenues by $10 million to $20 million through short-term energy and capacity sales to regional utilities and additional retail sales; (3) increase non-fuel revenues through $10 million to $15 million of targeted price increases. The amounts of the cost reductions and revenue increases are based on comparison to an earlier projection of the Company's 1995 financial results. The Company expects that its targeted total of cost reductions and revenue increases of $40 to $45 million will be achieved, allowing the Company to meet its financial goals despite lower expected sales revenues from resale customers in 1995. Non-fuel revenues from resale customers will decrease approximately $28 million due to Old Dominion Electric Cooperative's (ODEC) decision to purchase about one-half of its electricity from another utility beginning in 1995 and price incentives offered to other resale customers to secure extended purchase commitments. The Company's initiatives are discussed further below.

  Cost Initiatives
  ----------------

  The Company's voluntary 1994 early retirement offer, which has reduced the workforce by 10.5%, is expected to result in annual cost savings of $13 million to $17 million. In order to capture these savings, the Company identified areas where work could be streamlined, reduced, or eliminated. In addition, the Company's 1995 budget is structured to attain savings of approximately $13 million in other operation and maintenance expenses and capital-related costs. For a further discussion of the early retirement offer, see Note 4 to the Consolidated Financial Statements of the 1994 Annual Report to Stockholders filed as Exhibit 13.

  Sales Initiatives
  -----------------

  In December 1992, General Motors, one of the Company's largest electric and gas customers, announced plans to close its Delaware manufacturing plant in 1996. In November 1994, General Motors announced that it will continue to operate the plant through 1998. General Motor's decision, a regional unemployment rate which is improving and less than the national average, and other indicators signal that the economy of the Company's service territory is improving. Due to the improving economy and opportunities which involve expanded products and services, the Company expects that 1995 sales revenues will be higher than previously projected and contribute to the sales initiative.

  On May 24, 1994, the Company entered into an agreement with PECO Energy Company (PECO) to buy its Maryland retail electric subsidiary, Conowingo Power Company (COPCO), for $150 million. This purchase is contingent upon various regulatory approvals, which the Company expects to receive by mid-1995. The COPCO purchase will add approximately 35,000 new electric retail customers, equivalent to 9% of the Company's current customer base. The Company plans to finance the purchase with approximately 50% long-term debt and 50% common equity. The Company expects the COPCO purchase will contribute $0.04 to $0.06 of incremental earnings per share by 1997. For a further discussion of the purchase of COPCO and associated power purchase agreements with PECO, see "Challenge 2000 Plan" on page I-6, "Other Regulatory Matters--Purchase of COPCO" on page I-16, and Note 6 to the Consolidated Financial Statements of the 1994 Annual Report to Stockholders filed as Exhibit 13.

  The Company proposed to purchase the electric system of the City of Dover, Delaware in 1993 for $103.5 million. On November 23, 1994, Dover's City Council requested proposals from utilities and independent power producers for power purchase agreements and potentially the purchase of, or the operation and maintenance of, the city's generating facilities. The capacity required to serve the city would be approximately 140 megawatts (MW) plus reserve requirements. On January 30, 1995, the Company filed a proposal in response to Dover's request. City officials expect to decide on a future power source in the summer of 1995.

  Price Initiatives
  -----------------

  In 1994, the Company filed applications with the Delaware Public Service Commission (DPSC) and Maryland Public Service Commission (MPSC) for increases in electric base rates of $13.5 million and $3.9 million, respectively. The Company subsequently revised its proposed Delaware electric base rate increase to $11.1 million. As further discussed under "Base Rate Proceedings" on page I-13, both these cases are designed to recover the cost of "limited issues," which are primarily costs imposed by government and are outside the reasonable control of the Company. Net of related decreases in fuel rates, prices would increase 1.3% in Delaware and 1.1% in Maryland under the Company's proposals. Even with these proposed price increases, the Company's prices are expected to remain well below the regional average. The Hearing Examiners in Delaware and Maryland issued their reports recommending no increases. The Company filed appeals to these recommendations. Decisions on the cases are expected in late March or April 1995.

  On October 18, 1994, the DPSC approved a settlement agreement for a $3.1 million, or 3.1% increase in gas base rates. The increase became effective November 1, 1994, when lower fuel rates also became effective. The reduced fuel rates combined with the base rate increase resulted in a net average decrease of 1.75%.

 Certain Other Potential Ramifications of Competition

  Traditionally, prices charged to utility customers are designed to recover a regulated utility's costs of providing service. Generally accepted accounting principles require regulated utilities that have cost-of-service pricing to defer the recognition of certain costs which are being or are probable of being recovered from customers. These deferred costs are often referred to as "regulatory assets." (Refer to Note 1 to the Consolidated Financial Statements contained in the Company's 1994 Annual Report to Stockholders filed as Exhibit 13 for additional information on regulatory assets.) As the utility industry shifts from traditional cost-of-service pricing to prices set by competitive market forces or alternate innovative regulatory methods, regulatory assets, and possibly other utility assets, could be required to be written down. The Company cannot predict the amount, if any, of such a write-down; however, it could be material. The Company's regulatory assets as a percentage of total assets or stockholders' equity are substantially lower than the averages for the utility industry.

ELECTRIC OPERATIONS

 Installed Capacity

  The net installed summer electric generating capacity available to the Company to serve its peak load as of December 31, 1994, is presented below. The Company plans to maintain a balanced approach to energy supply, including conservation and load management, purchases of capacity and energy from other utilities and non-utility generators, and construction of new generating capacity. For a discussion of the energy supply plan, see "Challenge 2000 Plan" on page I-6.

                                                                           % OF
     INSTALLED SUMMER CAPACITY                                   MEGAWATTS TOTAL
     -------------------------                                   --------- -----
     Coal Fired.................................................   1,141     41
     Oil-Fired..................................................     595     21
     Combustion Turbines/Combined Cycle.........................     511     18
     Nuclear....................................................     321     11
     Peaking Units..............................................     183      7
     Purchased Capacity.........................................      48      2
     Customer-owned Capacity....................................      57      2
                                                                   -----    ---
       Subtotal.................................................   2,856    102
     Capacity Transferred to Another Utility....................     (50)    (2)
                                                                   -----    ---
       Total....................................................   2,806    100
                                                                   =====    ===

  The net generating capacity available for operations at any time may be less than the total net installed generating capacity due to generating units being temporarily out of service for inspection, maintenance, repairs, or unforeseen circumstances. See "Item 2--Properties" on page I-23 for a detailed listing of net installed generating capacity by station.

 Power Pool

  The Company is a member of the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Interconnection). Under the PJM Interconnection Agreement, the Company's generation and transmission facilities are operated on an integrated basis with those of seven other utilities in Pennsylvania, New Jersey, Maryland, and the District of Columbia. This power pool was formed for the purpose of improving the reliability and operating economies of the systems in the group and to provide capital economies by permitting the sharing of reserve requirements on a group basis. The Company estimates that its fuel savings associated with energy transactions within the pool amounted to $15.4 million during 1994.

  The PJM Interconnection's installed capacity as of December 31, 1994, was 56,073 MW. The PJM Interconnection peak demand during 1994 was 45,992 MW on July 8th, which resulted in a summer reserve margin of 21.4% (based on installed capacity of 55,851 MW on that date). The all-time peak demand of 46,429 MW was set on July 8, 1993 and resulted in a summer reserve margin of 19.4% (based on installed capacity of 55,440 MW on that date).

  The Company is also a party to the Mid-Atlantic Area Coordination Agreement which provides for review and evaluation of plans for generation and transmission facilities and other matters relevant to the reliability of the bulk electric supply systems in the Mid-Atlantic area.

 Reserve Margin

  The Company's peak load in 1994 was 2,551 MW on July 8th, which surpassed the Company's previous peak demand of 2,544 MW on July 9, 1993. Because adequate generation was available at the time, these peaks do not reflect full implementation of the Company's demand-side programs, including the curtailment of large interruptible customers. The Company's PJM Interconnection reserve obligation is based on normal weather conditions and full implementation of its demand-side programs, which the Company estimates would have resulted in a peak of 2,389 MW in 1994. Based upon this estimated peak and the Company's installed generating capacity of 2,806 MW at the time, the Company's reserve margin would have been 17.5%. The Company's PJM Interconnection reserve obligation varies from year to year but is typically around 18%.

 Challenge 2000 Plan

  The Challenge 2000 Plan reflects the Company's strategy to provide an adequate, reliable supply of electricity to customers, while minimizing adverse impacts on the environment and keeping prices competitive. The Company's plan, which is updated annually, is based on forecasts of demand for electricity in the service territory and reserve requirements of the PJM Interconnection. The Company's plan emphasizes balance and flexibility, and may be accelerated, slowed, or altered in response to changing energy demands, fluctuating fuel prices, and emerging technologies. The plan combines customer-oriented load management and strategic conservation programs ("Save Some"), short-term power purchases and long-term power contracts ("Buy Some"), and new or renovated power plants ("Build Some"). The Company's current plan closely matches customers' energy requirements and does not require large investments for new resources during the next two years.

  As of the end of 1994, the demand-side programs ("Save Some") of the Challenge 2000 Plan had enrolled about 80,000 residential customers and about 1,000 commercial and industrial customers who in aggregate provide the Company with the ability to reduce its peak by approximately 240 MW. On March 31, 1994, following the approval of the Virginia State Corporation Commission (VSCC), the Company implemented five new conservation programs in Virginia. Included were two programs for residential customers, promoting high-efficiency cooling equipment and new home construction standards, and three programs for commercial and industrial customers, promoting high-efficiency lighting and cooling technologies. The Company previously implemented conservation programs in Delaware and Maryland.

  As part of the "Buy Some" portion of the Challenge 2000 Plan, the Company is purchasing 48 MW of peaking capacity through May 2018 from the Delaware City Power Plant owned by Star Enterprise (Star). On October 27, 1994, the Company canceled an agreement with the Delaware Clean Energy Project which would have provided 165 MW of capacity for 30 years beginning in 1999. The decision to terminate the agreement was based on uncertainties associated with the Company's load requirements, a general decline in wholesale market prices, and absence of need for long-term capacity. The capacity and energy that will be required to serve COPCO subsequent to the planned acquisition will be purchased from PECO. The power purchase, which is contingent on closing of the acquisition, is expected to provide 205 MW of capacity beginning in 1996 or later, increasing to 259 MW by the end of the contract in 2006. Short-term purchases during the period 1998-2000 are also being contemplated to meet capacity obligations during the repowering outages at the Indian River Power Plant. The repowering plans are further discussed under "Life Extensions and Repowerings" on page I-9.

  In June 1993, as part of the "Build Some" portion of the Challenge 2000 Plan, the Company placed into service a 175 MW combined cycle addition to the Hay Road combustion turbines (CTs). The Company has a power plant life extension program and repowering plans to extend the operating lives of certain generating units as further discussed under "Life Extensions and Repowerings" on page I-9.

  The table below summarizes the latest peak load and capacity forecast of the Challenge 2000 Plan over the current and next five PJM Interconnection planning periods, which begin on June 1 of each year. The Company periodically reviews and updates its forecast to reflect changes in peak load and capacity estimates, and the table incorporates the effect of the planned acquisition of COPCO and the associated power purchase agreement with PECO, starting in 1996.

                    PEAK LOAD (MW)         CAPACITY (MW)
        PJM      --------------------- ----------------------
     PLANNING     GROSS          NET
       YEAR      SUMMER  TOTAL SUMMER  TOTAL TOTAL    TOTAL   RESERVE
     BEGINNING   COMPANY "SAVE COMPANY "BUY  "BUILD INSTALLED MARGIN
      JUNE 1      PEAK   SOME"  PEAK   SOME" SOME"  CAPACITY    (%)
     ---------   ------- ----- ------- ----- ------ --------- -------
       1994       2,629   240   2,389    48  2,758    2,806    17.5%
       1995       2,527   242   2,285    48  2,805    2,853    24.9%
       1996       2,769   251   2,518   253  2,810    3,063    21.6%
       1997       2,832   264   2,568   260  2,810    3,070    19.5%
       1998       2,900   277   2,623   290  2,810    3,100    18.2%
       1999       2,970   291   2,679   446  2,721    3,167    18.2%

POWER PLANTS

 Nuclear

  The Company's nuclear capacity is provided by Peach Bottom Atomic Power Station (Peach Bottom) Units 2 and 3 and by Salem Nuclear Generating Station (Salem) Units 1 and 2. The Company jointly owns these units, as tenants in common, with PECO, Atlantic City Electric Company, and Public Service Electric and Gas Company (PSE&G). The Peach Bottom units are operated by PECO and have a combined summer capacity of 2,086 MW, of which the Company is entitled to 157 MW (7.51%). The Salem units are operated by PSE&G and have a combined summer capacity of 2,212 MW, of which the Company is entitled to 164 MW (7.41%).

  The operation of nuclear generating units is regulated by the Nuclear Regulatory Commission (NRC). Such regulation requires that all aspects of plant operation be conducted in accordance with NRC safety and environmental requirements and that continuous demonstrations be made to the NRC that plant operations meet applicable requirements. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate.

  For a discussion of the Company's funding of its share of the estimated future cost of decommissioning the Peach Bottom and Salem nuclear reactors, see
Note 8 to the Consolidated Financial Statements contained in the Company's 1994 Annual Report to Stockholders filed as Exhibit 13.

  As by-products of their operations, nuclear generating units, including the Peach Bottom and Salem units, produce low level radioactive waste (LLRW). Such waste includes paper, plastics, protective clothing, and other materials which must be properly disposed. Prior to July 1994, PECO and PSE&G disposed of such materials at a federally licensed permanent disposal facility in South Carolina. However, in accordance with the Low Level Radioactive Waste Policy Act, as amended, disposal sites have exercised their authority to either cease operations or deny access to states which are not members of their regional compact. Effective July 1, 1994, LLRW from Peach Bottom and Salem could no longer be disposed at the South Carolina site and is being stored temporarily on site until Pennsylvania and New Jersey provide permanent disposal sites. Both these states are in the process of locating suitable sites. The on-site facilities at PECO and PSE&G have capacity for at least five years' storage.

 Peach Bottom Units

  On March 28, 1994, the NRC approved PECO's request to extend the expiration dates of the Facility Operating Licenses for Peach Bottom Units 2 and 3 by approximately six years to August 2013 and July 2014, respectively.

  On June 29, 1994, the NRC issued its Systematic Assessment of Licensee Performance (SALP) Report on the performance of activities at Peach Bottom for the period November 1, 1992, to April 30, 1994. This SALP was conducted under the revised process in which the number of assessment areas has been reduced from seven to four. The numeric rating criteria remains unchanged with "1" being the highest rating and "3" the lowest rating, although still acceptable. Under the recent SALP, Peach Bottom earned a rating of "1" in Operations and a rating of "2" in each of the other three areas: Maintenance, Engineering, and Plant Support. Overall, the NRC found continued improvement in performance during the period. The NRC stated that enhancement in problem identification and resolution, good control of refuelings and outages, and excellent oversight by plant management of day-to-day activities in a manner that ensured safer operation of the units contributed to the improvement. Despite the overall improvement, the NRC noted that some areas require continued management attention and that management needs to continue to encourage plant personnel at all levels to identify existing, and sometimes longstanding, problems so that priorities can be established and effective corrective actions implemented. The NRC also noted instances of personnel inattention to detail and failure to follow procedures which warranted additional management attention. PECO has informed the Company that it has taken and is taking actions to address the weaknesses discussed in the SALP Report.

  PECO has informed the Company that on October 18, 1994, the NRC held an enforcement conference to discuss a violation at Peach Bottom. An emergency service water valve was left closed and unattended for approximately 45 minutes during testing, which would have prevented safety-related equipment from receiving the proper cooling flow in an emergency. On November 21, 1994, PECO received a Notice of Violation for this incident, including a civil penalty of $87,500.

  PECO has informed the Company that in October 1990, General Electric Company
(GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. Peach Bottom Unit 3 was examined in October 1993 during the last refueling outage and crack indications were identified at two locations. In November 1993, PECO presented its findings to the NRC and provided justification for continued operation of Unit 3 for another two-year cycle with crack indications. Peach Bottom Unit 2 was examined in October 1994 during its last refueling outage and the inspection revealed a minimal number of flaws. In November 1994, PECO submitted its findings to the NRC and provided justification for continued operation of Unit 2. PECO is participating in a GE BWR Owners Group to develop long-term corrective actions.

 Salem Units

  As a result of the NRC investigation following the reactor shutdown of Salem Unit 1 in April 1994, PSE&G was fined $500,000 for violations relating to (1) the failure to identify and correct significant conditions adverse to quality at the facility related to spurious steam flow signals and inoperable atmospheric relief valves, both of which, the NRC concluded, led to unnecessary safety injections during the event; (2) the failure to identify and correct significant conditions adverse to quality at the facility related to providing adequate training, guidance and procedures for the operators to cope with the event; and (3) the failure by supervisors to exercise appropriate command and control of the operations staff and the reactor during the event. On November 1, 1994, PSE&G responded to the violations and paid the fine.

  On January 3, 1995, the NRC issued its SALP Report on the performance of activities at Salem for the period June 30, 1993, to November 5, 1994. The NRC assigned ratings of "3" to the Operations and Maintenance areas, "2" to Engineering, and "1" to Plant Support. The NRC noted that "overall performance has declined and we are particularly concerned with the challenges to plant systems and operators caused by repetitive equipment problems and personnel errors that had the potential to, or actually did, adversely affect plant or personnel safety. Notwithstanding, we recognize that [PSE&G] has, within the last year, initiated several comprehensive actions that have the potential to improve overall plant performance. However, while we acknowledge some recent incremental performance gains, these efforts have not yet resulted in any noticeable change in overall performance."

  PSE&G has informed the Company that it is taking significant steps to address performance shortfalls at Salem. In 1993, a comprehensive performance assessment team identified areas of weakness through an in-depth investigation of common causes and events. Corrective action plans and effectiveness measures were then initiated in 1994 and are ongoing, along with additional measures designed to achieve a change in Salem's performance. Personnel performance is being addressed through improved supervisory training and increased monitoring of work activities, improved operational command and control, and the reorganization and increased staffing of Salem. PSE&G has established a goal of safe, uneventful operation to be achieved through enhanced self-assessment and corrective action processes, resolution of long-standing equipment problems, improved independent oversight of plant operations and improved root-cause analysis of plant problems. In furtherance of these goals, PSE&G has reorganized the operational structure of its Nuclear Department and recruited a new chief nuclear officer from outside PSE&G. In addition, PSE&G's parent company, Public Service Enterprise Group, Incorporated (Enterprise), has strengthened oversight of nuclear plant operations by establishing a standing Nuclear Committee of its Board of Directors.

  PSE&G also has informed the Company that on March 21, 1995, representatives of the NRC met with the Boards of Directors of Enterprise and PSE&G to discuss the need for continued improvements in equipment reliability and staff performance. PSE&G cannot predict what further actions, if any, the NRC may take or require to improve Salem's performance.

  See page I-19 for a discussion on the status of the operating permit at Salem.

 Life Extensions and Repowerings

  The Company is conducting a life extension program on its older major generating units to extend the operating life of each unit by a minimum of 20 years beyond the normal unit 30-year design life. Continued operation of these units will defer the construction of new capacity and will help to meet PJM Interconnection generating reserve margin obligations. Surveys of Indian River Units 1, 2, and 3 and Edge Moor Units 3 and 4 have been completed. Projects identified during the surveys are being implemented during scheduled maintenance outages. Edge Moor Unit 5 and Vienna Unit 8 will undergo surveys beginning in 1996. Construction expenditures on these projects for the five-year period 1995-1999 are expected to total approximately $45 million, excluding allowance for funds used during construction (AFUDC).

  The Company also plans to repower Indian River Units 1 and 2 utilizing circulating fluidized bed technology. These projects, which will be performed during consecutive two-year outages beginning in 1999, will extend the operating life of each unit by 20 years and reduce emissions. Construction expenditures on these projects for the five-year period 1995-1999 are expected to be approximately $88 million, excluding AFUDC.

PURCHASED POWER

  The Company purchases coal-fired energy from the Allegheny Power System on an economic basis to replace higher-cost generation from the Company's oil-fired units. The Company also purchases 200 MW of energy from PECO under a short-term agreement, extending through December 31, 1995. The Company receives additional energy from PECO (above 200 MW) as the energy is available. The Company's estimated fuel savings from these purchases amounted to $3.8 million during 1994.

  The Company also has purchased 48 MW of long-term capacity and has entered into a power purchase agreement with PECO associated with its acquisition of COPCO as discussed under "Challenge 2000 Plan" on page I-6.

COST OF OUTPUT FOR LOAD

  The following table sets forth the Company's annual generation output, fuel cost per megawatt hour (MWh), and generation mix by unit fuel type for all Company-owned facilities. Coal is the Company's predominant fuel. Corresponding values for purchased power and for net interchange (purchases less sales) as a member of the PJM Interconnection are also listed.

    GENERATION                    1994              1993              1992
    ----------               ----------------  ----------------  --------------
                             1,000   $/        1,000   $/        1,000  $/
   UNIT FUEL TYPE             MWH    MWH   %    MWH    MWH   %    MWH   MWH  %
   --------------            ------  ---  ---  ------  ---  ---  ------ --- ---
   Coal-fired...............  5,499   18   42   6,028   18   47   4,696  19  39
   Oil-fired................  1,998   27   15   2,343   24   18   1,713  26  14
   Nuclear..................  2,052    8   16   1,883    7   14   1,696   7  14
   Natural Gas (1)..........  2,033   19   15   1,010   23    8     443  32   4
                             ------  ---  ---  ------  ---  ---  ------ --- ---
     Total Company
      Generation............ 11,582   18   88  11,264   18   87   8,548  18  71
   PURCHASES/INTERCHANGE
   ---------------------
   Purchases................  2,873   23   22   3,200   22   25   2,826  22  23
   Net Interchange.......... (1,328) (32) (10) (1,568) (30) (12)    755   7   6
                             ------  ---  ---  ------  ---  ---  ------ --- ---
     Total Output for Load.. 13,127   17  100  12,896   18  100  12,129  19 100
                             ======  ===  ===  ======  ===  ===  ====== === ===

- --------
(1) Includes the output of a 175 MW combined cycle unit, Hay Road Unit 4, effective June 1, 1993.

FUEL SUPPLY FOR ELECTRIC GENERATION

  The Company's electric generating capacity by fuel type is shown under "Electric Operations--Installed Capacity," on page I-4.

 Coal

  Edge Moor Units 3 and 4, and the Indian River, Keystone and Conemaugh generating stations are coal-fired. As of December 31, 1994, a maximum of 84% of the Company's coal requirements were under supply contracts. During 1994, 34% of the coal was purchased under short-term contracts (less than three years), 52% under long-term contracts (up to ten years), and the balance was obtained through spot purchases. The Company does not anticipate any difficulty in obtaining adequate amounts of coal at reasonable prices.

 Oil

  From 75% to 100% of the residual oil used in Edge Moor Unit 5 is currently being supplied under a two-year contract which expires in 1996. Any amount over 75% of requirements may be purchased in the spot market. Natural gas is utilized when economically feasible. The fuel supply contract for the Vienna Generating Station, which expires in 1995, provides from 70% to 100% of that station's requirements. Any amount over 70% of requirements may be purchased in the spot market. The Company expects to negotiate a new contract in 1995 with similar terms.

 Gas

  Natural gas, which is the primary fuel for the three CTs at the Company's Hay Road site and a secondary fuel at Edge Moor Unit 5, is supplied partly through contracts described under "Gas Operations" on page I-12. Additional natural gas is purchased on a firm or interruptible basis from one of the Company's pipeline suppliers. The secondary fuel for the Hay Road CTs is kerosene, which is purchased in the spot market.

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

  PECO has informed the Company that it has contracts for uranium concentrates which will satisfy the fuel requirements of Peach Bottom through 2002. In February 1995, two companies which supply uranium concentrates to PECO filed petitions for bankruptcy under Chapter 11 of the Bankruptcy Code. The two companies supply approximately half of PECO's 1995 and 1996 requirements for uranium concentrates. In addition, one of the companies is under contract to supply approximately 25% of PECO's uranium concentrate requirements for the period 1997 to 2002. PECO has made alternative arrangements with other suppliers to satisfy its short-term requirements for uranium concentrates. For the longer-term, PECO is evaluating its requirements and potential supply sources, including the two suppliers which have filed petitions for bankruptcy. PECO does not anticipate any difficulties in obtaining its requirements for uranium concentrates. PSE&G also has informed the Company that it has contracts for uranium concentrates which will satisfy the fuel requirements of Salem fully through 2000 and, thereafter, 60% through 2002. PSE&G does not anticipate any difficulties in obtaining its requirements for uranium concentrates. The table below summarizes the years through which PECO and PSE&G have contracted for the other segments of the nuclear fuel supply cycle.

                                               CONVERSION ENRICHMENT FABRICATION
                                               ---------- ---------- -----------
   Peach Bottom Unit 2........................    1997       (1)        1999
   Peach Bottom Unit 3........................    1997       (1)        1998
   Salem Unit 1...............................    2000       (2)        2004
   Salem Unit 2...............................    2000       (2)        2005

- --------
(1) PECO is committed for enrichment services under contract with the United States Enrichment Corporation. The commitments represent 100% of the enrichment requirements through 1998 and 70% through 1999. PECO does not anticipate any difficulties in obtaining necessary enrichment services for Peach Bottom.
(2) 100% coverage through 1998; approximately 50% coverage through 2002; and approximately 30% coverage through 2004. PSE&G does not anticipate any difficulties in obtaining necessary enrichment services for Salem.

  In conformity with the Nuclear Waste Policy Act of 1982 (NWPA), PECO and PSE&G entered into contracts with the United States Department of Energy (DOE) on behalf of the joint owners providing that the Federal Government shall for a fee take title to, transport, and dispose of spent nuclear fuel and high level radioactive waste from the Salem and Peach Bottom reactors. The Company is collecting one-tenth of one cent per kWh of nuclear generation net of station use from electric customers through fuel rates to provide for the future cost of spent nuclear fuel disposal and is paying such amounts to the DOE. The DOE may revise this charge as necessary to ensure full cost recovery of nuclear fuel disposal. Under the NWPA, the Federal Government was to begin accepting spent fuel for permanent off-site storage no later than 1998. However, in December 1989, the DOE announced that it would not be able to open a permanent, high-level nuclear waste storage facility until 2010, at the earliest. In October 1990, the NRC determined that spent nuclear fuel generated in any reactor can be stored safely and without significant environmental impact in reactor facility storage pools or in independent spent nuclear fuel storage installations located at or away from reactor sites for at least 30 years beyond the licensed life for operation (which may include the term of a revised or renewed license). In May 1994, the DOE issued a Notice of Inquiry in which it took the position that it has no legal obligation to begin accepting spent fuel until it has a suitable storage facility in operation.

In June 1994, two separate lawsuits were filed by a group of states and Public Utility Commissions and a group of utilities, respectively, in the U.S. Court of Appeals for the District of Columbia Circuit to compel the DOE to accept spent fuel by 1998. The Company is not a party to the lawsuit brought by the group of utilities. The Company cannot predict when the DOE sponsored temporary or permanent storage sites will become available.

  PECO has advised the Company that Peach Bottom has adequate on-site temporary storage capability until 1998 for Unit 2 and 1999 for Unit 3. Options for expansion of storage capacity are being investigated by PECO. PSE&G has advised the Company that, pursuant to a license from the NRC to replace the existing high-density racks in the spent-fuel storage pools of Salem Units 1 and 2 with maximum-density racks, it will extend the storage capability of Salem Unit 1 through March 2008 and Salem Unit 2 through March 2012.

  The Energy Act provides, among other things, for the creation of a Decontamination & Decommissioning (D&D) Fund to pay for the future cleanup of DOE gaseous diffusion enrichment facilities. This plan is to be funded by both domestic utilities and the Federal Government. Domestic utilities will pay an aggregate amount of $150 million each year, adjusted annually for inflation, into the D&D Fund based on their past purchases from the DOE Uranium Enrichment Enterprise. This will continue through 2008 or until $2.25 billion, adjusted annually for inflation, is collected. In 1992, the Company accrued a liability and corresponding regulatory asset of $8.1 million, representing its share of the $2.25 billion. The Energy Act provides that this cost is to be recoverable in the same manner as other fuel costs. The Company recovers fuel costs through fuel adjustment clause revenues as discussed on page I-14. The liability for the Company's share of the D&D Fund cost was $7.2 million as of December 31, 1994.

GAS OPERATIONS

  During 1994, the average production cost of all gas sold was $3.06 per thousand cubic feet (Mcf), compared with $3.22 per Mcf in 1993 and $2.70 per Mcf in 1992. The Company's maximum 24-hour system capability, including natural gas purchases, storage deliveries, and the planned send out of its local peak shaving plant, is 148,957 Mcf. With the use of emergency peak shaving capabilities at its local peak shaving plant, the Company's maximum daily sendout capacity is 168,957 Mcf. The Company experienced a new all-time peak daily firm sendout of 158,512 Mcf on January 19, 1994, during extreme weather conditions. Emergency peak shaving was used to meet the peak demand. The Company's previous all-time peak daily firm sendout of 119,284 Mcf had occurred on January 21, 1985.

  The gas requirements of the Company are purchased primarily under contracts with three pipeline suppliers. The Company is entitled to receive the following volumes of gas per day under its various contracts.

                                                    NUMBER OF EXPIRATION  DAILY
                                                    CONTRACTS   DATES      MCF
                                                    --------- ---------- -------
   Supply..........................................      4    1996-2004   21,730
   Transportation..................................      3       2004     59,795
   Storage.........................................      4    1995-2004   42,432
   Local Peak Shaving..............................     --        --      25,000
                                                                         -------
     Total.........................................                      148,957
                                                                         =======

  The Company also purchases gas from pipelines and producers primarily under one- to five-year agreements. To provide supplemental gas, the Company has its own liquefied natural gas plant for liquefaction, storage, and re-gasification of natural gas. The plant has a maximum planned sendout of 25,000 Mcf per day and emergency capability of 45,000 Mcf per day.

SUBSIDIARIES

  Delmarva Capital Investments, Inc. (Delcap) is a wholly-owned subsidiary of the Company that has invested in leveraged equipment leases, landfill and waste-hauling companies, alternative energy projects, real estate projects and has also undertaken operation and maintenance contracts for alternative energy and related projects. A Delcap subsidiary operates and maintains Star's Delaware City Power Plant from which the Company purchases peaking capacity. Opportunities to grow Delcap's operating businesses and participate in other energy-related businesses, in conjunction with Company goals, are being pursued. Certain Company contributions have and may be required in pursuit of these opportunities. During 1994, Delcap made dividend payments of $8 million to the Company. As of December 31, 1994, its stockholder's equity was $32.7 million, of which landfill and waste-hauling represented about $22.8 million.

  Delmarva Services Company, a wholly-owned subsidiary of the Company, leases an office building to the Company. As of December 31, 1994, its stockholder's equity was $5.6 million.

  Delmarva Energy Company and Delmarva Industries, Inc. are wholly-owned subsidiaries of the Company and are partners in joint venture oil and gas exploration and development programs in New York, Ohio, and Pennsylvania. As of December 31, 1994, their combined stockholder's equity was $2.1 million.

  For a further discussion of the Company's subsidiaries see "Environmental Matters--Subsidiaries" on page I-21 as well as the Nonutility Subsidiaries section of Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 5, and 19 to the Consolidated Financial Statements of the 1994 Annual Report to Stockholders filed as Exhibit 13.

REGULATORY AND RATE MATTERS

  The Company is subject to regulation with respect to its retail utility sales by the DPSC, MPSC, and the VSCC, each of which have broad powers over rate matters, accounting, and terms of service. Gas sales are subject to regulation by the DPSC. In limited respects concerning properties and operations in New Jersey and Pennsylvania, the Company is subject to regulation by the utility commissions in those states. The FERC exercises jurisdiction with respect to the Company's accounting systems and policies, and the transmission and wholesale (resale) sale of electricity. The FERC also regulates the price and other terms of transportation of natural gas purchased by the Company. The percentage of electric and gas utility operating revenues regulated by each Commission for the year ended December 31, 1994, was as follows: DPSC 64%; MPSC 22%; VSCC 3%; and FERC 11%.

BASE RATE PROCEEDINGS

  The Company's most recent base rate filings are discussed below:

 Delaware (Docket No. 94-84)

  On August 16, 1994, the Company filed an application with the DPSC for a $13.5 million "limited issue" increase in electric base rates. The Company subsequently revised the amount of the proposed increase to $11.1 million. The proposed increase, when netted with fuel savings related to reduction in load by a resale customer (ODEC) beginning in 1995, is $6.4 million or 1.3%. This "limited issue" increase is designed to recover costs specific to the Company's compliance with the Clean Air Act Amendments of 1990, the 1% increase in the marginal federal income tax rate to 35% during 1993, demand side management and conservation programs, and an increase in funding for nuclear decommissioning based on the current NRC minimum funding requirements. The DPSC staff and other parties to the case have recommended that no revenue increase be granted due to the Company's current return earned from its Delaware electric operations. However, the DPSC staff has suggested that if the DPSC decides to consider a "limited issue" approach, an alternative to approving a rate increase would be to instead authorize a $9 million increase if monthly or quarterly 1995 earnings fall below certain levels. On March 1, 1995, the Hearing Examiner issued his report recommending no change in current rates. On March 16, 1995, the Company filed exceptions to the Hearing Examiner's report. The Company expects a DPSC decision on the case in late March 1995.

 Maryland (Case No. 8676)

  On September 1, 1994, the Company filed an application with the MPSC for a $3.9 million "limited issue" increase in electric base rates. The proposed increase, when netted with ODEC related fuel savings, is $2.2 million or 1.1%. This "limited issue" increase is designed to recover costs similar to those in the Delaware "limited issue" case, except for demand side management and conservation program costs which are recoverable from Maryland customers through a surcharge. The MPSC staff's testimony proposes a rate decrease of $9.6 million, reflecting a historical test year, a lower return on equity, and certain adjustments which are beyond the scope of the limited-issue filing. On February 3, 1995, the Hearing Examiner issued his proposed order recommending no change in current rates. On March 6, 1995, the Company filed an appeal to the Hearing Examiner's proposed order. The Company expects a MPSC decision on the case in April 1995.

  The Company's most recent base rate increases are summarized below. Gas base rates were increased during 1994 to recover higher operating costs and investment levels than were reflected in previous rates. Electric base rates were increased during 1993 to recover higher costs associated with completion of Hay Road Unit 4, postretirement benefit costs under Statement of Financial Accounting Standards (SFAS) No. 106, and other items, including general inflation.

                           DELAWARE     VIRGINIA    DELAWARE    MARYLAND      SYSTEM
                            RETAIL       RETAIL      RETAIL      RETAIL       RESALE
                             GAS        ELECTRIC    ELECTRIC    ELECTRIC     ELECTRIC
                         DOCKET 94-22  PUE 930036 DOCKET 92-85  CASE 8492    ER 93-96
                         ------------  ---------- ------------  ---------    --------
                                         (DOLLARS IN THOUSANDS)
Company Filing
  Date of Filing........     5/6/94      5/7/93     10/30/92    10/30/92     10/30/92
  Revenue Increase
   Filed................     $4,200      $2,315      $36,554     $11,961       $5,566
  Percent Increase
   Filed................      4.10%      10.06%        8.48%       6.55%        5.44%
Interim Rates
  Date Effective........     7/5/94     10/5/93       6/1/93         --        6/3/93
  Revenue Increase......     $1,000      $2,315      $35,377         --        $4,000
Commission Order
  Date of Order.........   10/18/94     2/23/94      10/5/93     3/26/93          -- (4)
  Date Effective........    11/1/94     10/5/93       6/1/93      4/1/93(3)    6/3/93
  Revenue Increase Al-
   lowed................     $3,100(1)   $1,281      $24,900(2)   $7,800(3)    $1,500(4)
  Percent Increase Al-
   lowed................      3.15%(1)    5.41%        5.80%(2)    4.27%(3)     1.47%
  Return on Common Eq-
   uity Allowed.........     11.50%      11.05%       11.50%        N.A.(3)      N.A.

- --------
(1) Reduced fuel rates also became effective November 1, 1994. The reduced fuel rates, when combined with the base rate increase, resulted in a net average decrease of 1.75%.
(2) When offset by the fuel savings associated with Hay Road Unit 4, which were included in the lower fuel rates that became effective in June 1993, customer rates increased 3.7%.
(3) The effective date of the increase was two months earlier than expected. When offset by the fuel savings associated with Hay Road Unit 4, which were included in the lower fuel rates that became effective in April 1993, customer rates increased 2.3%. Although a specific return on equity was not specified, the Company believes that the implied return on equity approaches 12%.
(4) The base rate increase was reached through settlement agreements with all resale customers. The agreements were approved by the FERC between June and December 1994 and also provided for longer termination notice periods (a two-year notice for up to 30% load reduction and a five-year notice for greater than 30% load reduction).

FUEL ADJUSTMENT CLAUSES

  The Company's tariffs generally include fuel adjustment clauses that permit the collection of the costs of fuel burned in generating stations and the variable (energy) costs of purchased and net interchange power from the Company's retail and resale electric customers, and the costs of natural gas from its gas customers. Fuel costs are deferred and charged to operations on the basis of fuel costs included in customer billings under the Company's tariffs. For the Delaware, Virginia, and FERC jurisdictional customers, the clauses are based upon estimated annual fuel costs. For the Maryland jurisdictional customers, the clause is based on historical average costs. Supporting data are filed with and audited by the various commissions and formal hearings are held at periodic intervals as required by law. Fixed costs (capacity or demand charges) associated with purchased power transactions entered into for reliability reasons are generally subject to base rate recovery. The present status or results of significant fuel rate issues are discussed below. As of December 31,

1994, the Company had accrued fuel disallowance reserves which adequately provide for any disallowances of fuel costs and penalties related to the issues discussed below.

 Delaware

  The DPSC has a Power Plant Performance Program (PPPP) under which the Company can receive financial rewards or penalties based on the performance of its 15 major generating units. The maximum level or "cap" for rewards or penalties is limited to two percent (2%) of the total equity investment in the 15 units or approximately $3.7 million. The PPPP compares actual performance (defined as the three-year average equivalent availability factor for fossil units or capacity factor for nuclear units) with a predetermined target for each generating unit. Results under the PPPP for calendar year 1993 were a reward of $80,000. Preliminary calculations under the PPPP for 1994 result in a penalty of approximately $350,000 due primarily to various outages between 1992 and 1994 at Salem Units 1 and 2 and Indian River Unit 4. Should the Company's 1995 annual retail fuel adjustment filing result in the disallowance of certain replacement power costs (as discussed below), then the PPPP penalty for 1994 is estimated at approximately $200,000. PPPP reward or penalty amounts are reflected in base rates as an additional charge or credit in the second year after the program year (i.e. the 1993 reward is being reflected in calendar year 1995 base rates as an additional charge, and the expected 1994 penalty would be reflected in calendar year 1996 as a credit to base rates).

  In October 1994, the Company made its annual retail fuel adjustment filing for 1995. DPSC staff has recommended a disallowance of approximately $800,000 of net replacement power costs associated with the Salem Unit 1 outage which lasted from April 7, 1994 to June 4, 1994.

  The DPSC has a gas incentive program whereby the Company can receive a maximum $300,000 annual reward or penalty if unaccounted-for gas volumes are below or above 2.5% of total gas sendout volumes with a deadband of plus or minus 0.5%. For the twelve months ended July 1993, unaccounted-for gas volumes were within the deadband resulting in neither a reward nor a penalty. For the twelve months ended July 1994, unaccounted-for gas volumes were 1.1% of sendout resulting in the maximum reward amount. The reward is being collected through a base rate charge during the twelve-month period beginning November 1994. On March 21, 1995, the DPSC eliminated the gas incentive program with respect to rates effective November 1995.

 Maryland

  The MPSC has a Generating Unit Performance Program (GUPP) which is used to assess the overall performance of the Company's 15 major generating units. The GUPP does not result in automatic rewards or penalties. When an overall system performance standard is not met, the MPSC could institute an investigation into the performance levels of those units that operated below their individual performance standards and disallow certain fuel costs. The Company's calculation of the 1993 and 1994 GUPP results indicated that the overall system performance standard was met.

 Resale

  The Company incurred certain mine closing costs that it recovered from resale customers through its wholesale fuel adjustment clause. The FERC staff issued an audit report in 1994 which required that the Company recompute the cost of fuel used in fuel adjustment clause billings to wholesale customers by eliminating the mine closing costs beginning in 1989 and make refunds with interest for any overbilled amounts. In accordance with the audit report, on December 27, 1994, the Company refunded $897,000, including interest, to its resale customers.

  On May 19, 1993, the Company's municipal customers filed a complaint with the FERC seeking a $5.3 million refund of alleged excessive fuel and replacement power costs related to coal procurement practices and the operating performance of certain electric power plants. The Company believes the complaint is without merit and has filed an answer which includes a motion seeking dismissal of the complaint. It is anticipated that the FERC will rule on the motion in the third quarter of 1995.

OTHER REGULATORY MATTERS

 Purchase of COPCO

  For a discussion of the Company's purchase of COPCO, see "Competition--"Three Legged Stool', Sales Initiatives" on page I-3 and Note 6 to the Consolidated Financial Statements contained in the Company's 1994 Annual Report to Stockholders filed as Exhibit 13. The Company's purchase of COPCO is contingent on various regulatory approvals. The DPSC and MPSC approved the Company's filings for regulatory approval on November 22, 1994, and January 18, 1995, respectively. The Company expects the VSCC and FERC will approve the Company's filings by mid-1995.

 Transmission Rate Filing

  As part of the Company's filing with the FERC for approval of the purchase of COPCO, the Company has proposed to offer comparable transmission services.

 Delaware Task Force on Regulation

  In 1993, the Governor of Delaware convened a task force "to recommend reforms to the existing regulatory process, structure and organization that will improve utility efficiency and encourage utility innovation, while assuring continued availability of utility services at affordable and competitive prices." The task force included representatives from the DPSC, utilities (including the Company), industrial customers, government, and the public. In June 1994, the task force issued its report to the Governor which included the following recommendations:

    (1) Replace the current five-member, part-time DPSC with three full-time commissioners and expand the Staff in order to manage the regulatory process more effectively, examine policy issues more thoroughly, and reduce the use of outside consultants and attorneys.

    (2) Provide the DPSC with the authority to deregulate competitive markets, implement alternative forms of regulation, and allow economic development rates.

    (3) Pass legislation which would encourage the DPSC to resolve matters through the use of settlements.

    (4) Strengthen the role of the Office of the Public Advocate (OPA) and provide the OPA with an in-house legal and regulatory research staff.

    (5) Have the DPSC Staff, OPA, utilities, and other interested parties submit annual progress reports to the DPSC citing any advances and cost savings achieved and setbacks experienced toward fully implementing the task force's recommendations.

  Legislation, which the Governor supports, has been filed with the 1995 session of the General Assembly to implement items 2 and 3 above.

 Natural Gas Restructuring Filing

  On March 1, 1995, the Company filed an application with the DPSC to restructure the Company's natural gas pricing and service options. Although the Company is not requesting a change in total revenues, through the redesign of gas rates and modification of the gas cost adjustment mechanism, revenues among various classes of customers would be reallocated to more accurately reflect the cost of serving those customers. The changes would result in an increase in gas prices for residential and low volume commercial customers and a decrease for most other commercial and industrial customers. The Company also is proposing to unbundle and separately price several services so that eligible customers, such as large commercial and industrial customers, can elect to use and pay for only the services they need. A DPSC ruling is expected in 1996.

CONSTRUCTION AND FINANCING PROGRAM

  Utility construction expenditures for the period 1992-1994, excluding $24 million of AFUDC, and estimated utility construction expenditures for the period 1995-1999, excluding $36 million of AFUDC, are shown in the following table:

                                  CALENDAR YEAR (DOLLARS IN THOUSANDS)
                          -----------------------------------------------------
                                                                        1997-
                            1992     1993     1994     1995     1996     1999
                          -------- -------- -------- -------- -------- --------
   Electric Facilities:
     Production.......... $125,800 $ 69,100 $ 54,300 $ 50,400 $ 42,300 $269,000
     Transmission........   12,200   17,300   26,400   11,600   11,700   27,600
     Distribution........   43,000   40,300   37,800   36,600   36,000  126,200
   Gas Facilities........   14,300   17,000   19,400   14,000   20,900   36,000
   General Facilities....   12,100   16,300   16,200   16,800   23,100   72,200
                          -------- -------- -------- -------- -------- --------
                          $207,400 $160,000 $154,100 $129,400 $134,000 $531,000
                          ======== ======== ======== ======== ======== ========

  Capital requirements for the period 1995-1996 are estimated to be $448 million, including $150 million for the purchase of COPCO and $263 million for utility construction, excluding AFUDC. The Company anticipates that during the period 1995-1996, approximately $267 million will be generated internally, which represents 90% of estimated capital requirements, adjusted to exclude the COPCO acquisition, and 102% of estimated utility construction expenditures. Capital requirements for the period 1997-1999 are estimated to be $690 million, including $531 million for utility construction, excluding AFUDC, and $86 million for the maturity of long-term debt. The Company anticipates that during the period 1997-1999, $449 million will be generated internally, which represents 65% of estimated capital requirements and 85% of estimated utility construction expenditures. The forecasted internally generated funds are net of expected power purchase commitments, including the planned purchase from PECO associated with the COPCO acquisition. The Company plans to finance the COPCO acquisition with approximately 50% long-term debt and 50% common stock sold through its Dividend Reinvestment and Common Share Purchase Plan over approximately three years. The balance of capital requirements for both periods is expected to be provided by the sale of long-term debt and equity securities. The types, amounts, and times of such sales will depend upon future market conditions and the Company's target capital structure.

  The issuance of unsecured debt is limited by certain provisions in the Company's Restated Certificate and Articles of Incorporation, as amended (the Charter), to 20% of the Company's total capitalization excluding unsecured debt. As of December 31, 1994, these provisions would have permitted the Company to issue approximately $70 million of additional unsecured debt.

  The issuance of First Mortgage Bonds by the Company is limited by a covenant in its Mortgage and Deed of Trust dated October 1, 1943, as supplemented and amended (the Mortgage), with Chemical Bank (Trustee) requiring the pro forma ratio of consolidated earnings to interest on First Mortgage Bonds for any twelve consecutive months within the fifteen months preceding such issuance to be not less than 2.00. This ratio for the twelve months ended December 31, 1994 was 7.22. The issuance of First Mortgage Bonds by the Company also is limited in the Mortgage by the bondable value of property additions.

  Certain provisions in the Company's Charter limit the issuance of preferred stock. The most restrictive of these provisions requires that the pro forma ratio of consolidated earnings to fixed charges and preferred stock dividend requirements combined for any twelve consecutive months within the fifteen months preceding an issuance of preferred stock be 1.50 or greater. This ratio was 2.38 for the twelve months ended December 31, 1994.

  The Company does not expect that any of these limitations will restrict its ability to issue unsecured debt, First Mortgage Bonds, and preferred stock in the amounts necessary to meet its anticipated capital requirements.

  The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred dividends under the Securities and Exchange Commission
(SEC) Methods for 1990-1994 are shown below.

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                  1994  1993  1992  1991  1990
                                                  ----- ----- ----- ----- -----
   Ratio of Earnings to Fixed Charges (SEC
    Method)...................................... 3.49X 3.47X 3.03X 2.58X 2.03X
   Ratio of Earnings to Fixed Charges (SEC
    Method) as Adjusted (1)...................... 3.74X 3.47X 2.78X 2.58X 2.89X
   Ratio of Earnings to Fixed Charges and
    Preferred Dividends (SEC Method)............. 2.85X 2.88X 2.51X 2.24X 1.69X
   Ratio of Earnings to Fixed Charges and
    Preferred Dividends (SEC Method) as Adjusted
    (1).......................................... 3.05X 2.88X 2.30X 2.24X 2.41X

- --------
(1) Adjusted ratios reflect the following pre-tax amounts: for 1994, the exclusion of an early retirement offer charge of $17.5 million; for 1992, the exclusion of the gain from the Company's share of a settlement reached in the lawsuit against PECO in connection with the shutdown of Peach Bottom of $18.5 million; and for 1990, the exclusion of the write-off of an investment in certain non-regulated subsidiary projects of $62.5 million.

  Under the SEC Methods, earnings, including AFUDC, have been computed by adding income taxes and fixed charges to net income. Fixed charges include gross interest expense and the estimated interest component of rentals. For the ratio of earnings to fixed charges and preferred dividends, preferred dividends represent annualized preferred dividend requirements multiplied by the ratio that pre-tax income bears to net income. Net income and income taxes related to the cumulative effect of a change in accounting for unbilled revenues recorded in 1991 are excluded from the computation of these ratios.

  For further information on the Company's financing program, see Notes 10 through 12 to the Consolidated Financial Statements and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1994 Annual Report to Stockholders filed as Exhibit 13.

ENVIRONMENTAL MATTERS

  The Company is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, oil pollution control, and solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Permits are required for the Company's construction projects and existing facilities. The Company has incurred, and expects to continue to incur, construction expenditures and operating costs because of environmental considerations and requirements. The Company is engaged in a continuing program to assure compliance with the environmental standards adopted by various regulatory authorities.

 Construction Expenditures

  Construction expenditures for environmental compliance, primarily with the Clean Air Act Amendments of 1990 (The Clean Air Act), for the years 1995-1999 are estimated at $77 million (excluding AFUDC). These amounts have been included in the Company's estimates of utility construction expenditures under "Construction and Financing Program" on page I-17.

 Clean Air Act

  The Clean Air Act requires utilities and other industries to reduce significantly emissions of air pollutants such as sulfur dioxide (SO/2/) and oxides of nitrogen (NOx). Title IV of the Clean Air Act, the acid rain provisions, establish a two-phase program under which certain utility units must reduce SO/2/ and NOx emissions in 1995 (Phase I) and other utility units must reduce SO/2/ and NOx emissions beginning in the year 2000 (Phase II). Emission reductions at the jointly-owned Conemaugh Power Plant, the only units required to comply with Title IV in 1995, will be achieved through installation and operation of flue gas desulfurization (FGD) systems. The remainder of the Company's wholly- and jointly-owned fossil fuel fired units are expected to meet Phase II emission limits through a combination of fuel switching, FGD, repowering, environmental dispatch and SO/2/ allowance trading.

  In addition to complying with Title IV federal requirements, as major sources of NOx emissions, Company facilities must comply with Clean Air Act Title I ozone nonattainment provisions designed to attain the National Ambient Air Quality Standard for Ozone. Title I requires states to promulgate Reasonably Available Control Technology (RACT) regulations for existing sources located within ozone nonattainment areas or within the Northeast Ozone Transport Region
(NOTR). Company facilities in Delaware and Maryland must comply with RACT requirements because they are in the NOTR. The Company proposes to comply with the NOx RACT requirements by undertaking certain operating changes and the installation of low NOx burner technology. The Company's Delaware and Maryland RACT proposals have not yet been approved by the EPA as part of each State's respective State Implementation Plan. Consequently, it is possible that additional costs may be incurred at these facilities to further control NOx as part of the RACT effort.

  "Post-RACT" NOx emission reductions may also be imposed on Company facilities as a result of a Memorandum of Understanding (MOU) signed by a majority of members of the Ozone Transport Commission. The MOU would require sources to meet certain emission limitations or to reduce NOx emissions up to 65% below 1990 levels by 1999. Under the MOU, states would be required to impose even further NOx reductions by 2003 if necessary. While the provisions of the MOU have not been implemented by regulations in Delaware or Maryland, the Company will likely be required to install post-combustion NOx control equipment on some or all of the Company's major generating units. At this time, the Company cannot determine the potential operating impacts and anticipated costs associated with this "post-RACT" initiative.

  To help attain air quality standards, the Clean Air Act mandates that the emission of certain air pollutants by new sources or increased emissions from existing facilities be offset by reductions in similar emissions from existing sources. Such requirements may affect the Company's ability to locate, construct, and expand generating facilities in the future.

  The Company anticipates that the costs of complying with the Clean Air Act will be recoverable from its customers.

 Salem Operating Permit

  On July 20, 1994, the New Jersey Department of Environmental Protection and Energy (NJDEPE) issued a final five-year permit, effective September 1, 1994, that would require PSE&G to undertake various measures to protect aquatic life in the Delaware Estuary and to provide broad-ranging ecological benefits. Such measures include the restoration and/or enhancement of 10,000 acres of marshlands, modifications to Salem's intake screens, and a comprehensive biological monitoring program. The final permit does not require PSE&G to construct closed-cycle cooling towers, which were originally proposed under a 1990 NJDEPE draft permit and which PSE&G believes are unnecessary. PSE&G has informed the Company that the NJDEPE has granted the requests of certain parties, including the State of Delaware, for hearings with the NJDEPE challenging the final permit, which are pending before the New Jersey Office of Administrative Law. The EPA, which has authority to review the final permit issued by the NJDEPE, has completed its review and has not raised any objections. PSE&G is implementing the permit. Additional permits from various agencies are required to be obtained to implement the permit. No assurances can be given as to the receipt of any such additional permits. The estimated capital cost of compliance with the final permit is approximately $100 million, of which the Company's share is 7.41%.

 Water Quality Regulations

  DNREC and the Maryland Department of the Environment (MDE) have promulgated major changes to water quality regulations which emphasize increased control of toxic pollutants and signal a shift away from technology-based standards. In addition, DNREC has proposed increased restrictions on thermal discharge limits. As part of this process, one discharge from the Indian River Power Plant was included on a Delaware list of suspected toxic pollutant discharges and one discharge from the Vienna Power Plant was added to the Maryland toxic discharge list by the EPA. National Pollutant Discharge Elimination System (NPDES) permit modifications for each plant are expected in 1995. The cost of complying with the final modified Delaware and Maryland regulations is not expected to be material.

  The Clean Water Act requires that the cooling water intake and discharge systems at the Edge Moor and Indian River Power Plants minimize adverse environmental impact. Between 1976 and 1979, the Company submitted to DNREC the results of environmental impact studies which demonstrated compliance with the Act. DNREC is in the process of updating the Company's studies to determine if the systems are in compliance. These studies are expected to take one to two years. If it should be determined that the intake and/or discharge systems are not in compliance with the Act, construction expenditures to modify the systems could cost up to $47 million.

 Hazardous Substances

  The disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and State statutes authorize governmental agencies to compel responsible parties to remediate certain abandoned or uncontrolled hazardous waste sites. The Company's exposure is minimized by adherence to environmental standards for Company-owned facilities and through a waste disposal contractor screening and audit process.

  The Company is a potentially responsible party (PRP) at a federal Superfund site in Philadelphia, Pennsylvania (the Metal Bank/Cottman Avenue site), a member of a de minimis PRP group at a federal Superfund site in Jamestown, North Carolina (the Seaboard Chemical site), and alleged to be a third-party contributor at two other federal Superfund sites (the Bridgeport Rental and Oil Services site in Logan Township, New Jersey and the Berks Associates site in Douglassville, Pennsylvania). Because the Company's imputed share of the potential liabilities at these sites is small, the Company does not expect its share of cleanup costs at these sites, either separately or cumulatively, to be material.

  The Company's former coal gasification sites in Wilmington and New Castle have been placed on Delaware's list of state superfund sites by DNREC and are discussed below. Also, the Company's former coal gasification site in Cambridge has been placed on Maryland's list of state superfund sites by the MDE. While the MDE has not acted on the Cambridge site to date, the EPA recommended the site for "no further action" in 1990.

  The Company completed its own investigation and risk assessment of the Wilmington coal gasification site in 1987. Based on the results of that study, which were submitted to DNREC, the Company determined that the site posed a minimal risk to the environment and the surrounding community. In 1992, DNREC advised the Company that additional sampling was required so that an updated risk assessment could be completed. The Facility Evaluation and risk assessment were completed in August 1994 and submitted to DNREC for review. Once DNREC finishes their review of the report and risk assessment, the Company may be required to incur costs for cleanup.

  The Company's New Castle coal gasification site represents a 3-acre portion within a 41-acre marsh currently being investigated by DNREC. Sediment sample results indicate that low levels of contaminates were found throughout the marsh. These contaminates could have originated from a number of sources within the marsh area or from surface runoff from adjacent roadways. Once DNREC completes the Facility Evaluation report, the Company may be required to incur certain costs for further investigation.

  In 1994, the Company accrued a liability of $2 million representing its estimate of site study and cleanup costs for all of the above Federal and State Superfund sites.

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

  Another environmental issue that could affect the electric utility industry is the emission of "greenhouse gases," in particular the release of carbon dioxide from generating facilities into the atmosphere which has been associated with the potential for global warming. Despite scientific uncertainties and disagreements regarding the effects of global warming, the Company is exploring cost-effective ways to reduce greenhouse gas emissions while satisfying its customers' growing demand for energy. Specific actions include supporting scientific research, continuing its balanced environmental stewardship/energy resource plans (the Challenge 2000 Plan), and enhancing energy conservation in the Company's operations. As part of President Clinton's climate challenge action plan introduced in October 1993, a climate challenge program was developed. Under this program, the DOE and electric utilities will explore and promote ways in which electric utilities can voluntarily reduce, limit, avoid or offset emissions of carbon dioxide and other greenhouse gases. The Company agreed to participate in this program. Should mandatory emissions limitations or a "carbon tax" be imposed, the Company's operations could be affected. The Company cannot predict the outcome of this issue.

 Subsidiaries

  Certain of the Company's subsidiaries are also subject to regulations with respect to the environmental effects of their operations, including air and water quality control, solid waste disposal, and limitation on land use by various federal, regional, state, and local authorities. One of the Company's indirect subsidiaries, Pine Grove Landfill, Inc. (Pine Grove), which owns and operates a solid waste disposal facility in Pennsylvania, entered into a Consent Order and Agreement, dated March 3, 1995, with the Pennsylvania Department of Environmental Resources (PADER) which addresses alleged past violations of State solid waste management and air quality regulations due to odors emanating from its waste disposal facility. The terms of the Consent Order and Agreement provide for the payment by Pine Grove of a $22,000 civil penalty and the costs of certain environmental services and facility enhancements. Pine Grove's management believes it has corrected the odor problem at the disposal facility. Pine Grove's management cannot predict the nature of any actions which PADER may take in the event of future odor emissions under authority PADER possesses to impose fines upon, close, limit expansion of, or order changes in the business practices at, the disposal facility. The Company believes that its other subsidiaries are in substantial compliance with all environmental regulations.

RETAIL FRANCHISES

  The franchises discussed below could be impacted by legislation promoting the retail wheeling of electricity. For a further discussion on the development of competition in retail markets, see "Strategic Plans for Competition--Electric Business Overview," on page I-1.

  The Company holds franchises, which for the most part are perpetual, for the rendition of retail electric and gas service in certain designated areas and municipalities in the State of Delaware, pursuant to legislative enactments of the General Assembly and to consents, orders, and permits from various public bodies and municipal authorities.

  The Company holds franchises, which for the most part are perpetual, for the rendition of retail electric service in all of its assigned territories in the State of Maryland, pursuant to Maryland law and appropriate orders of the MPSC.

  The Company holds perpetual franchises for the rendition of retail electric service in certain designated areas of the Commonwealth of Virginia, pursuant to appropriate orders of the VSCC under the Virginia Public Utility Facilities Act. It also has franchises for the rendition of retail electric service within other municipalities which are not perpetual, but which are expected to be renewed at their expiration dates.

  In Pennsylvania, the Company holds certificates of public convenience from the Pennsylvania Public Utility Commission to own and exercise rights with respect to its interests in certain electric generating stations and transmission lines located in the State.

NUMBER OF EMPLOYEES

  The number of full time employees of the Company at January 1, 1995, was 2,487.

  A total of 1,435 employees are represented by the International Brotherhood of Electrical Workers Locals 1238 (Northern) and 1307 (Southern) whose contracts with the Company expire on December 15, 1996 and June 25, 1995, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages, and positions of all of the executive officers of the Company as of January 1, 1995 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                            (AS OF JANUARY 1, 1995)

                                             BUSINESS EXPERIENCE
    NAME, AGE AND POSITION                   DURING PAST 5 YEARS
    ----------------------                   -------------------
Howard E. Cosgrove, 51........ Elected 1992. President and Chief Operating
 Chairman of the Board,        Officer from 1991 to 1992; Executive Vice
 President, and Chief          President from 1985 to 1991.
 Executive Officer and
 Director
H. Ray Landon, 59............. Elected 1988.
 Executive Vice President and
 Director
Ralph E. Klesius, 52.......... Elected 1992. Vice President, Engineering from
 Senior Vice President and     1988 to 1992.
 Environmental Compliance
 Officer
Thomas S. Shaw, 47............ Elected 1992. Vice President/President, Delmarva
 Senior Vice                   Capital Investments, Inc. from 1991 to 1992;
 President/President, Delmarva Vice President, Gas Division from 1990 to 1991;
 Capital Investments, Inc.     Vice President, Production from 1984 to 1990.
Barbara S. Graham, 46......... Elected 1995. Vice President and Chief Financial
 Senior Vice President,        Officer from 1992 to 1994. Treasurer from 1987
 Treasurer, and Chief          to 1992.
 Financial Officer
Donald E. Cain, 49............ Elected 1988.
 Vice President,
 Administration
Paul S. Gerritsen, 49......... Elected 1993. Vice President and Chief Financial
 Vice President                Officer from 1987 to 1992.
Wayne A. Lyons, 55............ Elected 1990. Vice President from 1985 to 1990.
 Vice President, Division
 Operations

                                  (Continued)

                                              BUSINESS EXPERIENCE
    NAME, AGE AND POSITION                    DURING PAST 5 YEARS
    ----------------------                    -------------------
Frank J. Perry, 51............. Elected 1990. Vice President, Gas Division from
 Vice President, Production     1986 to 1990.
Jack Urban, 51................. Elected 1991. General Manager, Production
 Vice President, Gas Division   Services from 1990 to 1991; General Manager,
                                Fuel Supply from 1984 to 1990.
James P. Lavin, 47............. Elected 1993. Comptroller-Corporate and Chief
 Comptroller and Chief          Accounting Officer from 1989 to 1993.
 Accounting Officer

ITEM 2. PROPERTIES

  Substantially all utility plants and properties of the Company are subject to the lien of the Mortgage under which the Company's First Mortgage Bonds are issued.

  The Company's electric properties are located in Delaware, Maryland, Virginia, Pennsylvania, and New Jersey. The following table sets forth the net installed generating capacity available to the Company to serve its peak load as of December 31, 1994.

                                                                 NET INSTALLED
                                                                    SUMMER
                                                                  GENERATING
                                                                   CAPACITY
     STATION                                LOCATION              (KILOWATTS)
     -------                                --------             -------------
   COAL-FIRED
     Edge Moor.................  Wilmington, DE.................     251,000
     Indian River..............  Millsboro, DE..................     764,000
     Conemaugh.................  New Florence, PA...............      63,000(A)
     Keystone..................  Shelocta, PA...................      63,000(A)
                                                                   ---------
                                                                   1,141,000
                                                                   ---------
   OIL-FIRED
     Edge Moor.................  Wilmington, DE.................     444,000
     Vienna....................  Vienna, MD.....................     151,000
                                                                   ---------
                                                                     595,000
                                                                   ---------
   COMBUSTION TURBINES/COMBINED
    CYCLE
     Hay Road..................  Wilmington, DE.................     511,000
                                                                   ---------
   NUCLEAR
     Peach Bottom..............  Peach Bottom Twp., PA..........     157,000(A)
     Salem.....................  Lower Alloways Creek Twp., NJ..     164,000(A)
                                                                   ---------
                                                                     321,000
                                                                   ---------
   PEAKING UNITS
     Christiana................  Wilmington, DE.................      45,000
     Edge Moor.................  Wilmington, DE.................      13,000
     Madison Street............  Wilmington, DE.................      11,000
     West......................  Marshallton, DE................      14,000
     Delaware City.............  Delaware City, DE..............      14,000
     Indian River..............  Millsboro, DE..................      17,000
     Vienna....................  Vienna, MD.....................      17,000
     Tasley....................  Tasley, VA.....................      26,000
     Salem.....................  Lower Alloways Creek Twp., NJ..       3,000(A)
     Crisfield.................  Crisfield, MD..................      10,000
     Bayview...................  Bayview, VA....................      12,000

                                  (Continued)

                                                                 NET INSTALLED
                                                                    SUMMER
                                                                  GENERATING
                                                                   CAPACITY
     STATION                                LOCATION              (KILOWATTS)
     -------                                --------             -------------
     Keystone................... Shelocta, PA...................         400(A)
     Conemaugh.................. New Florence, PA...............         400(A)
                                                                   ---------
                                                                     182,800
                                                                   ---------
   PURCHASED CAPACITY........... Delaware City, DE..............      48,000
   CUSTOMER-OWNED CAPACITY...... Delaware City, DE..............      57,000(B)
                                                                   ---------
     Total......................................................   2,855,800
                                                                   =========

- --------
(A) Company portion of jointly-owned plants.
(B) Represents capacity owned by a refinery customer which is available to the Company to serve its peak load.

  Major transmission and distribution lines owned and in service are as follows:

     VOLTAGE                                                       CIRCUIT MILES
     -------                                                       -------------
     Transmission:
       500 kV.....................................................        16
       230 kV.....................................................       247
       138 kV.....................................................       450
        69 kV.....................................................       715
     Distribution:
        34 kV.....................................................        95
        25 kV and below...........................................     8,042

  The Company's electric transmission and distribution system includes 1,362 transmission poleline miles of overhead lines, 5 transmission cable miles of underground cables, 6,375 distribution poleline miles of overhead lines, and 5,073 cable miles of distribution underground cables.

  The Company has a liquefied natural gas plant located in Wilmington, Delaware with a storage capacity of 3.045 million gallons and a maximum planned daily sendout capacity of 25,000 Mcf per day.

  The Company also owns four natural gas city gate stations at various locations in its gas service territory. These stations have a total sendout capacity of 125,000 Mcf per day.

  The following table sets forth the Company's gas pipeline miles:

        Transmission Mains...............................................   110*
        Distribution Mains............................................... 1,362
        Service Lines.................................................... 1,039

            --------
            * Includes 11 miles of joint-use gas pipeline that is
              used 10% for gas and 90% for electric.

  The Company owns and occupies office buildings in Wilmington and Christiana, Delaware and Salisbury, Maryland, and also owns elsewhere in its service area a number of properties that are used for office, service, and other purposes.

ITEM 3. LEGAL PROCEEDINGS

  In June 1993, the Delaware Coastal Zone Industrial Control Board (the "Board") adopted regulations (the "Regulations") under Delaware's Coastal Zone Act which would, among other things, prohibit the Company from constructing new power-generating facilities or expanding any of its existing power-generating facilities outside a designated boundary. In July 1993, the Company filed a complaint in the Delaware Superior Court seeking to have the Regulations declared null and void. In addition, the Company joined with other affected parties in filing a complaint in July 1993 in the Delaware Chancery Court. The Chancery Court complaint alleged procedural violations of the Freedom of Information Act by the Board in the passage of the Regulations and requested that the Regulations be declared null and void. The proceedings in the Superior Court were suspended pending the outcome of the Chancery Court case. On May 19, 1994, the Chancery Court found for the Company and the other plaintiffs by declaring the Regulations null and void on procedural grounds. The proceedings in the Superior Court will remain open pending the issuance of new regulations by the Board.

  On December 14, 1993, Star filed a complaint against the Company in Delaware Chancery Court alleging that the Company overcharged it for pension and tax-related costs under a contract entered into by the parties' predecessors in 1955. The complaint asked for a refund and damages totalling $9.3 million. On October 20, 1994, Star and the Company signed a settlement agreement resolving Star's claims. The settlement does not have a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on the New York and Philadelphia Stock Exchanges and has unlisted trading privileges on the Cincinnati, Midwest, and Pacific Stock Exchanges and had the following dividends declared and high/low prices by quarter for the years 1994 and 1993.

                                           1994                    1993
                                 ------------------------ ----------------------
                                               PRICE                   PRICE
                                 DIVIDEND --------------- DIVIDEND -------------
                                 DECLARED  HIGH     LOW   DECLARED  HIGH   LOW
                                 -------- ------- ------- -------- ------ ------
First Quarter................... $.38 1/2 $23 5/8 $20 1/2 $.38 1/2 $24     22 1/8
Second Quarter..................  .38 1/2  21      16 7/8  .38 1/2  24 1/8 21 1/2
Third Quarter...................  .38 1/2  20      17 3/4  .38 1/2  25 7/8 23 1/8
Fourth Quarter..................  .38 1/2  19 1/4  17 5/8  .38 1/2  25 5/8 21 1/4

  The Company had 58,073 registered holders of common stock as of December 31, 1994.

  While the Board of Directors intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will necessarily be dependent upon the Company's future earnings, financial requirements, and other factors. For a further discussion of dividends, refer to the "Dividends" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1994 Annual Report to Stockholders, incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA

  This information is contained on page 20 of the 1994 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This information is contained on pages 21 through 29 of the 1994 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is hereby incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements, notes 1 through 21 to consolidated financial statements, and related report thereon of Coopers & Lybrand L.L.P., independent accountants, appear on pages 30 through 49 of the 1994 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is hereby incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  "Proposal No. 1--Election of Directors" is incorporated by reference herein from the Definitive Proxy Statement which is expected to be filed on or about April 20, 1995, and information about the executive officers of the registrant is included under Item 1.

ITEM 11. EXECUTIVE COMPENSATION

  "Executive Compensation" is incorporated by reference herein from the Definitive Proxy Statement which is expected to be filed on or about April 20, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  "Proposal No. 1--Election of Directors" is incorporated by reference herein from the Definitive Proxy Statement which is expected to be filed on or about April 20, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                     III-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    1. Financial Statements--The following financial statements are contained in the Company's 1994 Annual Report to Stockholders filed as Exhibit 13 hereto and incorporated herein by reference.

                                                                       1994
                                                                   ANNUAL REPORT
                        FINANCIAL STATEMENT                           (PAGE)
                        -------------------                        -------------
   Consolidated Statements of Income for the three years ended
    December 31, 1994............................................       31
   Consolidated Balance Sheets as of December 31, 1994 and 1993..    32 and 33
   Consolidated Statements of Cash Flows for the three years
    ended December 31, 1994......................................       34
   Consolidated Statements of Capitalization as of December 31,
    1994 and 1993................................................       35
   Consolidated Statements of Changes in Common Stockholders' Eq-
    uity for the three years ended December 31, 1994.............       36
   Notes to Consolidated Financial Statements....................    37 to 49

    2. Financial Statement Schedules--Pursuant to SEC Financial Reporting Release No. 44, the Company has omitted previously required financial statement schedules from this report.

    3. Schedule of Operating Statistics for the three years ended December 31, 1994 can be found on page IV-3 of this report.

    4. Exhibits

   EXHIBIT
   NUMBER
   -------
   2       Stock Purchase Agreement between PECO Energy Company and Delmarva
            Power & Light Company related to the acquisition of Conowingo Power
            Company.
   3-A     Copy of the Restated Certificate and Articles of Incorporation
            effective as of April 12, 1990. (Filed with Registration Statement
            No. 33-50453.)
   3-B     Copy of the Company's Certificate of Designation and Articles of
            Amendment establishing the 7 3/4% Preferred Stock--$25 Par. (Filed with Registration Statement No. 33-50453.)
   3-C     Copy of the Company's Certificate of Designation and Articles of
            Amendment establishing the 6 3/4% Preferred Stock. (Filed with
            Registration Statement No. 33-53855.)
   3-D     Copy of the Company's By-Laws as amended September 30, 1993. (Filed with Form 10-K for the year ended December 31, 1993, File No. 1-
            1405.)
   4-A     Copy of the Mortgage and Deed of Trust of Delaware Power & Light
            Company to the New York Trust Company, Trustee, (Chemical Bank,
            successor Trustee) dated as of October 1, 1943 and copies of the
            First through Sixty-Eighth Supplemental Indentures thereto. (Filed with Registration Statement No. 33-1763.)
   4-B     Copy of the Sixty-Ninth Supplemental Indenture. (Filed with
            Registration Statement No. 33-39756.)
   4-C     Copies of the Seventieth through Seventy-Fourth Supplemental
            Indentures. (Filed with Registration Statement No. 33-24955.)
   4-D     Copies of the Seventy-Fifth through the Seventy-Seventh Supplemental
            Indentures. (Filed with Registration Statement No. 33-39756.)
   4-E     Copies of the Seventy-Eighth and Seventy-Ninth Supplemental
            Indentures. (Filed with Registration Statement No. 33-46892.)

   EXHIBIT
   NUMBER
   -------
   4-F     Copy of the Eightieth Supplemental Indenture. (Filed with
            Registration Statement No. 33-49750.)
   4-G     Copy of the Eighty-First Supplemental Indenture. (Filed with
            Registration Statement No. 33-57652.)
   4-H     Copy of the Eighty-Second Supplemental Indenture. (Filed with
            Registration Statement No. 33-63582.)
   4-I     Copy of the Eighty-Third Supplemental Indenture. (Filed with
            Registration Statement No. 33-50453.)
   4-J     Copies of the Eighty-Fourth through Eighty-Eighth Supplemental
            Indentures. (Filed with Registration Statement No. 33-53855.)
   10-A    Copy of the Management Incentive Compensation Plan amended and restated as of January 1, 1992. (Filed with Form 10-K for the year ended December 31, 1991, File No. 1-1405.)
   10-B    Copy of an amendment to the Management Incentive Compensation Plan adopted by the Board of Directors on January 28, 1993, effective as of January 1, 1993. (Filed with Form 10-K for the year ended
            December 31, 1992, File No. 1-1405.)
   10-C    Copy of the Supplemental Executive Retirement Plan, revised as of
            October 29, 1991. (Filed with Form 10-K for the year ended December
            31, 1992, File No. 1-1405.)
   10-D    Copies of amendments to the Supplemental Executive Retirement Plan, effective June 15, 1994, and November 1, 1994.
   10-E    Copy of the Long Term Incentive Plan amended and restated as of
            January 1, 1992. (Filed with Form 10-K for the year ended December
            31, 1991, File No. 1-1405.)
   10-F    Copy of an amendment to the Long Term Incentive Plan adopted by the
            Board of Directors on January 28, 1993, effective as of January 1,
            1993. (Filed with Form 10-K for the year ended December 31, 1992,
            File No. 1-1405.)
   10-G    Copy of the severance agreement with members of management.
   10-H    Copy of the current listing of members of management who have signed the severance agreement.
   10-I    Copy of the Management Life Insurance Plan amended and restated as of January 1, 1992. (Filed with Form 10-K for the year ended
            December 31, 1991, File No. 1-1405.)
   12-A    Computation of ratio of earnings to fixed charges.
   12-B    Computation of ratio of earnings to fixed charges and preferred dividends.
   13      Certain portions of the 1994 Annual Report to Stockholders which are incorporated by reference in this Form 10-K.
   23      Consent of Independent Accountants.
   27      Financial Data Schedule.

  (b) Reports on Form 8-K (filed during the reporting period):

    A Report on Form 8-K dated October 17, 1994, containing a press release announcing the results of the early retirement offer, was filed with the Commission.

                         DELMARVA POWER & LIGHT COMPANY

                              OPERATING STATISTICS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994

  The table below sets forth selected financial and operating statistics for the electric and gas divisions for the three years ended December 31, 1994.

                                               1994        1993        1992
                                            ----------  ----------  ----------
ELECTRIC:
 Electricity generated and purchased (MWh):
  Generated................................ 11,581,929  11,264,540   8,548,233
  Purchased................................  3,766,169   3,857,133   4,579,521
  Interchange deliveries................... (2,220,898) (2,225,384)   (998,679)
                                            ----------  ----------  ----------
   Total output for load................... 13,127,200  12,896,289  12,129,075
                                            ==========  ==========  ==========
 Electric sales (MWh):
  Residential..............................  3,578,743   3,499,387   3,228,237
  Commercial...............................  3,461,058   3,336,847   3,140,149
  Industrial...............................  3,248,131   3,232,233   3,115,677
  Resale...................................  2,166,154   2,131,920   1,987,393
  Other sales (1)..........................     50,996      79,843      49,355
                                            ----------  ----------  ----------
   Total sales............................. 12,505,082  12,280,230  11,520,811
 Losses and miscellaneous system uses......    622,118     616,059     608,264
                                            ----------  ----------  ----------
  Total disposition of energy.............. 13,127,200  12,896,289  12,129,075
                                            ==========  ==========  ==========
 Operating revenue (thousands):
  Residential..............................   $312,224    $305,446    $273,463
  Commercial...............................    242,506     237,785     220,659
  Industrial...............................    145,594     150,178     144,094
  Resale...................................    105,350     104,983      96,491
  Other sales revenues (2).................      6,816       9,716       7,142
  Interchange deliveries...................     62,388      61,437      30,606
  Miscellaneous revenues...................      8,237       6,118       7,720
                                            ----------  ----------  ----------
   Total revenues..........................   $883,115    $875,663    $780,175
                                            ==========  ==========  ==========
 Number of customers (end of period):
  Residential..............................    347,997     342,710     336,076
  Commercial...............................     44,060      43,324      42,427
  Industrial...............................        699         715         726
  Resale...................................         12          12          12
  Other....................................        604         593         578
                                            ----------  ----------  ----------
   Total customers.........................    393,372     387,354     379,819
                                            ==========  ==========  ==========
 Average annual use per residential cus-
  tomer (kWh)(3)...........................     10,359      10,336       9,680
 Average annual revenue per residential
  customer (3).............................    $903.74     $902.14     $820.02
 Average revenue per kWh (cents):
  Residential..............................        8.7         8.7         8.5
  Commercial...............................        7.0         7.1         7.0
  Industrial...............................        4.5         4.7         4.6
GAS:
 Gas sales (Mcf)...........................     18,087      18,066      17,013
 Gas transported (Mcf).....................      2,255       1,539       3,155
 Gas revenue (thousands)...................   $107,906     $94,944     $83,869
 Number of customers (end of period):
  Residential..............................     88,518      86,027      82,996
  Commercial...............................      6,982       6,751       6,500
  Industrial...............................        150         150         152
  Interruptible and other..................         12          12          11
                                            ----------  ----------  ----------
   Total customers.........................     95,662      92,940      89,659
                                            ==========  ==========  ==========
 Residential gas service:
  Average annual use per customer (Mcf)(3).      88.55       86.85       88.71
  Average annual revenue per customer (3)..    $632.11     $558.59     $526.94
  Average revenue per Mcf..................      $7.14       $6.43       $5.94

- --------
(1)Includes unbilled sales.
(2)Includes unbilled revenues.
(3)Based on average number of customers during period.

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

                                              Delmarva Power & Light Company
                                                       (Registrant)

  Dated: March 23, 1995
                                          By       /s/ Barbara S. Graham
                                            ----------------------------------
                                              (Barbara S. Graham, Senior Vice
                                              President, Treasurer, and Chief
                                                    Financial Officer)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----

      /s/ (Howard E. Cosgrove)          Chairman of the Board,  March 23, 1995
.....................................    President, Chief
        (Howard E. Cosgrove)             Executive Officer,
                                         and Director

         /s/ (H. Ray Landon)            Executive Vice          March 23, 1995
.....................................    President and
           (H. Ray Landon)               Director

       /s/ (Barbara S. Graham)          Senior Vice President,  March 23, 1995
.....................................    Treasurer, and Chief
         (Barbara S. Graham)             Financial Officer

        /s/ (James P. Lavin)            Comptroller and Chief   March 23, 1995
.....................................    Accounting Officer
          (James P. Lavin)

    /s/ (Michael G. Abercrombie)        Director                March 23, 1995
.....................................
      (Michael G. Abercrombie)

       /s/ (Robert D. Burris)           Director                March 23, 1995
.....................................
         (Robert D. Burris)

     /s/ (Audrey K. Doberstein)         Director                March 23, 1995
.....................................
       (Audrey K. Doberstein)

       /s/ (Michael B. Emery)           Director                March 23, 1995
.....................................
         (Michael B. Emery)

                                        Director
.....................................
       (James H. Gilliam, Jr.)

         /s/ (Sarah I. Gore)            Director                March 23, 1995
.....................................
           (Sarah I. Gore)

       /s/ (James C. Johnson)           Director                March 23, 1995
.....................................
         (James C. Johnson)

      /s/ (James T. McKinstry)          Director                March 23, 1995
.....................................
        (James T. McKinstry)

                        DELMARVA POWER & LIGHT COMPANY
                        1994 ANNUAL REPORT ON FORM 10-K
                                 EXHIBIT INDEX



Exhibit                                                    Page
Number                 Description                         Number
- ------                 -----------                         ------

 2           Stock Purchase Agreement between PECO
             Energy Company and Delmarva Power & Light
             Company related to the acquisition of
             Conowingo Power Company.

10-D         Copies of Amendments to the Supplemental
             Executive Retirement Plan, effective
             June 15, 1994, and November 1, 1994.

10-G         Copy of the severance agreement with
             members of management.

10-H         Copy of the current listing of members
             of management who have signed the severance agreement.

12-A Computation of ratio of earnings to fixed charges.

12-B Computation of ratio of earnings to fixed charges and preferred dividends.

13 Certain portions of the 1994 Annual Report to Stockholders which are incorporated by reference in this Form 10-K.

23           Consent of Independent Accountants.

27           Financial Data Schedule.