Form 10-Q
period 1995-03-31
DELMARVA POWER & LIGHT CO /DE/
filed 1995-05-11
CIK 27879

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1995
                               -----------------------------------------------
                                       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number     1-1405

                         Delmarva Power & Light Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware and Virginia                                   51-0084283
- ----------------------------                            -------------------
  (States of incorporation)                             (I.R.S. Employer
                                                        Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware     19899
- ---------------------------------------------------   ----------
    (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code    302-429-3359
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

                                                   Yes   X          No
                                                       -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at April 30, 1995
- -----------------------------                    -----------------------------
Common Stock, $2.25 par value                            60,135,488 Shares

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------

                               Table of Contents
                               -----------------


                                                                       Page No.
                                                                       --------


 Part I.  Financial Information:

             Consolidated Balance Sheets as of March 31, 1995
             and December 31, 1994...................................       2-3

             Consolidated Statements of Income for the three and
             twelve months ended March 31, 1995 and 1994.............         4

             Consolidated Statements of Cash Flows for the three
             and twelve months ended March 31, 1995 and 1994.........         5

             Notes to Consolidated Financial Statements..............       6-8

             Selected Financial and Operating Data...................         9

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................     10-15

 Part II. Other Information and Signature............................     16-22

                         PART I.  FINANCIAL INFORMATION

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                             ----------------------

                                                        March 31,    December 31,
                                                          1995           1994
                                                      ------------   ------------
                                                      (Unaudited)
                 ASSETS
                 ------
UTILITY PLANT, AT ORIGINAL COST:
   Electric........................................    $2,701,624     $2,676,871
   Gas.............................................       199,425        196,188
   Common..........................................       122,864        120,933
                                                      ------------   ------------
                                                        3,023,913      2,993,992
   Less:  Accumulated depreciation.................     1,080,702      1,062,565
                                                      ------------   ------------
   Net utility plant in service....................     1,943,211      1,931,427
   Construction work-in-progress...................        69,654         85,220
   Leased nuclear fuel, at amortized cost..........        29,720         30,349
                                                      ------------   ------------
                                                        2,042,585      2,046,996
                                                      ------------   ------------

INVESTMENTS AND NONUTILITY PROPERTY:
   Investment in leveraged leases..................        49,401         49,595
   Funds held by trustee...........................        33,868         32,824
   Other investments and nonutility property, net..        56,877         57,289
                                                      ------------   ------------
                                                          140,146        139,708
                                                      ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents.......................        33,032         25,029
   Accounts receivable:
       Customers...................................        91,036         93,739
       Other.......................................        16,485         15,144
   Inventories, at average cost:
       Fuel (coal, oil, and gas)...................        35,158         48,262
       Materials and supplies......................        38,643         37,055
   Prepayments.....................................         5,725          9,014
   Deferred income taxes, net......................        12,387          9,276
                                                      ------------   ------------
                                                          232,466        237,519
                                                      ------------   ------------

DEFERRED CHARGES AND OTHER ASSETS:
   Unamortized debt expense........................        11,273         11,387
   Deferred debt refinancing costs.................        25,927         26,530
   Deferred recoverable plant costs................        12,211         12,693
   Deferred recoverable income taxes...............       149,716        149,206
   Other...........................................        50,450         45,746
                                                      ------------   ------------
                                                          249,577        245,562
                                                      ------------   ------------
TOTAL ASSETS                                           $2,664,774     $2,669,785
                                                      ============   ============

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                             ----------------------

                                                       March 31,    December 31,
                                                         1995           1994
                                                     ------------   ------------
                                                      (Unaudited)
           CAPITALIZATION AND LIABILITIES
           ------------------------------
CAPITALIZATION:
   Common stock....................................     $134,726       $133,970
   Additional paid-in capital......................      490,138        484,377
   Retained earnings...............................      276,893        267,002
   Unearned compensation...........................       (2,217)        (1,180)
                                                     ------------   ------------
       Total common stockholders' equity...........      899,540        884,169

   Preferred stock.................................      168,085        168,085

   Long-term debt..................................      729,245        774,558
                                                     ------------   ------------
                                                       1,796,870      1,826,812
                                                     ------------   ------------

CURRENT LIABILITIES:
   Short-term debt.................................       15,980         10,000
   Long-term debt due within one year..............        1,425          1,399
   Variable rate demand bonds......................       71,500         71,500
   Accounts payable................................       48,360         59,596
   Taxes accrued...................................       27,555          7,264
   Interest accrued................................       17,941         15,459
   Dividends declared..............................       23,174         22,831
   Current capital lease obligation................       12,602         12,571
   Deferred energy costs...........................       21,635         12,241
   Other...........................................       25,892         27,538
                                                     ------------   ------------
                                                         266,064        240,399
                                                     ------------   ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes, net......................      507,070        505,435
   Deferred investment tax credits.................       46,931         47,577
   Long-term capital lease obligation..............       18,960         19,660
   Other...........................................       28,879         29,902
                                                     ------------   ------------
                                                         601,840        602,574
                                                     ------------   ------------
TOTAL CAPITALIZATION AND LIABILITIES                  $2,664,774     $2,669,785
                                                     ============   ============

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                 (Unaudited)
                                 -----------

                                                            Three Months Ended        Twelve Months Ended
                                                                 March 31                   March 31
                                                          -----------------------   -----------------------
                                                             1995         1994        1995         1994
                                                          ----------   ----------   ----------   ----------
OPERATING REVENUES
  Electric.............................................    $215,409     $242,753     $855,771     $908,127
  Gas..................................................      42,191       49,641      100,456      106,867
                                                          ----------   ----------   ----------   ----------
                                                            257,600      292,394      956,227    1,014,994
                                                          ----------   ----------   ----------   ----------
OPERATING EXPENSES
  Electric fuel and purchased power....................      73,881       88,494      267,957      311,279
  Gas purchased........................................      23,087       29,699       57,201       63,076
  Operation and maintenance............................      53,638       57,883      262,963      253,056
  Depreciation.........................................      26,883       26,651      109,755      103,028
  Taxes other than income taxes........................      10,067       10,729       37,923       38,501
  Income taxes.........................................      21,792       25,168       62,809       74,423
                                                          ----------   ----------   ----------   ----------
                                                            209,348      238,624      798,608      843,363
                                                          ----------   ----------   ----------   ----------
OPERATING INCOME.......................................      48,252       53,770      157,619      171,631
                                                          ----------   ----------   ----------   ----------
OTHER INCOME
  Nonutility Subsidiaries
    Revenues and gains.................................      12,147        9,971       45,318       39,998
    Expenses including interest and income taxes.......     (10,248)      (8,679)     (42,359)     (37,587)
                                                          ----------   ----------   ----------   ----------
         Net earnings of nonutility subsidiaries.......       1,899        1,292        2,959        2,411
  Allowance for equity funds used during construction..         184          706        2,867        3,700
  Other income, net of income taxes....................         386       (1,090)       1,211         (623)
                                                          ----------   ----------   ----------   ----------
                                                              2,469          908        7,037        5,488
                                                          ----------   ----------   ----------   ----------
INCOME BEFORE UTILITY INTEREST CHARGES.................      50,721       54,678      164,656      177,119
                                                          ----------   ----------   ----------   ----------
UTILITY INTEREST CHARGES
  Interest expense.....................................      15,854       15,408       62,523       63,107
  Allowance for borrowed funds used during
    construction.......................................        (541)        (371)      (1,944)      (2,292)
                                                          ----------   ----------   ----------   ----------
                                                             15,313       15,037       60,579       60,815
                                                          ----------   ----------   ----------   ----------
NET INCOME.............................................      35,408       39,641      104,077      116,304
DIVIDENDS ON PREFERRED STOCK...........................       2,519        2,264        9,625        9,762
                                                          ----------   ----------   ----------   ----------
EARNINGS APPLICABLE TO COMMON STOCK....................     $32,889      $37,377      $94,452     $106,542
                                                          ==========   ==========   ==========   ==========

COMMON STOCK
  Average shares outstanding (000).....................      59,738       59,022       59,556       58,529
  Earnings per average share...........................       $0.55        $0.63        $1.59        $1.82
  Dividends declared per share.........................   $0.38 1/2    $0.38 1/2        $1.54        $1.54

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------

                                                                       Three Months Ended         Twelve Months Ended
                                                                            March 31                   March 31
                                                                     ----------------------      -----------------------
                                                                       1995         1994            1995          1994
                                                                     ---------    ---------      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................      $35,408      $39,641       $104,077      $116,304
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization............................       29,337       29,550        120,590       115,097
       Allowance for equity funds used during construction......         (184)        (706)        (2,867)       (3,700)
       Investment tax credit adjustments, net...................         (646)        (628)        (1,916)       (2,514)
       Deferred income taxes, net...............................       (1,987)        (138)         2,980         4,419
       Provision for early retirement offer.....................            -            -         17,500             -
       Net change in:
            Accounts receivable.................................        1,362       (7,522)        16,864       (11,219)
            Inventories.........................................       11,516         (161)        (8,618)        3,732
            Accounts payable....................................      (11,236)      (4,823)        (2,102)        2,565
            Other current assets & liabilities (1)..............       32,832       32,279        (10,168)       12,039
       Other, net...............................................       (1,824)      (2,897)        (2,209)       (5,046)
                                                                     ---------    ---------      ---------     ---------
Net cash provided by operating activities.......................       94,578       84,595        234,131       231,677
                                                                     ---------    ---------      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures, excluding AFUDC....................      (22,393)     (27,604)      (148,908)     (149,151)
  Allowance for borrowed funds used during construction.........         (541)        (371)        (1,944)       (2,292)
  Cash flows from leveraged leases:
       Sale of interests in leveraged leases....................            -            -              -        17,699
       Other....................................................          288          274          1,606         1,529
  Proceeds from the sale of subsidiary property.................            -            -          4,596             -
  Investment in subsidiary projects and operations..............         (712)        (978)       (10,779)       (2,390)
  Net (increase)/decrease in bond proceeds held in trust funds..         (123)           7        (11,946)          473
  Deposits to nuclear decommissioning trust funds...............         (644)        (671)        (2,411)       (2,312)
  Other, net....................................................         (824)      (3,681)           521          (802)
                                                                     ---------    ---------      ---------     ---------
Net cash used by investing activities...........................      (24,949)     (33,024)      (169,265)     (137,246)
                                                                     ---------    ---------      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends:    Common..........................................      (22,873)     (22,618)       (91,430)      (89,762)
                Preferred.......................................       (2,302)      (2,313)        (9,453)       (9,974)
  Issuances:    Long-term debt (2)..............................            -            -          4,640       148,200
                Variable rate demand bonds......................            -            -         30,000        15,500
                Common stock....................................        6,518        7,943         13,549        30,818
                Preferred stock.................................            -            -              -        20,000
  Redemptions:  Long-term debt..................................         (273)        (198)       (26,171)     (184,225)
                Variable rate demand bonds......................            -            -              -       (15,500)
                Common stock....................................       (1,223)        (794)        (1,223)         (799)
                Preferred stock.................................            -            -              -       (28,280)
  Principal portion of capital lease payments...................       (2,454)      (2,899)       (10,835)      (10,028)
  Net change in term loan.......................................      (45,000)     (10,000)             -             -
  Net change in short-term debt ................................        5,981            -         15,981        (2,000)
  Cost of issuances and refinancings............................            -          (41)          (560)      (10,593)
                                                                     ---------    ---------      ---------     ---------
Net cash used by financing activities...........................      (61,626)     (30,920)       (75,502)     (136,643)
                                                                     ---------    ---------      ---------     ---------
Net change in cash and cash equivalents.........................        8,003       20,651        (10,636)      (42,212)
Cash and cash equivalents at beginning of period................       25,029       23,017         43,668        85,880
                                                                     ---------    ---------      ---------     ---------
Cash and cash equivalents at end of period......................      $33,032      $43,668        $33,032       $43,668
                                                                     =========    =========      =========     =========

(1)  Other than debt classified as current and current deferred income taxes.
(2)  Excluding net change in term loan.

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. INTERIM FINANCIAL STATEMENTS
   ----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The statements reflect all adjustments necessary in the opinion of the Company for a fair presentation of interim results. They should be read in conjunction with the Company's 1994 Annual Report to Stockholders and Part II of this Report on Form 10-Q for additional relevant information.


2. BASE RATE MATTERS
   -----------------

Below is an update to matters previously reported on under "Regulatory and Rate Matters-Base Rate Proceedings" in Part I of the Company's 1994 Annual Report on Form 10-K.

Delaware and Maryland Limited Issues Electric Base Rate Cases
- ------------------------------------------------------------

In 1994, the Company filed applications with the Delaware Public Service Commission (DPSC) and Maryland Public Service Commission (MPSC) for increases in electric base rates of $13.5 million and $3.9 million, respectively. The Company subsequently revised its proposed Delaware increase to $11.1 million. Both these cases were designed to recover the cost of "limited issues," which are primarily costs imposed by government and are outside the reasonable control of the Company.

On April 18, 1995, the DPSC approved a proposed joint resolution submitted by the Company and two customer groups. The resolution provides for the following:

- - A $4.5 million base rate increase effective May 1, 1995. The increase when netted with reduced electric fuel rates will result in an overall decrease in revenues of $7.0 million or 1.45%.

- - A rate moratorium whereby the Company will not increase its total electric base revenues before January 1, 1997. However, the Company is permitted to file for a redesign of electric base rates which would not result in a change in total electric base revenues.

- - A rate reduction provision whereby the Company will voluntarily file to reduce its electric base rates prospectively if its return on common equity, as adjusted for unusual items and abnormal weather, exceeds its currently approved rate of 11.5%. However, in such event, the Company retains the right to submit an alternative proposal which would not result in reduced rates. The return on common equity test will be performed quarterly beginning with the twelve-month period ended December 31, 1995 and continuing through the twelve-month period ended December 31, 1996.

- - Funding of nuclear decommissioning costs at the current Nuclear Regulatory Commission (NRC) minimum financial assurance amount of $118 million, of which the Delaware portion is $68 million. See Note 8 to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for a further discussion of the Company's accounting and funding policies for nuclear decommissioning.

On April 4, 1995, the MPSC denied the Company's application to increase rates. Subsequently, the MPSC instituted a new proceeding to examine the reasonableness of the Company's existing base rates stating that it was unable to determine whether current base rates were reasonable due to the test period used and the limited issues format.

Virginia Electric Base Rates
- ----------------------------

On April 28, 1995, the Company informed the Virginia State Corporation Commission (VSCC) of its intent to file for an increase in electric base rates on or after June 30, 1995. The amount of the increase to be requested has not been determined. Virginia electric operating revenues were 3% of total 1994 electric operating revenues.


3. COMMON STOCK
   ------------

During the first quarter of 1995, the Company issued 336,143 shares of common stock for $6,518,212 primarily through the Dividend Reinvestment and Common Share Purchase Plan (DRIP). As of March 31, 1995, 59,878,149 shares of Common Stock were outstanding.


4. CONTINGENCIES
   -------------

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

The co-owners of the Peach Bottom Atomic Power Station (Peach Bottom) and Salem Nuclear Generating Station (Salem) maintain nuclear property damage and decontamination insurance in the aggregate amount of $2.8 billion for each station. The Company is self-insured, to the extent of its ownership interest, for its share of property losses in excess of insurance coverages. Under the terms of the various insurance agreements, the Company could be assessed up to $4.7 million in any policy year for losses incurred at nuclear plants insured by the insurance companies.

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

Environmental Matters
- ---------------------

As previously disclosed under "Hazardous Substances" on page I-20 of the Company's 1994 Annual Report on Form 10-K, the disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. The Company is currently a potentially responsible party (PRP) at two federal superfund sites and is alleged to be a third-party contributor at two other federal superfund sites. The Company also has three former coal gasification sites which are state superfund sites. The Company is currently participating with the State of Delaware in evaluating two of the three sites to assess the extent of contamination and risk to the environment. In 1994, the Company accrued a liability of $2 million representing its estimate of site study and cleanup costs for all of its federal and state superfund sites.

Other
- -----

The Company is involved in certain other legal and administrative proceedings before various courts and governmental agencies concerning rates, fuel contracts, tax filings, and other matters. The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company's financial position or results of operations.


5. SUPPLEMENTAL CASH FLOW INFORMATION
   ----------------------------------

                                     Three Months Ended      Twelve Months Ended
                                          March 31,               March 31,
                                     -------------------     --------------------
(Dollars in Thousands)                 1995       1994         1995        1994
                                     --------   --------     --------    --------
Cash paid for
  Interest, net of amounts
    capitalized                       $12,151    $11,546      $58,442     $60,084

  Income taxes, net of refunds         $6,685     $2,863      $73,080     $65,858


6. NONUTILITY SUBSIDIARIES
   -----------------------

The following presents condensed financial information of the Company's nonregulated wholly-owned subsidiaries: Delmarva Capital Investments, Inc.; Delmarva Energy Company; and Delmarva Industries, Inc. A subsidiary which leases real estate to the Company's utility business, Delmarva Services Company, is excluded from these statements since its income is derived from intercompany transactions which are eliminated in consolidation.

                                     Three Months Ended      Twelve Months Ended
                                          March 31,               March 31,
                                     -------------------     --------------------
(Dollars in Thousands)                 1995       1994         1995        1994
                                     --------   --------     --------    --------
Revenues and Gains
  Landfill and waste hauling           $3,183     $2,763      $14,606     $12,296
  Operating services                    5,480      4,724       23,224      22,538
  Other revenues                          365      1,679        3,610       3,479
  Leveraged leases                         94         53          313         146
  Other investment income               3,025        752        3,565       1,539
                                     --------   --------     --------    --------
                                       12,147      9,971       45,318      39,998
                                     --------   --------     --------    --------

Cost and Expenses
  Operating expenses                    9,126      7,822       39,789      36,957
  Interest expense, net                    74         15          430         (17)
  Income taxes                          1,048        842        2,140         647
                                     --------   --------     --------    --------
                                       10,248      8,679       42,359      37,587
                                     --------   --------     --------    --------

Net income                            $ 1,899    $ 1,292      $ 2,959    $  2,411
                                     ========   ========     ========    ========

Earnings per share of common
  stock attributed to subsidiaries      $0.03      $0.02        $0.05       $0.04


                     SELECTED FINANCIAL AND OPERATING DATA
                     -------------------------------------
                            (Dollars in Thousands)

                                    3 Months Ended             12 Months Ended
                                       March 31                    March 31
                              ------------------------    ------------------------
                                  1995         1994           1995         1994
                              -----------  -----------    -----------  -----------
Electric Revenues
- -----------------
Residential                      $84,591      $92,748       $304,067     $318,213
Commercial                        58,801       59,499        241,808      242,828
Industrial                        36,064       34,786        146,872      149,584
Resale                            16,098       29,549         91,899      107,483
Other Sales Revenues(1)           (1,825)      (2,722)         7,713        7,608
                              -----------  -----------    -----------  -----------
Sales Revenues                   193,729      213,860        792,359      825,716
Interchange Deliveries            18,873       26,960         54,301       76,136
Miscellaneous Revenues             2,807        1,933          9,111        6,275
                              -----------  -----------    -----------  -----------
Total Electric Revenues         $215,409     $242,753       $855,771     $908,127
                              ===========  ===========    ===========  ===========
Electric Sales
- --------------
  (1000 kWh)
Residential                    1,040,004    1,176,817      3,441,930    3,650,745
Commercial                       877,659      892,149      3,446,568    3,404,975
Industrial                       801,045      771,067      3,278,109    3,231,590
Resale                           320,242      596,521      1,889,875    2,186,051
Other sales (2)                  (47,187)     (65,354)        69,162       33,173
                              -----------  -----------    -----------  -----------
Total Electric Sales           2,991,763    3,371,200     12,125,644   12,506,534
                              ===========  ===========    ===========  ===========
Gas Revenues
- ------------
Sales (1)                        $41,590      $49,362        $98,494     $105,834
Gas Transportation Revenues          482          172          1,501          590
Miscellaneous Revenues               119          107            461          443
                              -----------  -----------    -----------  -----------
Total Gas Revenues               $42,191      $49,641       $100,456     $106,867
                              ===========  ===========    ===========  ===========
Gas Sales and Gas Transported
- -----------------------------
  (1000 mcf)
Sales (2)                          7,201        7,880         17,409       18,686
Gas Transported                      737          328          2,663        1,369
                              -----------  -----------    -----------  -----------
Total                              7,938        8,208         20,072       20,055
                              ===========  ===========    ===========  ===========

                                   March 31, 1995            December 31, 1994            March 31, 1994
                              ------------------------    ------------------------    ------------------------
                                  $            %              $             %             $             %
                              -----------  -----------    -----------  -----------    -----------  -----------
Capitalization
- --------------
Variable Rate Demand Bonds(3)    $71,500          3.8        $71,500          3.8        $41,500          2.3
Long-Term Debt                   729,245         39.0        774,558         40.8        726,230         39.9
Preferred Stock                  168,085          9.0        168,085          8.8        168,085          9.2
Common Stockholders' Equity      899,540         48.2        884,169         46.6        884,081         48.6
                              -----------  -----------    -----------  -----------    -----------  -----------
Total                         $1,868,370        100.0     $1,898,312        100.0     $1,819,896        100.0
                              ===========  ===========    ===========  ===========    ===========  ===========

(1)  Includes unbilled revenues.
(2)  Includes unbilled sales.
(3) The Company intends to use the bonds as a source of long-term financing as discussed in Note 12 to the Consolidated Financial Statements of the 1994 Annual Report.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


EARNINGS
- --------

The earnings per average share of common stock attributed to the core utility business and nonutility subsidiaries are shown below.

                              Three Months       Twelve Months
                                 Ended               Ended
                            ----------------   ----------------
                            3/31/95  3/31/94   3/31/95  3/31/94
                            -------  -------   -------  -------
Core Utility
  Operations                  $0.52    $0.61     $1.72    $1.78
  Early retirement offer          -        -     (0.18)       -
                            -------  -------   -------  -------
                               0.52     0.61      1.54     1.78
Nonutility subsidiaries        0.03     0.02      0.05     0.04
                            -------  -------   -------  -------
                              $0.55    $0.63     $1.59    $1.82
                            =======  =======   =======  =======

The components of change from the prior year in core utility earnings per share are shown below.

                                           Increase (Decrease) in
                                             Earnings Per Share
                                       ------------------------------
                                       Three Months     Twelve Months
                                          Ended             Ended
                                         March 31          March 31
                                       1995 vs 1994      1995 vs 1994
                                       ------------      ------------
Operations
  Revenues, net of fuel expense
    Rate increases                         $0.02             $0.07
    Portion of electric resale business
      supplied by another utility          (0.06)            (0.06)
    Sales volume and other                 (0.10)            (0.11)
  Operation and maintenance expense         0.04              0.08
  Depreciation                                 -             (0.07)
  Other                                     0.01              0.03
                                          ------            ------
                                           (0.09)            (0.06)
Early retirement offer                         -             (0.18)
                                          ------            ------
                                          ($0.09)           ($0.24)
                                          ======            ======


CORE UTILITY EARNINGS
- ---------------------

Earnings per share from core utility operations decreased $0.09 and $0.06 for the three- and twelve-month periods ended March 31, 1995, respectively, compared to the same periods last year. In both periods, net revenues declined due primarily to a decrease in sales which resulted from weather conditions and an electric resale customer's purchase of about one-half of its power from another utility beginning January 1995. The declines in net revenues were partially offset by lower operation and maintenance costs. In addition to these factors, the twelve-month period earnings per share comparison also reflects an $0.18 decrease due to the Company's early retirement offer (ERO) which was recorded in the third quarter of 1994.

STRATEGIC PLANS FOR COMPETITION
- -------------------------------

As previously disclosed under "Strategic Plans for Competition" in Part I of the Company's 1994 Annual Report on Form 10-K, the Company has a "Three-Legged Stool" strategy which includes three initiatives to aid the Company in achieving its financial goals of maintaining the current dividend level, growing earnings, and earning a return on equity of at least 11.5%, while keeping prices competitive. Through the first quarter of 1995, the Company is on target to meet its year-end goal of at least an 11.5% return on equity. Cost reduction efforts along with retail electric sales growth and price increases will enable the Company to keep this goal on track. The only significant update to the discussion of the "Three-Legged Stool" initiatives in the 1994 Annual Report on Form 10-K relates to rate matters, which can be found in Note 2 to the Consolidated Financial Statements.

For a discussion of a recent Federal Energy Regulatory Commission (FERC) proposal to further promote competition, see Part II - Other Information,
Item 5(B) on page 16.


ELECTRIC REVENUES AND SALES
- ---------------------------

Details of the changes in the various components of electric revenues are shown below:

                    Increase (Decrease) in Electric Revenues
                      From Comparable Period in Prior Year
                    ----------------------------------------
                             (Dollars in Millions)

                                              Three      Twelve
                                             Months      Months
                                             ------      ------
          Non-fuel (Base Rate) Revenue
            Increased Rates                  $    -      $  4.7
            Portion of resale business
              supplied by another utility      (6.1)       (6.1)
            Sales Volume and Other             (6.9)       (9.2)
          Fuel Revenue                         (6.2)      (19.9)
          Interchange Delivery Revenue         (8.1)      (21.9)
                                             ------      ------
               Total                         ($27.3)     ($52.4)
                                             ======      ======

Electric Non-fuel (Base Rate) Revenue
- -------------------------------------

The electric non-fuel (base rate) revenue increase shown above as "Increased Rates" for the twelve-month period is primarily due to a $24.9 million annual increase in Delaware effective June 1, 1993.

Electric non-fuel revenues decreased $6.1 million in both periods because one of the Company's resale customers, Old Dominion Electric Cooperative (ODEC), began purchasing about one-half of its electricity from another utility on January 1, 1995.

Percentage changes in kWh sales billed by customer class are shown below. The percentage changes for resale, total billed sales, and total sales reflect the elimination of the effect of ODEC's electricity purchase from another utility.

                  Percentage Increase (Decrease) in kWh Sales
                      From Comparable Period in Prior Year
                  -------------------------------------------

                                            Three     Twelve
                  Customer Class            Months    Months
                  --------------            ------    ------
                    Residential             (11.6)%    (5.7)%
                    Commercial               (1.6)      1.2
                    Industrial                3.9       1.4
                    Resale                  (11.3)     (4.0)
                      Total Billed Sales     (5.5)     (1.6)
                    Total Sales, including
                      Unbilled Sales         (5.1)%    (1.4)%

Excluding the effect of ODEC's electricity purchase from another utility, electric non-fuel revenues from "Sales Volume and Other" variances decreased $6.9 million and $9.2 million for the three- and twelve-month periods, respectively, primarily due to decreased sales in weather sensitive customer classes. The decreased residential and resale sales in both periods reflect a heating season that was mild compared to the significantly colder weather experienced during the prior year. In addition, the current twelve-month period also reflects a summer cooling season that was not as hot as the previous year. Commercial sales were less affected by weather. Mitigating the impact of weather on current period sales was 1.6% annual customer growth. Industrial sales increased for both periods mainly due to increased production levels of certain large customers.

Electric Fuel Revenue
- ---------------------

Fuel costs billed to customers, or fuel revenues, generally do not affect net income since the expense recognized as fuel costs is adjusted to match the fuel revenues. The amount of under- or over-recovered fuel costs is deferred until it is subsequently recovered from or returned to utility customers. Fuel revenues decreased $6.2 million for the three-month period due to lower kWh sales. Fuel revenues decreased $19.9 million for the twelve-month period due primarily to lower fuel rates as well as lower kWh sales.

Interchange Delivery Revenue
- ----------------------------

Interchange delivery revenues are reflected in the calculation of rates charged to customers under fuel adjustment clauses and, thus, do not affect net income. Interchange delivery revenues benefit customers by reducing the effective cost of fuel billed to customers. For the three- and twelve-month periods, interchange delivery revenues decreased $8.1 million and $21.9 million, respectively, mainly due to lower sales to the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Interconnection) which resulted from decreased demand for electricity in the region.

GAS REVENUES, SALES, AND TRANSPORTATION
- ---------------------------------------

Details of the changes in the various components of gas revenues are shown below:

                      Increase (Decrease) in Gas Revenues
                      From Comparable Period in Prior Year
                      ------------------------------------
                             (Dollars in Millions)

                                             Three     Twelve
                                            Months     Months
                                            ------     ------
          Non-fuel (Base Rate) Revenue
            Rate Increase                     $1.6       $2.1
            Sales Volume and Other            (1.8)      (1.6)
          Fuel Revenue                        (7.3)      (6.9)
                                            ------     ------
              Total                          ($7.5)     ($6.4)
                                            ======     ======

The gas non-fuel (base rate) revenue increases for both periods shown as "Rate Increase" are due to a $3.1 million annual increase effective November 1, 1994.

Gas non-fuel revenues from "Sales Volume and Other" variances decreased $1.8 million for the three-month period and $1.6 million for the twelve-month period due primarily to decreases in firm sales of 11.8% and 10.7%, respectively. The sales decreases for both periods resulted from a heating season that was mild compared to the significantly colder weather experienced during the prior year. Mitigating the impact of weather on current period sales was 3.0% annual customer growth. Due to increased non-firm sales and gas transported, which are billed at lower rates than sales to firm customers, total gas sold and transported decreased 3.3% for the three-month period and remained flat for the twelve-month period.

Gas fuel revenues decreased $7.3 million and $6.9 million for the three- and twelve-month periods, respectively, due to decreased firm sales and lower average fuel rates charged to customers.


ELECTRIC FUEL AND PURCHASED POWER EXPENSES
- ------------------------------------------

For the three months ended March 31, 1995, electric fuel and purchased power expenses decreased $14.6 million for the following reasons. (1) Expenses decreased $10.8 million due to a lower average cost per kWh of output which was primarily the result of lower priced purchased power and greater output from lower priced gas generation. (2) Expenses decreased $9.3 million due to decreased kWh output which was attributed to lower demand within the Company's service territory and the region served by the PJM Interconnection. (3) Expenses increased $5.5 million due to variances in fuel costs deferred and subsequently amortized under the Company's fuel adjustment clauses.

For the twelve months ended March 31, 1995, electric fuel and purchased power expenses decreased $43.3 million for the following reasons. (1) Expenses decreased $21.3 million due to a lower average cost per kWh of output which was primarily the result of lower priced purchased power and greater output from lower priced gas generation. (2) Expenses decreased $15.9 million due to decreased kWh output which was attributed to lower demand within the Company's service territory and the region served by the PJM Interconnection. (3) Expenses decreased $6.1 million due to variances in fuel costs deferred and subsequently amortized under the Company's fuel adjustment clauses.

The kWh output required to serve load within the Company's service territory is basically equivalent to total output less interchange deliveries. For the twelve months ended March 31, 1995, the Company's output for load within its service territory was provided by 42% coal generation, 30% oil and gas generation, 16% nuclear generation, and 12% net purchased power.


OPERATION, MAINTENANCE, DEPRECIATION, AND INCOME TAX EXPENSES
- -------------------------------------------------------------

For the three months ended March 31, 1995, compared to the same period a year ago, operation and maintenance expenses decreased $4.2 million primarily due to lower salary and wages as a result of the 1994 ERO and lower storm damage expenses. For the twelve months ended March 31, 1995, compared to the same period a year ago, operation and maintenance expenses increased $9.9 million. Costs increased as a result of the $17.5 million ERO charge recorded in the third quarter of 1994 as well as certain other expenses, including postretirement benefits other than pensions. These increases were partially offset by a reduction in pension expense, salary and wage expense savings from the ERO, and lower storm damage expenses.

Depreciation increased $6.7 million for the twelve-month period primarily due to plant additions.

Income tax expense on operations decreased $3.4 million and $11.6 million for the three- and twelve-month periods primarily due to lower pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

For the three months ended March 31, 1995, utility construction expenditures were $22.4 million compared to $27.6 million for the same period last year. For the twelve months ended March 31, 1995 and March 31, 1994, utility construction expenditures were $148.9 million and $149.2 million, respectively. Internally generated funds provided approximately 89% of the cash required for construction during the twelve months ended March 31, 1995, and March 31, 1994.

As of March 31, 1995, the Company had repaid its term loan which had a $45 million balance as of December 31, 1994. During the three months ended March 31, 1995, $6.5 million of common stock was issued primarily through the Company's DRIP.


RATIO OF EARNINGS TO FIXED CHARGES
- ----------------------------------

The Company's ratios of earnings to fixed charges under the Securities and Exchange Commission (SEC) Method are shown below.


                                                 12 Months
                                                   Ended              Year Ended December 31,
                                                 March 31,   ----------------------------------------
                                                   1995      1994     1993     1992     1991     1990
                                                   ----      ----     ----     ----     ----     ----
Ratio of Earnings to Fixed Charges (SEC Method)    3.37X     3.49X    3.47X    3.03X    2.58X    2.03X
Ratio of Earnings to Fixed Charges (SEC Method)
  as Adjusted                                      3.61X     3.74X    3.47X    2.78X    2.58X    2.89X

Adjusted ratios reflect the following pre-tax amounts: for the twelve months ended March 31, 1995 and for 1994, the exclusion of a $17.5 million early retirement offer charge; for 1992, the exclusion of an $18.5 million gain from the Company's share of a settlement reached in the lawsuit against PECO Energy Company (PECO) in connection with the shutdown of Peach Bottom; and for 1990, the exclusion of a $62.5 million write-off of an investment in certain non-regulated subsidiary projects.

Under the SEC Method, earnings, including AFUDC, have been computed by adding income taxes and fixed charges to net income. Fixed charges include gross interest expense and the estimated interest component of rentals. Net income and income taxes related to the cumulative effect of a change in accounting for unbilled revenues recorded in 1991 are excluded from the computation of these ratios.


NONUTILITY SUBSIDIARIES
- -----------------------

Information on the Company's nonutility subsidiaries, in addition to the following discussion, can be found in Note 6 to the Consolidated Financial Statements.

Earnings per share of nonutility subsidiaries were $0.03 for the first quarter of 1995 and $0.02 for the first quarter of 1994. The $0.01 increase was primarily due to higher recoveries of previously written off joint venture assets, partially offset by the first quarter 1994 gain on sale of a mini-storage facility.

Earnings per share of nonutility subsidiaries were $0.05 and $0.04 for the twelve months ended March 31, 1995 and 1994, respectively. The $0.01 increase was primarily due to higher recoveries of previously written off joint venture assets and improved operating results of the solid waste group. These earnings increases were largely offset by an adjustment in the current period to the realizable value of oil and gas wells and by after-tax gains on sales of leveraged leases in the prior period.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 5.  Other Information
- --------------------------

A)  Purchase of COPCO
    -----------------

As previously disclosed under "Strategic Plans for Competition" in Part I of the Company's 1994 Annual Report on Form 10-K, in 1994 the Company entered into an agreement with PECO Energy Company to purchase its Maryland retail electric subsidiary, Conowingo Power Company (COPCO). On March 23, 1995, the VSCC became the third commission to approve the purchase plan. Final regulatory approval by the FERC is expected during the second quarter of 1995.


B) Notice of Proposed Rulemaking Issued by the FERC
   ------------------------------------------------

On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking (NOPR) which promotes open access non-discriminatory transmission services by public utilities and also provides guidelines for the recovery of stranded costs.

A primary goal of the proposed rules is to facilitate competitive wholesale power markets by assuring that all wholesale sellers of generation have the opportunity to compete on a fair basis and that all wholesale purchasers can reach alternative suppliers. The FERC finds that the key to competitive bulk power markets is access to transmission services. Utilities with transmission facilities would be required to file open access tariffs offering wholesale transmission services to third parties on a non-discriminatory basis as to price and non-price terms and conditions. Utilities would be required to offer transmission to eligible customers comparable to the service they provide themselves. Also, the utility must charge itself and third parties the same rates for use of the transmission system.

In November 1994, the Company filed an open access transmission tariff in conjunction with the planned acquisition of COPCO. The Company expects that the FERC may suspend this filing to allow the guidelines of the final rule resulting from the NOPR to be incorporated in the tariff.

Wholesale stranded costs are costs incurred by a public utility to provide service to a wholesale requirements customer that subsequently chooses an alternate supplier for all or part of its power needs. Stranded costs may also result from municipalization and former retail customers becoming wholesale customers. The FERC proposed that for contracts executed before July 11, 1994 stranded cost recovery will be allowed if the seller can demonstrate grounds for a reasonable expectation that the customer would renew the contract. For contracts executed after July 11, 1994, a utility may not seek recovery of stranded costs unless explicitly permitted in the contract. Virtually all of the Company's electric wholesale business is conducted pursuant to contracts executed after July 11, 1994 and these contracts do not include provisions specific to stranded costs. However, 95% of the Company's electric municipal business is under contracts for extended terms of eight to twenty years and the Company's contracts with its other electric wholesale customers include notice provisions for load reductions.

As to stranded costs that may result if retail power markets are opened, the FERC concluded that these costs should be addressed by state regulatory commissions.

The Company is continuing to evaluate the NOPR to determine its full impact on the Company and its customers. Comments on the NOPR are due August 7, 1995. It is anticipated that a final rule could take effect in early 1996. The Company cannot predict the outcome of this matter.

C)  Salem
    -----

    1)  General Update on Operations
        ----------------------------

        The following is an update to matters disclosed under "Power Plants-Salem Units" in Part I of the Company's 1994 Annual Report on Form 10-K.

        Public Service Electric and Gas Company (PSE&G) has informed the Company that on March 21, 1995, representatives of the NRC staff met with the Boards of Directors of Public Service Enterprise Group, Incorporated and PSE&G to reiterate the previously expressed concerns with regard to Salem's operations, including plant materiel conditions that required operators to operate various systems manually, maintenance backlog, root cause analysis, quality assurance, engineering, repeat equipment failures, procedure adherence, four events over the past four years causing the NRC to conduct four Augmented Inspected Team reviews, leadership, employee concerns, attention to balance of plant, management oversight and vertical communication with employees and oversight of contractors. The NRC staff acknowledged that PSE&G had made efforts to improve Salem's operations, including making senior management changes, but indicated that demonstrated sustained results have not yet been achieved.

        Also in March 1995, the Institute of Nuclear Power Operations (INPO) reported an assessment of Salem's operations that indicated that improvement was needed in a wide range of areas, with significant improvement required in areas such as equipment performance and plant materiel conditions, management and supervision, engineering activities and training.

        On April 21, 1995, the NRC commenced an inspection, expected to take about four weeks, to assess how effectively Salem is currently performing from a safety perspective in the areas of problem identification, prioritizing and conducting work on plant equipment, and management oversight of plant performance. This inspection is currently ongoing.

        As previously stated, PSE&G is in agreement with the assessment of the NRC staff, as well as that of INPO, that Salem's operations must be further improved in order to assure continued reliable operation. PSE&G is fully committed to take the actions needed to improve Salem's operations and is committed to safe and conservative operations before production.

        PSE&G cannot predict what further action, if any, it or the NRC may take in respect of Salem's operations.

        The Company continues to closely monitor Salem's operations and has expressed its concerns to PSE&G's management. In this connection, on March 30, 1995, the Company's Nuclear Oversight Committee of the Board met with PSE&G's chief nuclear officer to better understand the NRC's concerns with, and to voice the Company's desire to see improvements in, Salem's operations.

    2)  Notice of Violation and Penalty
        -------------------------------

        PSE&G has informed the Company that on April 12, 1995, PSE&G received notification of a Level II violation including an $80,000 civil penalty for an incident that occurred in December 1992 in which two former Salem station managers did not properly respond to safety concerns raised by two employees. The incident was thoroughly investigated and brought to the NRC's attention by PSE&G at that time. PSE&G has agreed to pay the penalty and has instituted several measures to reinforce to personnel that their concerns about safety and all issues relating to the operation of the nuclear facilities can be brought openly to management's attention.

    3)  New Enforcement Conference
        --------------------------

        PSE&G has informed the Company that PSE&G has been notified of an NRC enforcement conference to be held on June 1, 1995 pertaining to valves that were incorrectly positioned after a plant modification was installed in May 1993 and several examples of inadequate root cause determination of events, which led to insufficient corrective actions at Salem. During this enforcement conference, PSE&G will address the issues identified and ensure they are clearly understood, establish the safety significance of the issues and discuss the mitigating factors related to these issues. PSE&G cannot predict what action, if any, the NRC may take as a result of this meeting.

    4)  Operating Permit
        ----------------

        The following is an update to "Environmental Matters-Salem Operating Permit" in Part I of the Company's 1994 Annual Report on Form 10-K. PSE&G has informed the Company that in March 1995, the State of Delaware agreed to withdraw its hearing request related to Salem's New Jersey Pollution Discharge Elimination System (NJPDES) permit in return for PSE&G funding a number of environmental projects in Delaware, similar to and including certain NJPDES permit conservation measures, which will not materially increase the cost of compliance with the permit. In May 1995, PSE&G resolved all issues with the remaining interveners, thus eliminating a hearing and any further challenge to the Salem permit.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

A) Exhibits
   --------

Exhibit 12, Computation of Ratio of Earnings to Fixed Charges.
Exhibit 27, Financial Data Schedule.

B) Reports on Form 8-K
   -------------------

The Company did not file any Reports on Form 8-K during the first quarter of 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Delmarva Power & Light Company
                                    ------------------------------
                                            (Registrant)




Date:     May 11, 1995              /s/ B. S. Graham
      -------------------           --------------------------------
                                    B. S. Graham, Senior Vice President,
                                    Treasurer, and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------





                                                        Exhibit    Page
                                                        Number    Number
                                                        -------   -------

Computation of ratio of earnings to fixed charges          12       21

Financial Data Schedule                                    27       22