Form 10-Q
period 1995-06-30
DELMARVA POWER & LIGHT CO /DE/
filed 1995-08-11
CIK 27879

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q


/X/    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 1995
                               ----------------------------------------------
                                       OR

/  /    TRANSITION  REPORT  PURSUANT TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number     1-1405

                        Delmarva Power & Light Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware and Virginia                                   51-0084283
- ---------------------------                            -------------------
  (States of incorporation)                            (I.R.S. Employer
                                                       Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware       19899
- ---------------------------------------------------    ----------
      (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code     302-429-3359
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

                                      Yes      X               No
                                          -----------             -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at  July 31, 1995
- ------------------------------               -----------------------------
Common Stock, $2.25 par value                      60,447,418 Shares

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------

                               Table of Contents
                               -----------------


                                                                    Page No.
                                                                    --------

Part I.    Financial Information:

             Consolidated Balance Sheets as of June 30, 1995
             and December 31, 1994.................................      2-3

             Consolidated Statements of Income for the three, six,
             and twelve months ended June 30, 1995 and 1994........        4

             Consolidated Statements of Cash Flows for the six
             and twelve months ended June 30, 1995 and 1994........        5

             Notes to Consolidated Financial Statements............      6-9

             Selected Financial and Operating Data.................       10

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    11-16

Part II.   Other Information and Signature.........................    17-23

                         PART I.  FINANCIAL INFORMATION

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                             ----------------------

                                                            June 30,     December 31,
                                                              1995           1994
                                                           -----------   -----------
                                                           (Unaudited)
               ASSETS
               ------
UTILITY PLANT, AT ORIGINAL COST:
   Electric..........................................      $2,912,643     $2,676,871
   Gas...............................................         203,016        196,188
   Common............................................         128,773        120,933
                                                           ----------    -----------
                                                            3,244,432      2,993,992
   Less:  Accumulated depreciation...................       1,137,581      1,062,565
                                                           ----------    -----------
   Net utility plant in service......................       2,106,851      1,931,427
   Construction work-in-progress.....................          64,024         85,220
   Leased nuclear fuel, at amortized cost............          28,315         30,349
                                                           ----------    -----------
                                                            2,199,190      2,046,996
                                                           ----------    -----------
INVESTMENTS AND NONUTILITY PROPERTY:
   Investment in leveraged leases....................          48,691         49,595
   Funds held by trustee.............................          29,920         32,824
   Other investments and nonutility property, net....          55,742         57,289
                                                           ----------    -----------
                                                              134,353        139,708
                                                           ----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents.........................          33,599         25,029
   Accounts receivable:
       Customers.....................................          93,350         93,739
       Other.........................................          12,008         15,144
   Inventories, at average cost:
       Fuel (coal, oil, and gas).....................          34,108         48,262
       Materials and supplies........................          39,077         37,055
   Prepayments.......................................           3,909          9,014
   Deferred income taxes, net........................          13,311          9,276
                                                           ----------    -----------
                                                              229,362        237,519
                                                           ----------    -----------
DEFERRED CHARGES AND OTHER ASSETS:
   Unamortized debt expense..........................          12,246         11,387
   Deferred debt refinancing costs...................          25,275         26,530
   Deferred recoverable plant costs..................          10,874         12,693
   Deferred recoverable income taxes.................         150,227        149,206
   Other.............................................          52,197         45,746
                                                           ----------    -----------
                                                              250,819        245,562
                                                           ----------    -----------

TOTAL ASSETS                                               $2,813,724     $2,669,785
                                                           ==========    ===========

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                             ----------------------

                                                            June 30,     December 31,
                                                              1995           1994
                                                           -----------   -----------
                                                           (Unaudited)
             CAPITALIZATION AND LIABILITIES
             ------------------------------
CAPITALIZATION:
   Common stock......................................        $135,422       $133,970
   Additional paid-in capital........................         495,517        484,377
   Retained earnings.................................         270,739        267,002
   Unearned compensation.............................          (2,012)        (1,180)
                                                           ----------    -----------
       Total common stockholders' equity.............         899,666        884,169

   Preferred stock...................................         168,085        168,085

   Long-term debt....................................         879,523        774,558
                                                           ----------    -----------
                                                            1,947,274      1,826,812
                                                           ----------    -----------
CURRENT LIABILITIES:
   Short-term debt...................................          22,201         10,000
   Long-term debt due within one year................           1,440          1,399
   Variable rate demand bonds........................          71,500         71,500
   Accounts payable..................................          47,138         59,596
   Taxes accrued.....................................           7,046          7,264
   Interest accrued..................................          15,742         15,459
   Dividends declared................................          23,277         22,831
   Current capital lease obligation..................          12,601         12,571
   Deferred energy costs.............................          25,317         12,241
   Other.............................................          40,547         27,538
                                                           ----------    -----------
                                                              266,809        240,399
                                                           ----------    -----------
DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes, net........................         507,323        505,435
   Deferred investment tax credits...................          46,260         47,577
   Long-term capital lease obligation................          17,516         19,660
   Other.............................................          28,542         29,902
                                                           ----------    -----------
                                                              599,641        602,574
                                                           ----------    -----------

TOTAL CAPITALIZATION AND LIABILITIES                       $2,813,724     $2,669,785
                                                           ==========    ===========

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                 (Unaudited)
                                 -----------

                                                          Three Months Ended        Six Months Ended        Twelve Months Ended
                                                               June 30                   June 30                   June 30
                                                          ------------------     ---------------------      --------------------
                                                            1995      1994         1995         1994          1995        1994
                                                          --------  --------     --------     --------      --------    --------
OPERATING REVENUES                                        $192,359  $197,934     $407,768     $440,687      $850,195    $909,825
  Electric..............................................
  Gas...................................................    20,869    20,531       63,060       70,172       100,794     108,996
                                                          --------  --------     --------     --------      --------    --------
                                                           213,228   218,465      470,828      510,859       950,989   1,018,821
                                                          --------  --------     --------     --------      --------    --------

OPERATING EXPENSES
  Electric fuel and purchased power.....................    56,807    58,221      130,688      146,715       266,542     301,004
  Gas purchased.........................................    12,679    13,022       35,766       42,721        56,859      65,203
  Operation and maintenance.............................    61,092    65,201      114,730      123,084       258,853     255,911
  Depreciation..........................................    27,358    27,220       54,241       53,871       109,893     106,933
  Taxes other than income taxes.........................     8,832     8,982       18,899       19,711        37,773      38,778
  Income taxes..........................................    12,282    11,825       34,074       36,993        63,247      76,606
                                                          --------  --------     --------     --------      --------    --------
                                                           179,050   184,471      388,398      423,095       793,167     844,435
                                                          --------  --------     --------     --------      --------    --------
OPERATING INCOME........................................    34,178    33,994       82,430       87,764       157,822     174,386
                                                          --------  --------     --------     --------      --------    --------

OTHER INCOME
  Nonutility Subsidiaries
    Revenues and gains..................................    13,025    10,801       25,456       20,790        47,809      42,027
    Expenses including interest and income taxes........   (12,435)  (10,199)     (22,967)     (18,896)      (44,862)    (40,287)
                                                          --------  --------     --------     --------      --------    --------
         Net earnings of nonutility subsidiaries........       590       602        2,489        1,894         2,947       1,740
  Allowance for equity funds used during construction...       187     1,019          371        1,725         2,035       2,971
  Other income, net of income taxes.....................       262        63          648       (1,027)        1,390        (170)
                                                          --------  --------     --------     --------      --------    --------
                                                             1,039     1,684        3,508        2,592         6,372       4,541
                                                          --------  --------     --------     --------      --------    --------
INCOME BEFORE UTILITY INTEREST CHARGES..................    35,217    35,678       85,938       90,356       164,194     178,927
                                                          --------  --------     --------     --------      --------    --------

UTILITY INTEREST CHARGES
  Interest expense......................................    16,318    15,416       32,172       30,824        63,424      62,291
  Allowance for borrowed funds used during
    construction........................................      (545)     (514)      (1,086)        (885)       (1,975)     (1,685)
                                                          --------  --------     --------     --------      --------    --------
                                                            15,773    14,902       31,086       29,939        61,449      60,606
                                                          --------  --------     --------     --------      --------    --------

NET INCOME..............................................    19,444    20,776       54,852       60,417       102,745     118,321
DIVIDENDS ON PREFERRED STOCK............................     2,482     2,323        5,001        4,587         9,784       9,607
                                                          --------  --------     --------     --------      --------    --------
EARNINGS APPLICABLE TO COMMON STOCK.....................   $16,962   $18,453      $49,851      $55,830       $92,961    $108,714
                                                          ========  ========     ========     ========      ========    ========

COMMON STOCK
  Average shares outstanding (000)......................    60,109    59,402       59,923       59,212        59,733      58,871
  Earnings per average share............................     $0.28     $0.31        $0.83        $0.94         $1.56       $1.85
  Dividends declared per share.......................... $0.38 1/2 $0.38 1/2        $0.77        $0.77         $1.54       $1.54

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------

                                                                    Six Months Ended            Twelve Months Ended
                                                                        June 30                       June 30
                                                                   ----------------------      ----------------------
                                                                     1995          1994          1995          1994
                                                                   --------      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income................................................      $54,852       $60,417      $102,745      $118,321
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization..........................       59,256        59,422       120,637       117,154
       Allowance for equity funds used during construction....         (371)       (1,725)       (2,035)       (2,971)
       Investment tax credit adjustments, net.................       (1,317)       (1,257)       (1,958)       (2,515)
       Deferred income taxes, net.............................       (3,170)        1,749           (90)       12,065
       Provision for early retirement offer...................            -             -        17,500             -
       Net change in :
         Accounts receivable..................................       11,873         5,926        13,927        (8,431)
         Inventories..........................................       12,659        (4,130)       (3,506)        7,713
         Accounts payable.....................................      (12,694)      (13,879)        5,496         1,656
         Other current assets & liabilities*..................       19,350           299         8,330       (17,278)
       Other,net..............................................       (2,330)       (2,264)       (3,348)       (4,266)
                                                                   --------      --------      --------      --------
Net cash provided by operating activities.....................      138,108       104,558       257,698       221,448
                                                                   --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction expenditures, excluding AFUDC................      (55,433)      (64,519)     (145,033)     (144,597)
    Allowance for borrowed funds used during construction.....       (1,086)         (885)       (1,975)       (1,685)
    Acquisition of COPCO, net of cash acquired................     (148,837)            -      (148,837)            -
    Cash flows from leveraged leases:
       Sale of interests in leveraged lease...................            -             -             -         7,015
       Other..................................................        2,420         1,044         2,968         1,567
    Proceeds from sale of subsidiary property.................            -             -         4,596             -
    Investment in subsidiary projects and operations..........       (1,025)       (2,399)       (9,671)       (3,155)
    (Increase)/decrease in bond proceeds held in trust funds..        4,971             7        (6,852)       25,529
    Deposits to nuclear decommissioning trust funds...........       (1,493)       (1,260)       (2,671)       (2,356)
    Other, net................................................         (802)       (3,527)          389          (925)
                                                                   --------      --------      --------      --------
Net cash used by investing activities.........................     (201,285)      (71,539)     (307,086)     (118,607)
                                                                   --------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends:    Common......................................      (45,870)      (45,377)      (91,668)      (90,278)
                  Preferred...................................       (4,800)       (4,654)       (9,610)       (9,655)
    Issuances:    Long-term debt..............................      125,800             -       130,440        90,000
                  Variable rate demand bonds..................            -             -        30,000        15,500
                  Common stock................................       12,624        14,974        12,624        30,235
                  Preferred stock.............................            -             -             -        20,000
    Redemptions:  Long-term debt..............................         (566)         (397)      (26,265)     (134,225)
                  Variable rate demand bonds..................            -             -             -       (15,500)
                  Common stock................................       (1,253)         (794)       (1,253)         (799)
                  Preferred stock.............................            -             -             -       (28,280)
    Principal portion of capital lease payments...............       (5,015)       (5,551)      (10,744)      (10,221)
    Net change in term loan...................................      (20,226)       10,500         4,274        20,500
    Net change in short-term debt ............................       12,201             -        22,201             -
    Cost of issuances and refinancings........................       (1,148)         (137)       (1,612)       (5,787)
                                                                   --------      --------      --------      --------
Net cash provided/(used) by financing activities..............       71,747       (31,436)       58,387      (118,510)
                                                                   --------      --------      --------      --------
Net change in cash and cash equivalents.......................        8,570         1,583         8,999       (15,669)
Cash and cash equivalents at beginning of period..............       25,029        23,017        24,600        40,269
                                                                   --------      --------      --------      --------
Cash and cash equivalents at end of period....................      $33,599       $24,600       $33,599       $24,600
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

See accompanying Notes to Consolidated Financial Statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------


1.  INTERIM FINANCIAL STATEMENTS
    ----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The statements reflect all adjustments necessary in the opinion of the Company for a fair presentation of interim results. They should be read in conjunction with the Company's 1994 Annual Report to Stockholders, the Company's Report on Form 10-Q for the first quarter of 1995, and Part II of this Report on Form 10-Q for additional relevant information.


2.  BASE RATE MATTERS
    -----------------

In 1994, the Company filed an application with the Maryland Public Service Commission (MPSC) for a $3.9 million increase in electric base rates to recover the costs of "limited issues." In April 1995, the MPSC denied the Company's application to increase rates and subsequently instituted a new proceeding to examine the reasonableness of the Company's existing base rates. On May 30, 1995, the MPSC approved a settlement agreement between the Company, MPSC Staff, and Maryland People's Council which terminated the base rate inquiry.


3.  COPCO ACQUISITION
    -----------------

On June 19, 1995, the Company acquired Conowingo Power Company (COPCO), the Maryland retail electric subsidiary of PECO Energy Company (PECO), for $150 million plus a final payment amount to be determined primarily based on COPCO's actual working capital as of June 19, 1995. As disclosed in Note 5, the Company financed the $150 million acquisition payment with $125.8 million of long-term debt and $24.2 million of short-term debt which the Company intends to refinance with long-term securities. The acquisition resulted in approximately 35,000 new electric retail customers, which represents 9% of the Company's current customer base.

The acquisition has been accounted for as a purchase. Immediately after the acquisition, COPCO was merged into the Company and is now being operated as the Conowingo District. Operating results of the Conowingo District have been included in the Consolidated Statements of Income since June 19, 1995. Pro forma results of the Company, assuming the acquisition had taken place at the beginning of each period presented, would not be materially different from the results reported.

Under FERC requirements, the COPCO assets have been recorded at their net book value, primarily reflecting electric plant of $107.7 million and related accumulated depreciation of $31.7 million. The difference between the amount paid to PECO, including an estimate of the final payment amount, and the net book value of the COPCO assets, or approximately $75 million, has been recorded as goodwill and is included in electric utility plant. The MPSC has approved recovery of this goodwill through Maryland retail rates in two components. Approximately $49 million of the goodwill will be recovered as an acquisition adjustment with a carrying charge over 20 years beginning at the time of the Company's next Maryland base rate case. The remaining $26 million will be recovered with a carrying charge over approximately 10 years via a pre-approved surcharge to the Company's existing Maryland Retail rates which will be placed in effect for Conowingo District customers beginning February 1, 1996. For financial statement purposes, the goodwill will be amortized on a straight-line basis over 40 years beginning July 1995.

In conjunction with the acquisition, the Company signed a contract with PECO to purchase electric capacity and energy from the PECO system beginning February 1, 1996, and ending May 31, 2006. The base amount of the capacity purchase, which is subject to certain possible adjustments, will start at 205 megawatts (MW) and will increase annually to 259 MW in 2006. Under another contract, the Company agreed to purchase the Conowingo District's electric power requirements from PECO from the acquisition date until February 1, 1996. Please refer to Note 13 to the Consolidated Financial Statements in the 1994 Annual Report to Stockholders for information concerning commitments related to these contracts.


4.  COMMON STOCK
    ------------

During the first six months of 1995, the Company issued 644,283 shares of common stock for $12,624,000 primarily through the Dividend Reinvestment and Common Share Purchase Plan (DRIP). As of June 30, 1995, 60,186,289 shares of common stock were outstanding.


5.  DEBT
    ----

On June 19, 1995, the Company issued the following debt to finance the $150 million acquisition of COPCO:

 - $100 million of First Mortgage Bonds, Series I, 7.71% Bonds due June 1,
        2025;

 - $25.8 million of First Mortgage Bonds, Series I, 6.95% Amortizing Bonds due June 1, 2008, with principal installments payable each year beginning June 1, 1997 and continuing through June 1, 2008; and

 - $24.2 million of short-term debt classified as long-term due to the Company's intention to refinance the entire amount on a long-term basis as supported by $130 million in revolving/term loan credit agreements.


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

Environmental Matters
- ---------------------

As previously disclosed under "Hazardous Substances" on page I-20 of the Company's 1994 Annual Report on Form 10-K, the disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. The Company is currently a potentially responsible party at two federal superfund sites and is alleged to be a third-party contributor at two other federal superfund sites. The Company also has three former coal gasification sites which are state superfund sites. The Company is currently participating with the State of Delaware in evaluating two of the three sites to assess the extent of contamination and risk to the environment. In 1994, the Company accrued a liability of $2 million representing its estimate of site study and cleanup costs for all of its federal and state superfund sites.

Other
- -----

The Company is involved in certain other legal and administrative proceedings before various courts and governmental agencies concerning rates, fuel contracts, tax filings, and other matters. The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company's financial position or results of operations.


7.  SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

                                      Six Months Ended       Twelve Months Ended
                                          June 30,               June 30,
                                     ------------------      -------------------
(Dollars in Thousands)                 1995      1994          1995       1994
                                     --------  --------      --------   --------
Cash paid for
  Interest, net of amounts
    capitalized                       $29,363   $28,231       $58,969    $57,137

  Income taxes, net of refunds        $41,472   $37,925       $71,379    $76,364

8.  NONUTILITY SUBSIDIARIES
    -----------------------

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

                                     Three Months Ended   Six Months Ended     Twelve Months Ended
                                          June 30,            June 30,               June 30,
                                     ------------------   ----------------     -------------------
(Dollars in Thousands)                  1995       1994      1995     1994        1995        1994
                                     -------    -------   -------  -------     -------     -------
Revenues and Gains
  Landfill and waste hauling         $ 3,593    $ 3,661   $ 6,775  $ 6,442     $14,519     $13,149
  Operating services                   7,414      5,875    13,179   10,599      25,048      22,607
  Other revenues                         345      1,021       710    2,699       2,934       4,318
  Leveraged leases                     1,422         63     1,516      116       1,673         298
  Other investment income                251        181     3,276      934       3,635       1,655
                                     -------    -------   -------  -------     -------     -------
                                      13,025     10,801    25,456   20,790      47,809      42,027
                                     -------    -------   -------  -------     -------     -------

Cost and Expenses
  Operating expenses                  12,012      9,784    21,423   17,625      42,284      37,769
  Interest expense, net                   71          6       145       20         496           -
  Income taxes                           352        409     1,399    1,251       2,082       2,518
                                     -------    -------   -------  -------     -------     -------
                                      12,435     10,199    22,967   18,896      44,862      40,287
                                     -------    -------   -------  -------     -------     -------

Net income                           $   590    $   602   $ 2,489  $ 1,894     $ 2,947     $ 1,740
                                     =======    =======   =======  =======     =======     =======
Earnings per share of common
  stock attributed to subsidiaries     $0.01      $0.01     $0.04    $0.03       $0.05       $0.03

                     SELECTED FINANCIAL AND OPERATING DATA
                     -------------------------------------
                             (Dollars in Thousands)

                                    3 Months Ended              6 Months Ended             12 Months Ended
                                        June 30                     June 30                    June 30
                               -----------------------     -----------------------     -----------------------
                                  1995         1994           1995         1994           1995         1994
                               ----------   ----------     ----------   ----------     ----------   ----------
Electric Revenues
- -----------------

Residential                       $65,320      $63,216       $149,911     $155,964       $306,170     $319,337
Commercial                         59,947       56,620        118,748      116,119        245,135      244,026
Industrial                         36,847       35,586         72,911       70,372        148,133      148,796
Resale                             10,572       22,887         26,670       52,436         79,584      107,513
Other Sales Revenues (1)            5,767        7,798          3,942        5,076          5,682        8,390
                               ----------   ----------     ----------   ----------     ----------   ----------

Sales Revenues                    178,453      186,107        372,182      399,967        784,704      828,062
Interchange Deliveries             10,929        9,804         29,802       36,764         55,426       73,189
Miscellaneous Revenues              2,977        2,023          5,784        3,956         10,065        8,574
                               ----------   ----------     ----------   ----------     ----------   ----------

Total Electric Revenues          $192,359     $197,934       $407,768     $440,687       $850,195     $909,825
                               ==========   ==========     ==========   ==========     ==========   ==========

Electric Sales
- --------------
  (1000 kWh)

Residential                       710,698      699,328      1,750,702    1,876,145      3,453,300    3,649,096
Commercial                        832,249      796,587      1,709,908    1,688,736      3,482,230    3,435,815
Industrial                        801,694      801,563      1,602,739    1,572,630      3,278,240    3,247,472
Resale                            215,755      475,237        535,997    1,071,758      1,630,393    2,198,839
Other sales (2)                    30,272       69,867        (16,915)       4,513         29,568       74,867
                               ----------   ----------     ----------   ----------     ----------   ----------

Total Electric Sales            2,590,668    2,842,582      5,582,431    6,213,782     11,873,731   12,606,089
                               ==========   ==========     ==========   ==========     ==========   ==========

Gas Revenues
- ------------

Sales (1)                         $20,369      $20,136        $61,959      $69,498        $98,727     $107,851
Gas Transportation Revenues           401          276            883          448          1,626          698
Miscellaneous Revenues                 99          119            218          226            441          447
                               ----------   ----------     ----------   ----------     ----------   ----------

Total Gas Revenues                $20,869      $20,531        $63,060      $70,172       $100,794     $108,996
                               ==========   ==========     ==========   ==========     ==========   ==========

Gas Sales and Gas Transported
- -----------------------------
  (1000 mcf)

Sales (2)                           3,603        3,096         10,804       10,976         17,915       18,734
Gas Transported                       587          532          1,324          860          2,719        1,399
                               ----------   ----------     ----------   ----------     ----------   ----------

Total                               4,190        3,628         12,128       11,836         20,634       20,133
                               ==========   ==========     ==========   ==========     ==========   ==========

                                    June 30, 1995             December 31, 1994             June 30, 1994
                                   $            %              $            %              $            %
                               ----------   ----------     ----------   ----------     ----------   ----------
Capitalization
- --------------

Variable Rate Demand Bonds (3)    $71,500          3.5        $71,500          3.8        $41,500          2.3
Long-Term Debt                    879,523         43.6        774,558         40.8        746,566         40.5
Preferred Stock                   168,085          8.3        168,085          8.8        168,085          9.1
Common Stockholders' Equity       899,666         44.6        884,169         46.6        886,785         48.1
                               ----------   ----------     ----------   ----------     ----------   ----------

Total                          $2,018,774        100.0     $1,898,312        100.0     $1,842,936        100.0
                               ==========   ==========     ==========   ==========     ==========   ==========

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


EARNINGS
- --------

The earnings per average share of common stock attributed to the core utility business and non-utility subsidiaries are shown below.

                              Three Months       Six Months        Twelve Months
                                 Ended             Ended               Ended
                            ----------------   ----------------   ----------------
                            6/30/95  6/30/94   6/30/95  6/30/94   6/30/95  6/30/94
                            -------  -------   -------  -------   -------  -------
Core Utility
  Operations                  $0.27    $0.30     $0.79    $0.91     $1.69    $1.82
  Early Retirement Offer          -        -         -        -     (0.18)       -
                            -------  -------   -------  -------   -------  -------
                               0.27     0.30      0.79     0.91      1.51     1.82
Nonutility Subsidiaries        0.01     0.01      0.04     0.03      0.05     0.03
                            -------  -------   -------  -------   -------  -------
                              $0.28    $0.31     $0.83    $0.94     $1.56    $1.85
                            =======  =======   =======  =======   =======  =======

The components of change from the prior year in core utility earnings are shown below:

                                               Increase (Decrease) in Earnings Per Share
                                            ------------------------------------------------
                                            Three Months      Six Months       Twelve Months
                                                Ended            Ended             Ended
                                               June 30          June 30           June 30
                                            1995 vs 1994     1995 vs 1994      1995 vs 1994
                                            ------------     ------------      -------------
Operations
  Revenues, net of fuel expense
    Rate increases                              $0.01            $0.03             $0.04
    Portion of electric resale business
        supplied by another utility             (0.06)           (0.13)            (0.13)
    Sales volume and other                       0.01            (0.08)            (0.17)
  Operation and maintenance expense              0.04             0.09              0.15
  Other                                         (0.03)           (0.03)            (0.02)
                                               ------           ------            ------
                                                (0.03)           (0.12)            (0.13)
Early Retirement Offer                              -                -             (0.18)
                                               ------           ------            ------
                                               ($0.03)          ($0.12)           ($0.31)
                                               ======           ======            ======

CORE UTILITY EARNINGS
- ---------------------

Earnings per share from core utility operations decreased by $0.03, $0.12, and $0.13 for the three-, six-, and twelve-month periods ended June 30, 1995, respectively, compared to the same periods last year. These decreases in all three periods were primarily due to lower electric sales resulting from moderate weather conditions. Decreased net electric revenues in all three periods related to a resale customer's purchase of about one-half of its power from another utility beginning January 1995 were offset through cost reduction efforts and modest price increases pursuant to the Company's "Three-Legged Stool" strategy, as described further under "Outlook" on page
12. In addition to these factors, the twelve-month period earnings per share comparison also reflects an $0.18 decrease due to an early retirement offer
(ERO) which was recorded in the third quarter of 1994.

As discussed in Note 3 to the Consolidated Financial Statements, the Company purchased COPCO on June 19, 1995, and, accordingly, operating results from the new Conowingo District have been included in the Company's Consolidated Statements of Income since June 19, 1995. Conowingo District operating results are expected to have a minimal effect on total 1995 consolidated earnings. The Company expects Conowingo District operations will add to earnings over time.

OUTLOOK
- -------

As further discussed in Part II, Item 5(E) on Page 18, Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively, due to operational problems and maintenance concerns. Public Service Electric and Gas Company (PSE&G) expects Units 1 and 2 will return to service in the first and second quarters of 1996, respectively. Based on information provided by PSE&G, the Company estimates that its share of additional costs related to the outage will consist of operation and maintenance costs of approximately $3 million (to be incurred primarily in 1995) and replacement power costs while the units are out of service of approximately $800,000 per month per unit. Replacement power costs for 1995 are estimated to range from $7 million to $12 million. The Company cannot determine at this time whether the additional costs will be recoverable.

As previously disclosed under "Strategic Plans for Competition" in Part I of the Company's 1994 Annual Report on Form 10-K, the Company has a "Three-Legged Stool" strategy which includes three initiatives to aid the Company in achieving its financial goals of maintaining the current dividend level, growing earnings, and earning a return on equity of at least 11.5%, while keeping prices competitive. Through the first six months of 1995, the Company is on target to meet its year-end goal of at least an 11.5% return on equity. Continued achievement of this goal is dependent, in part, on the recoverability of the additional costs related to the Salem outage. However, the Company believes that it can manage the financial impact of the Salem outage in order to keep its financial goals on track.

A recent example of the Company's efforts to increase sales involves the Company's intensified economic development activities. Through public/private partnerships with state agencies, the Company has been a major player in the effort to bring Scott Paper Company, Ionics Inc., and Zenith Products to the Delmarva peninsula. These companies will add 1,000 new jobs in the Company's service territory and $1.5 million in annual electric and natural gas revenues. In addition, on August 4, 1995, the Company filed an Economic Development Rate and a Negotiated Contract Rate with the Delaware Public Service Commission (DPSC) as further discussed on page 18.


ELECTRIC REVENUES AND SALES
- ---------------------------

Details of the changes in the various components of electric revenues are shown below:

                             Increase (Decrease) in Electric Revenues
                               From Comparable Period in Prior Year
                             ----------------------------------------
                                      (Dollars in Millions)

                                              Three      Six      Twelve
                                              Months    Months    Months
                                              ------    ------    ------
          Non-fuel (Base Rate) Revenues
            Increased Rates                     $0.7    $  0.7     $ 0.9
            Portion of Resale Business
                Supplied by Another Utility     (6.2)    (12.3)    (12.3)
            Conowingo District                   3.6       3.6       3.6
            Sales Volume and Other              (1.7)     (8.7)    (16.3)
          Fuel Revenues                         (3.1)     (9.3)    (17.8)
          Interchange Delivery Revenues          1.1      (7.0)    (17.7)
                                              ------    ------    ------
               Total                           ($5.6)   ($33.0)   ($59.6)
                                              ======    ======    ======

Electric Non-Fuel (Base Rate) Revenues
- --------------------------------------

The electric non-fuel (base rate) revenue increases shown above as "Increased Rates" reflect a $4.5 million annual increase in Delaware effective May 1, 1995.

Electric non-fuel revenues decreased $6.2 million for the three-month period and $12.3 million for the six- and twelve-month periods because one of the Company's resale customers, Old Dominion Electric Cooperative (ODEC), began purchasing about one-half of its electricity from another utility on January 1, 1995.

Electric non-fuel revenues increased $3.6 million in all three periods from Conowingo District electric sales beginning June 19, 1995. The Conowingo District electric non-fuel revenues were offset by operating and financing costs resulting in little effect on earnings in the current year periods.

Excluding the lost sales to ODEC and the additional Conowingo District sales, electric non-fuel revenues from "Sales Volume and Other" variances decreased $1.7 million, $8.7 million, and $16.3 million for the three-, six-, and twelve-month periods primarily due to decreased sales in the weather-sensitive residential and resale classes. Weather conditions in the Company's service territory included milder winter heating and summer cooling seasons than in the previous year. Partially offsetting the effect of weather on current period sales were higher commercial sales, reflecting a stronger economy, and annual customer growth of 1.6%.

Electric Fuel Revenues
- ----------------------

Electric fuel costs billed to customers, or fuel revenues, generally do not affect net income, since the expense recognized as fuel costs is adjusted to match the fuel revenues. The amount of under- or over-recovered fuel costs is deferred until it is subsequently recovered from or returned to utility customers. For the three- and six-month periods, fuel revenues decreased $3.1 million and $9.3 million, respectively, primarily due to lower kilowatthour (kWh) sales. Fuel revenues decreased $17.8 million for the twelve-month period due to lower kWh sales as well as lower fuel rates which reflect lower fuel costs.

Interchange Delivery Revenues
- -----------------------------

Interchange delivery revenues are reflected in the calculation of rates charged to customers under fuel adjustment clauses and, thus, do not generally affect net income. Interchange delivery revenues benefit customers by reducing the effective cost of fuel billed to customers. For the three-month period, interchange delivery revenues increased $1.1 million primarily from higher sales to the City of Dover, Delaware (Dover) as a result of decreased generation from units Dover operates. For the six- and twelve-month periods, interchange delivery revenues decreased $7.0 million and $17.7 million, respectively, mainly due to lower sales and billing rates to the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Interconnection), partially offset by higher sales to Dover.


GAS REVENUES, SALES, AND TRANSPORTATION
- ---------------------------------------

Details of the changes in the various components of gas revenues are shown below:

                      Increase (Decrease) in Gas Revenues
                      From Comparable Period in Prior Year
                      ------------------------------------
                             (Dollars in Millions)

                                             Three     Six     Twelve
                                             Months   Months   Months
                                             ------   ------   ------
          Non-fuel (Base Rate) Revenues
            Rate Increase                     $ 0.6    $ 2.2    $ 2.8
            Sales Volume and Other              0.6     (1.1)    (1.1)
          Fuel Revenues                        (0.9)    (8.2)    (9.9)
                                             ------   ------   ------
               Total                          $ 0.3    ($7.1)   ($8.2)
                                             ======   ======   ======

The gas non-fuel (base rate) revenue increases for all periods shown as "Rate Increase" are due to a $3.1 million annual increase effective November 1, 1994.

Gas non-fuel revenues from "Sales Volume and Other" variances were caused primarily by weather conditions. The three-month increase of $0.6 million resulted from a 12.5% increase in firm sales due mainly to cooler spring weather than in the prior year. The six- and twelve-month decreases of $1.1 million resulted from decreases in firm sales of 5.9% and 8.0%, respectively, due mainly to a milder heating season than in the prior year. The impact of weather on sales for the six- and twelve-month periods was mitigated by 3.0% annual customer growth. Due to increased non-firm sales and gas transported, which are billed at lower rates than sales to firm customers, total gas sold and transported increased 2.5% for the six- and twelve-month periods.

Gas fuel revenues decreased in all periods primarily due to lower average fuel rates charged to customers due to lower costs for purchased gas.


ELECTRIC FUEL AND PURCHASED POWER EXPENSES
- ------------------------------------------

The components of the changes in electric fuel and purchased power expenses are shown in the table below:

                    Increase (Decrease) in Electric Fuel and
              Purchased Power from Comparable Period in Prior Year
              ----------------------------------------------------
                              (Dollars in Millions)

                                               Three     Six     Twelve
                                               Months   Months   Months
                                               ------   ------   ------
          Average Cost of Electric Fuel
           and Purchased Power                  ($5.9)  ($17.0)  ($26.6)
          Decreased kWh Output                   (2.6)   (11.6)   (18.3)
          Deferral of Fuel Costs                  7.1     12.6     10.4
                                               ------   ------   ------
               Total                            ($1.4)  ($16.0)  ($34.5)
                                               ======   ======   ======

For the three-, six-, and twelve-month periods, the average cost of electric fuel and purchased power expenses decreased $5.9 million, $17.0 million, and $26.6 million, respectively, primarily due to lower priced purchased power. Greater output from lower priced gas generation also contributed to the lower average cost per kWh of output for the six- and twelve-month periods.

Expenses decreased $2.6 million, $11.6 million, and $18.3 million for the three-, six-, and twelve-month periods, respectively, due to lower kWh output which was attributed to lower demand within the Company's service territory and the region served by the PJM Interconnection.

Expenses increased in all three periods due to variances in fuel costs deferred and subsequently amortized under the Company's fuel adjustment clauses.
The kWh output required to serve load within the Company's service territory is basically equivalent to total output less interchange deliveries. For the twelve months ended June 30, 1995, the Company's output for load within its service territory was provided by 42% coal generation, 31% oil and gas generation, 16% nuclear generation, and 11% net purchased power.

OPERATION AND MAINTENANCE EXPENSE
- ---------------------------------

Operation and maintenance expense decreased $4.1 million for the three months ended June 30, 1995, primarily due to lower plant maintenance expenses and lower salaries and wages as a result of the 1994 ERO. For the six-month period, operation and maintenance expense decreased $8.4 million mainly due to salary and wage expense savings from the ERO and lower storm damage expenses. For the twelve months ended June 30, 1995, operation and maintenance expense increased $3.2 million. Increased costs, primarily due to the $17.5 million ERO charge recorded in the third quarter of 1994, were largely offset by a reduction in pension expense, salary and wage expense savings from the ERO, and lower storm damage expenses.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

For the six months ended June 30, 1995, utility construction expenditures were $55 million compared to $65 million for the same period last year. Internally generated funds (net cash provided by operating activities less common and preferred dividends) provided 158% of the cash required for construction for the six months ended June 30, 1995, compared to 85% for the same period last year. For the twelve months ended June 30, 1995, and June 30, 1994, utility construction expenditures were $145 million. Internally generated funds provided 108% and 84% of the cash required for construction during the twelve months ended June 30, 1995, and June 30, 1994, respectively.

On June 19, 1995, the Company acquired COPCO for $150 million ($148.8 million net of cash acquired). The Company financed the acquisition with the issuance of the following debt: $100 million of 7.71% First Mortgage Bonds due in 2025, $25.8 million of 6.95% First Mortgage Bonds (Amortizing Bonds) with annual principal installments payable each year beginning in 1997 and continuing through 2008, and $24.2 million of short-term debt which the Company intends to refinance with long-term securities and has classified under its term loan.

During the six months ended June 30, 1995, the Company's term loan balance decreased $20.2 million as a result of repayment of the $45 million balance at December 31, 1994 and the subsequent increase related to the COPCO acquisition.

Mainly due to the long-term debt issued to acquire COPCO, long-term debt and variable rate demand bonds as a percent of capitalization increased from 44.6% as of December 31, 1994 to 47.1% as of June 30, 1995. Also, common stockholders' equity decreased from 46.6% as of December 31, 1994 to 44.6% as of June 30, 1995. Through its DRIP, the Company will raise approximately $25 million of common equity per year in order to manage its capital structure and, thereby, maintain its capital structure at a level that supports its A/A2 senior debt rating.

RATIO OF EARNINGS TO FIXED CHARGES
- ----------------------------------

The Company's ratios of earnings to fixed charges under the Securities and Exchange Commission (SEC) Method are shown below:


                                            12 Months
                                              Ended               Year Ended December 31,
                                             June 30,    ------------------------------------------
                                              1995        1994     1993     1992     1991     1990
                                            ---------    -----     ----     ----     ----     ----
Ratio of Earnings to Fixed Charges
    (SEC Method)..........................    3.32X       3.49X    3.47X    3.03X    2.58X    3.03X

Ratio of Earnings to Fixed Charges
    (SEC Method) as Adjusted..............    3.56X       3.74X    3.47X    2.78X    2.58X    2.89X



Adjusted ratios reflect the following pre-tax amounts: for the twelve months ended June 30, 1995 and for 1994, the exclusion of a $17.5 million early retirement offer charge; for 1992, the exclusion of an $18.5 million gain from the Company's share of a settlement reached in the lawsuit against PECO in connection with the shutdown of Peach Bottom; and for 1990, the exclusion of a $62.5 million write-off of an investment in certain non-regulated subsidiary projects.

Under the SEC Method, earnings, including Allowance for Funds Used During Construction (AFUDC), have been computed by adding income taxes and fixed charges to net income. Fixed charges include gross interest expense and the estimated interest component of rentals. Net income and income taxes related to the cumulative effect of a change in accounting for unbilled revenues recorded in 1991 are excluded from the computation of these ratios.


NONUTILITY SUBSIDIARIES
- -----------------------

Information on the Company's nonutility subsidiaries, in addition to the following discussion, can be found in Note 8 to the Consolidated Financial Statements.

Earnings per share of nonutility subsidiaries were $0.01 for both the second quarter of 1995 and 1994. The current year period included a gain on the sale of a leveraged lease interest. This gain was offset by gains from the sale of real estate and better operating results of the solid waste group in the prior year period.

For the six-month periods ended June 30, 1995 and 1994, earnings per share of non-utility subsidiaries were $0.04 and $0.03, respectively. The $0.01 increase was primarily due to higher recoveries of previously written-off joint venture assets and the gain on the sale of a leveraged lease interest. These earnings increases were largely offset by gains from the sale of real estate and better operating results of the solid waste group in the prior year period.

Nonutility subsidiaries earned $0.05 and $0.03 for the twelve-month periods ended June 30, 1995 and 1994, respectively. The $0.02 increase was primarily due to higher recoveries of previously written-off joint venture assets and the gain on the sale of a leveraged lease interest. These earnings increases were partially offset by an adjustment in the current period to the realizable value of oil and gas wells and gains from the sale of real estate in the prior period.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 5. Other Information
- -------------------------

A)   Integrated Resource Plan
     ------------------------

     The Company recently completed the annual update of its integrated resource plan. This plan identifies resources expected to be used to meet customers' energy needs. Highlights of the plan through the year 2000 are as follows:

     - In recognition of the changing nature of the electric utility industry, the plan continues to stress flexibility;

     - The plan does not require significant capital commitments over the next two years; and

     - Beginning in 1998, it appears the Company will need additional resources to meet its customer needs. Because of the current excess generating capacity that exists in the region, and the level of uncertainty in the industry, the Company plans to use short-term market purchases to potentially meet all of its needs through 2000.

B)   Record System Peak Load
     -----------------------

     On August 4, 1995, during a period of abnormally hot weather, the Company's electrical system reached an all-time record peak load of 2,774 MW. The Company's previous record peak of 2,551 MW occurred on July 8, 1994. On a preliminary basis, it appears that the new record peak load varied only slightly from the Company's current year forecast, considering normal weather conditions and load management implementation.

C)   Regulatory Reform
     -----------------

     As previously reported in Part I of the Company's 1994 Annual Report on Form 10-K, in 1993, the Governor of Delaware convened a Public Utility Regulatory Task Force. On June 12, 1995, the Governor signed legislation implementing certain changes to the regulation process that had been recommended by the task force.

     The key elements of the legislation are as follows:

       (1) The DPSC is authorized to (a) deregulate utility businesses when a competitive market exists and (b) implement alternative forms of regulation which depart from traditional rate base, rate of return regulation;

       (2) The DPSC can authorize special rates for economic development purposes such as attracting new customers and preventing the loss of existing customers;

       (3) The process through which the DPSC approves a public utility's proposed issuances of debt and equity securities has been streamlined;

       (4) The DPSC is authorized to conduct rate proceedings in which the number or type of issues are limited; and

       (5) The DPSC is encouraged to resolve issues through the use of settlements.

D)   Economic Development Rate
     -------------------------

     On August 4, 1995, the Company filed an Economic Development Rate (EDR) with the DPSC. The Company's proposed EDR reflects the guidelines promulgated by the above-described regulatory reform legislation. The EDR provides a discount which is set at a level such that revenues are sufficient to recover all variable costs and contribute towards fixed costs. In conjunction with the EDR, the Company also filed a Negotiated Contract Rate which will meet special needs and opportunities for businesses which cannot otherwise be accommodated by the Company's standard tariffs or the EDR.

E)   Salem Nuclear Generating Station
     --------------------------------

     As previously reported, due to operational problems and maintenance concerns, PSE&G removed Salem Unit 1 and Unit 2 from service on May 16, 1995 and June 7, 1995, respectively. PSE&G subsequently informed the Nuclear Regulatory Commission (NRC) that it had determined to keep the Salem units shut down pending review and resolution of certain equipment and management issues, and NRC agreement that each unit is sufficiently prepared to restart. On June 9, 1995, the NRC issued a Confirmatory Action Letter documenting these commitments by PSE&G.

     Also on June 9, 1995, the NRC reported the results of a NRC Special Inspection Team (SIT) it formed to assess how effectively Salem is currently performing from a safety perspective in the areas of problem identification, prioritizing and conducting work on plant equipment, and management oversight of plant performance. While the SIT identified some areas of strength at Salem as well as areas where improvements are being made, including equipment problem identification systems and some aspects of work control and root cause analysis, the team also identified a number of findings that reveal that the day-to-day focus on priority issues and trends were not managed well from a safety perspective. In the report the NRC noted its concern that the SIT found that historically poor performance in the areas of configuration control, operator work-arounds and equipment operability determinations, have not substantially improved and constitute a burden on the plant operators to safely operate the Salem units, especially during plant events.

     As previously reported, PSE&G is engaged in a thorough assessment of equipment issues that have affected Salem's operation and the related management systems and will keep the units off line until it is satisfied that they are ready to return to service and operate reliably over the long term. While PSE&G has not yet finalized its analysis and assessment activities, it currently estimates that Unit 1 will be ready to return to service in the first quarter of 1996 and Unit 2 during the second quarter of 1996, although no assurances can be given. During the outage, Unit 1 will undergo a previously scheduled refueling and Unit 2 will undergo a partial refueling which will allow PSE&G to eliminate a full refueling outage for Unit 2 scheduled for 1996. The restart plan is focused on improving equipment reliability over the plant operations.

     PSE&G has developed and is implementing a number of detailed action plans designed to improve performance in a number of key areas. Before restarting the units, PSE&G will complete a thorough review of station systems and gain concurrence from the NRC that management action has positioned the plant for reliable and safe operation.

     PSE&G has recently undertaken a number of senior nuclear management changes, including the hiring from outside of PSE&G of a Senior Vice President - Nuclear Operations, a Senior Vice President - Nuclear Engineering, a General Manager - Salem Operations, and a Director - Quality Assurance and Nuclear Safety Review. PSE&G is committed to achieving high standards of safety and operational performance for its nuclear program. PSE&G's objective is to restart and run the Salem plants in accord with these standards so as to assure long-term reliability and reduce overall production costs in order to provide customers serviced by Salem with reliable and economic energy.

     As part of PSE&G's ongoing coordination with the NRC regarding the restart of the Salem units, on August 10, 1995, PSE&G met with representatives of the NRC concerning the Salem restart plan. PSE&G presented an overview of the restart plan and discussed independent oversight and engineering performance issues to gain alignment with the NRC's expectations for improvement at Salem.

     Based on information provided by PSE&G, the Company estimates that its share of additional costs related to the outage will consist of operation and maintenance costs of approximately $3 million (to be incurred primarily in 1995) and replacement power costs while the units are out of service of approximately $800,000 per month per unit. Replacement power costs for 1995 are estimated to range from $7 million to $12 million. The Company cannot determine at this time whether the additional costs will be recoverable.

     A Salem NRC enforcement conference, originally scheduled for June 1, 1995, was held on July 28, 1995. Apparent violations discussed included valves that were incorrectly positioned following a plant modification in May 1993, nonconservatisms in setpoints for a pressurizer overpressure protection system, and several examples of inadequate root cause determination of events leading to insufficient corrective actions at Salem. The Company cannot predict what action, if any, the NRC may take as a result of the enforcement conference.


F)   Peach Bottom Atomic Power Station
     ---------------------------------

     On August 2, 1995, the NRC held an enforcement conference regarding three alleged violations identified by the NRC at Peach Bottom. The NRC's findings include alleged violations in control and design activities and technical specification requirements regarding operability of the emergency diesel generators. The Company cannot predict what action, if any, the NRC may take as a result of the enforcement conference.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

A) Exhibits
   --------

Exhibit 12, Computation of Ratio of Earnings to Fixed Charges.
Exhibit 27, Financial Data Schedule.

B) Reports on Form 8-K
   -------------------

A Report on Form 8-K dated June 14, 1995, announcing the shutdown of Salem Units 1 and 2 and PSE&G's decision to keep the units shut down pending the resolution of certain issues was filed with the Commission.

A Report on Form 8-K dated July 20, 1995, updating matters related to Salem Units 1 and 2 previously reported was filed with the Commission.

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




                                    Delmarva Power & Light Company
                                    ------------------------------
                                            (Registrant)




Date:   August 11, 1995             /s/ B. S. Graham
                                    --------------------------------------
                                    B. S. Graham, Senior Vice President,
                                    Treasurer, and Chief Financial Officer

                                 EXHIBIT INDEX





                                                        Exhibit    Page
                                                        Number    Number
                                                        -------   ------

Computation of ratio of earnings to fixed charges          12       22

Financial Data Schedule                                    27       23