Form 10-Q
period 1995-09-30
DELMARVA POWER & LIGHT CO /DE/
filed 1995-11-14
CIK 27879

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1995
                               ----------------------------------------------
                                       OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission file number     1-1405

                         Delmarva Power & Light Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware and Virginia                                   51-0084283
----------------------------                            -------------------
  (States of incorporation)                             (I.R.S. Employer
                                                        Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware     19899
---------------------------------------------------   ----------
    (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code    302-429-3359
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

                                                   Yes   X       No
                                                       -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at October 31, 1995
-----------------------------                  -------------------------------
Common Stock, $2.25 par value                          60,719,697 Shares

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------

                               Table of Contents
                               -----------------


                                                                       Page No.


 Part I.    Financial Information:

              Consolidated Balance Sheets as of September 30, 1995
              and December 31, 1994..................................       2-3

              Consolidated Statements of Income for the three, nine,
              and twelve months ended September 30, 1995 and 1994....         4

              Consolidated Statements of Cash Flows for the nine
              and twelve months ended September 30, 1995 and 1994....         5

              Notes to Consolidated Financial Statements.............       6-8

              Selected Financial and Operating Data..................         9

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................     10-17

Part II.   Other Information and Signature...........................     18-24

                         PART I.  FINANCIAL INFORMATION

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                             ----------------------


                                                       September 30,     December 31,
                                                           1995              1994
                                                       -------------     ------------
                                                        (Unaudited)
                     ASSETS
                     ------
UTILITY PLANT, AT ORIGINAL COST:
   Electric...........................................   $2,928,153       $2,676,871
   Gas................................................      205,459          196,188
   Common.............................................      129,756          120,933
                                                       -------------     ------------
                                                          3,263,368        2,993,992
   Less:  Accumulated depreciation....................    1,164,661        1,062,565
                                                       -------------     ------------
   Net utility plant in service.......................    2,098,707        1,931,427
   Construction work-in-progress......................       79,456           85,220
   Leased nuclear fuel, at amortized cost.............       32,233           30,349
                                                       -------------     ------------
                                                          2,210,396        2,046,996
                                                       -------------     ------------

INVESTMENTS AND NONUTILITY PROPERTY:
   Investment in leveraged leases.....................       48,647           49,595
   Funds held by trustee..............................       33,322           32,824
   Other investments and nonutility property, net.....       55,549           57,289
                                                       -------------     ------------
                                                            137,518          139,708
                                                       -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents..........................       37,367           25,029
   Accounts receivable:
       Customers......................................      110,031           93,739
       Other..........................................       12,967           15,144
   Inventories, at average cost:
       Fuel (coal, oil, and gas)......................       27,514           48,262
       Materials and supplies.........................       38,240           37,055
   Prepayments........................................        9,186            9,014
   Deferred income taxes, net.........................        7,994            9,276
                                                       -------------     ------------
                                                            243,299          237,519
                                                       -------------     ------------

DEFERRED CHARGES AND OTHER ASSETS:
   Unamortized debt expense...........................       12,406           11,387
   Deferred debt refinancing costs....................       24,624           26,530
   Deferred recoverable plant costs...................       10,367           12,693
   Deferred recoverable income taxes..................      150,739          149,206
   Other..............................................       52,082           45,746
                                                       -------------     ------------
                                                            250,218          245,562
                                                       -------------     ------------

TOTAL ASSETS                                             $2,841,431       $2,669,785
                                                       =============     ============

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                             ----------------------


                                                       September 30,     December 31,
                                                           1995              1994
                                                       -------------     ------------
                                                        (Unaudited)
          CAPITALIZATION AND LIABILITIES
          ------------------------------
CAPITALIZATION:
   Common stock.......................................     $136,098         $133,970
   Additional paid-in capital.........................      500,847          484,377
   Retained earnings..................................      287,744          267,002
   Unearned compensation..............................       (1,697)          (1,180)
                                                       -------------     ------------

       Total common stockholders' equity..............      922,992          884,169

   Preferred stock....................................      168,085          168,085

   Long-term debt.....................................      854,446          774,558
                                                       -------------     ------------
                                                          1,945,523        1,826,812
                                                       -------------     ------------

CURRENT LIABILITIES:
   Short-term debt....................................       30,353           10,000
   Long-term debt due within one year.................        1,459            1,399
   Variable rate demand bonds.........................       86,500           71,500
   Accounts payable...................................       57,229           59,596
   Taxes accrued......................................        5,003            7,264
   Interest accrued...................................       20,742           15,459
   Dividends declared.................................       23,349           22,831
   Current capital lease obligation...................       12,616           12,571
   Deferred energy costs..............................       14,450           12,241
   Other..............................................       35,999           27,538
                                                       -------------     ------------
                                                            287,700          240,399
                                                       -------------     ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes, net.........................      512,351          505,435
   Deferred investment tax credits....................       45,627           47,577
   Long-term capital lease obligation.................       21,378           19,660
   Other..............................................       28,852           29,902
                                                       -------------     ------------
                                                            608,208          602,574
                                                       -------------     ------------

TOTAL CAPITALIZATION AND LIABILITIES                     $2,841,431       $2,669,785
                                                       =============     ============

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------


                                                      Three Months Ended         Nine Months Ended        Twelve Months Ended
                                                         September 30              September 30              September 30
                                                    ----------------------    ----------------------    ----------------------
                                                       1995         1994         1995         1994         1995         1994
                                                    ---------    ---------    ---------    ---------    ---------    ---------
OPERATING REVENUES
 Electric.........................................   $278,123     $248,309     $685,891     $688,996     $880,008     $894,144
 Gas..............................................      4,942       12,292       68,002       82,464       93,445      109,893
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                      283,065      260,601      753,893      771,460      973,453    1,004,037
                                                    ---------    ---------    ---------    ---------    ---------    ---------

OPERATING EXPENSES
 Electric fuel and purchased power................     77,122       70,610      207,810      217,325      273,055      291,127
 Gas purchased....................................        169        7,318       35,935       50,039       49,710       65,491
 Operation and maintenance........................     76,632       83,971      191,362      207,055      251,513      278,016
 Depreciation.....................................     29,309       27,749       83,550       81,620      111,453      108,144
 Taxes other than income taxes....................     10,411       10,212       29,310       29,923       37,972       38,782
 Income taxes.....................................     28,462       17,820       62,536       54,813       73,888       64,186
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                      222,105      217,680      610,503      640,775      797,591      845,746
                                                    ---------    ---------    ---------    ---------    ---------    ---------
OPERATING INCOME..................................     60,960       42,921      143,390      130,685      175,862      158,291
                                                    ---------    ---------    ---------    ---------    ---------    ---------

OTHER INCOME
 Nonutility Subsidiaries
  Revenues and gains..............................      9,329       11,027       34,785       31,783       46,147       43,993
  Expenses including interest and income taxes....     (9,373)     (10,576)     (32,340)     (29,438)     (43,693)     (41,610)
                                                    ---------    ---------    ---------    ---------    ---------    ---------
       Net earnings of nonutility subsidiaries....        (44)         451        2,445        2,345        2,454        2,383
 Allowance for equity funds used during
   construction...................................         91          852          462        2,577        1,275        3,211
 Other income, net of income taxes................       (267)         143          381         (884)         978         (384)
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                         (220)       1,446        3,288        4,038        4,707        5,210
                                                    ---------    ---------    ---------    ---------    ---------    ---------
INCOME BEFORE UTILITY INTEREST CHARGES............     60,740       44,367      146,678      134,723      180,569      163,501
                                                    ---------    ---------    ---------    ---------    ---------    ---------

UTILITY INTEREST CHARGES
 Interest expense.................................     18,288       15,456       50,460       46,280       66,255       61,841
 Allowance for borrowed funds used during
   construction...................................       (262)        (455)      (1,348)      (1,340)      (1,782)      (1,747)
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                       18,026       15,001       49,112       44,940       64,473       60,094
                                                    ---------    ---------    ---------    ---------    ---------    ---------

NET INCOME........................................     42,714       29,366       97,566       89,783      116,096      103,407
DIVIDENDS ON PREFERRED STOCK......................      2,476        2,358        7,477        6,945        9,902        9,475
                                                    ---------    ---------    ---------    ---------    ---------    ---------
EARNINGS APPLICABLE TO COMMON STOCK...............    $40,238      $27,008      $90,089      $82,838     $106,194      $93,932
                                                    =========    =========    =========    =========    =========    =========

COMMON STOCK
 Average shares outstanding (000).................     60,372       59,542       60,073       59,322       59,940       59,164
 Earnings per average share.......................      $0.67        $0.46        $1.50        $1.40        $1.77        $1.59
 Dividends declared per share.....................  $0.38 1/2    $0.38 1/2    $1.15 1/2    $1.15 1/2        $1.54        $1.54


See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------

                                                                      Nine Months Ended            Twelve Months Ended
                                                                         September 30                  September 30
                                                                    ----------------------        ----------------------
                                                                      1995          1994            1995          1994
                                                                    --------      --------        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...................................................    $97,566       $89,783        $116,096      $103,407
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization.............................     89,872        90,321         120,354       118,542
       Allowance for equity funds used during construction.......       (462)       (2,577)         (1,275)       (3,211)
       Investment tax credit adjustments, net....................     (1,950)       (1,885)         (1,962)       (2,514)
       Deferred income taxes, net................................      6,664        (1,925)         13,418         6,488
       Provision for early retirement offer......................         --        17,500              --        17,500
       Net change in :
         Accounts receivable.....................................     (5,768)       10,312          (8,100)       13,430
         Inventories.............................................     20,090       (10,466)         10,261        (7,064)
         Accounts payable........................................     (2,603)       (9,180)         10,888        15,301
         Other current assets & liabilities*.....................      9,859        (4,433)          3,571       (39,167)
       Other, net................................................     (3,229)         (450)         (6,064)       (1,131)
                                                                    --------      --------        --------      --------
Net cash provided by operating activities........................    210,039       177,000         257,187       221,581
                                                                    --------      --------        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction expenditures, excluding AFUDC...................    (87,961)      (98,680)       (143,400)     (140,676)
    Allowance for borrowed funds used during construction........     (1,348)       (1,340)         (1,782)       (1,747)
    Acquisition of COPCO, net of cash acquired...................   (156,987)           --        (156,987)           --
    Cash flows from leveraged leases.............................      2,585         1,201           2,976         1,512
    Proceeds from sale of subsidiary property....................         --         4,596              --         4,596
    Investment in subsidiary projects and operations.............     (2,348)      (10,512)         (2,881)      (10,063)
    (Increase)/decrease in bond proceeds held in trust funds.....      2,626             7          (9,197)        4,343
    Deposits to nuclear decommissioning trust funds..............     (2,199)       (1,849)         (2,788)       (2,396)
    Other, net...................................................       (615)       (4,358)          1,407        (3,249)
                                                                    --------      --------        --------      --------
Net cash used by investing activities............................   (246,247)     (110,935)       (312,652)     (147,680)
                                                                    --------      --------        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends:   Common..........................................    (68,988)      (68,270)        (91,893)      (90,783)
                 Preferred.......................................     (7,319)       (7,030)         (9,753)       (9,686)
    Issuances:   Long-term debt..................................    125,800         4,640         125,800         4,640
                 Variable rate demand bonds......................     15,000            --          45,000        15,500
                 Common stock....................................     18,628        14,974          18,628        22,300
                 Preferred stock.................................         --            --              --        20,000
    Redemptions: Long-term debt..................................       (862)         (600)        (26,358)       (1,042)
                 Variable rate demand bonds......................         --            --              --       (15,500)
                 Common stock....................................     (1,253)         (794)         (1,253)         (799)
                 Preferred stock.................................         --            --              --       (28,280)
    Principal portion of capital lease payments..................     (6,322)       (8,701)         (8,901)      (10,398)
    Net change in term loan......................................    (45,000)        6,500         (16,500)       16,500
    Net change in short-term debt ...............................     20,353            --          30,353            --
    Cost of issuances and refinancings...........................     (1,491)         (210)         (1,882)       (2,115)
                                                                    --------      --------        --------      --------
Net cash provided/(used) by financing activities.................     48,546       (59,491)         63,241       (79,663)
                                                                    --------      --------        --------      --------
Net change in cash and cash equivalents..........................     12,338         6,574           7,776        (5,762)
Cash and cash equivalents at beginning of period.................     25,029        23,017          29,591        35,353
                                                                    --------      --------        --------      --------
Cash and cash equivalents at end of period.......................    $37,367       $29,591         $37,367       $29,591
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

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  INTERIM FINANCIAL STATEMENTS
    ----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The statements reflect all adjustments necessary in the opinion of the Company for a fair presentation of interim results. They should be read in conjunction with the Company's 1994 Annual Report to Stockholders, the Company's Reports on Form 10-Q for the first and second quarters of 1995, and Part II of this Report on Form 10-Q for additional relevant information.


2.  COMMON STOCK
    ------------

During the first nine months of 1995, the Company issued 944,623 shares of common stock for $18,628,000 primarily through the Dividend Reinvestment and Common Share Purchase Plan (DRIP). As of September 30, 1995,
60,486,629 shares of common stock were outstanding.


3.  DEBT
    ----

On August 30, 1995, the Schuylkill County Industrial Development Authority, Commonwealth of Pennsylvania, issued on behalf of Pine Grove Landfill, Inc. (Pine Grove), an indirect subsidiary of the Company, $15 million of Variable Rate Demand Revenue Bonds. The bonds are due on demand or at maturity on October 1, 2019 and are secured by a bank letter of credit. Proceeds from the bonds will be used to finance the past and future expansion of a landfill which is owned and operated by Pine Grove. The terms of the bonds and the use of the bonds as a source of long-term financing are similar to the terms and use of the Company's other outstanding Variable Rate Demand Bonds. For a description of the Company's Variable Rate Demand Bonds, see Note 12 to the Consolidated Financial Statements contained in the Company's 1994 Annual Report to Stockholders.

As of September 30, 1995, the Company had repaid its term loan which had a $45 million balance as of December 31, 1994.


4.  CONTINGENCIES
    -------------

Nuclear Insurance
-----------------

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

Environmental Matters
---------------------

As previously disclosed under "Hazardous Substances" on page I-20 of the Company's 1994 Annual Report on Form 10-K, the disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. The Company is currently a potentially responsible party at three federal superfund sites and is alleged to be a third-party contributor at two other federal superfund sites. The Company also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. The Company is currently participating with the States of Delaware and Maryland in evaluating the coal gasification sites to assess the extent of contamination and risk to the environment. The Company's current liabilities include $2 million representing the estimated site study and cleanup costs for federal and state superfund sites.

Other
-----

The Company is involved in certain other legal and administrative proceedings before various courts and governmental agencies concerning rates, fuel contracts, tax filings, and other matters. The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company's financial position or results of operations.


5.  SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

                                      Nine Months Ended      Twelve Months Ended
                                        September 30,           September 30,
                                     -------------------     -------------------
(Dollars in Thousands)                 1995       1994         1995       1994
                                     --------   --------     --------   --------
Cash paid for
  Interest, net of amounts
    capitalized                       $41,673    $39,766      $59,744    $57,010

  Income taxes, net of refunds        $64,691    $61,095      $71,413    $82,470

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

                                    Three Months Ended    Nine Months Ended    Twelve Months Ended
                                      September 30,         September 30,         September 30,
                                   -------------------   -------------------   -------------------
(Dollars in Thousands)               1995       1994       1995       1994       1995       1994
                                   --------   --------   --------   --------   --------   --------
Revenues and Gains
  Landfill and waste hauling        $ 3,502    $ 3,845   $ 10,277   $ 10,252    $14,211    $13,641
  Operating services                  5,084      5,073     18,262     15,672     25,059     22,543
  Other revenues                        343      1,845      1,054      4,546      1,432      5,898
  Leveraged leases                      121         74      1,638        191      1,719        232
  Other investment income               279        190      3,554      1,122      3,726      1,679
                                   --------   --------   --------   --------   --------   --------
                                      9,329     11,027     34,785     31,783     46,147     43,993
                                   --------   --------   --------   --------   --------   --------

Cost and Expenses
  Operating expenses                  9,322     10,112     30,745     27,704     41,527     39,317
  Interest expense, net                 124         42        269         61        579         --
  Income taxes                          (73)       422      1,326      1,673      1,587      2,293
                                   --------   --------   --------   --------   --------   --------
                                      9,373     10,576     32,340     29,438     43,693     41,610
                                   --------   --------   --------   --------   --------   --------

Net income                         $    (44)  $    451    $ 2,445    $ 2,345    $ 2,454    $ 2,383
                                   ========   ========   ========   ========   ========   ========

Earnings per share of common
 stock attributed to subsidiaries  $     --      $0.01      $0.04      $0.04      $0.04      $0.04


                     SELECTED FINANCIAL AND OPERATING DATA
                     -------------------------------------
                             (Dollars in Thousands)

                                      3 Months Ended                9 Months Ended               12 Months Ended
                                       September 30                  September 30                  September 30
                                 -------------------------     -------------------------     -------------------------
                                    1995           1994           1995           1994           1995           1994
                                 ----------     ----------     ----------     ----------     ----------     ----------
ELECTRIC REVENUES
-----------------

Residential                        $116,374        $95,193       $266,285       $251,157       $327,352       $314,931
Commercial                           84,530         72,943        203,278        189,062        256,722        242,636
Industrial                           43,538         40,038        116,449        110,410        151,633        147,188
Resale                               19,380         29,262         46,050         81,698         69,702        105,817
Other Sales Revenues (1)                505         (1,625)         4,447          3,451          7,812          7,507
                                 ----------     ----------     ----------     ----------     ----------     ----------

Sales Revenues                      264,327        235,811        636,509        635,778        813,221        818,079
Interchange Deliveries               10,640         10,393         40,442         47,157         55,673         67,677
Miscellaneous Revenues                3,156          2,105          8,940          6,061         11,114          8,388
                                 ----------     ----------     ----------     ----------     ----------     ----------

Total Electric Revenues            $278,123       $248,309       $685,891       $688,996       $880,008       $894,144
                                 ==========     ==========     ==========     ==========     ==========     ==========

ELECTRIC SALES
--------------
  (1000 kWh)

Residential                       1,194,218      1,006,522      2,944,920      2,882,667      3,640,996      3,609,012
Commercial                        1,114,054        982,682      2,823,962      2,671,418      3,613,602      3,441,538
Industrial                          909,555        854,651      2,512,294      2,427,281      3,333,144      3,246,193
Resale                              392,451        603,430        928,448      1,675,188      1,419,414      2,197,843
Other sales (2)                     (24,586)       (42,947)       (41,501)       (38,434)        47,929         68,934
                                 ----------     ----------     ----------     ----------     ----------     ----------

Total Electric Sales              3,585,692      3,404,338      9,168,123      9,618,120     12,055,085     12,563,520
                                 ==========     ==========     ==========     ==========     ==========     ==========

GAS REVENUES
------------

Sales (1)                            $4,290        $11,799        $66,249        $81,297        $91,218       $108,466
Gas Transportation Revenues             546            373          1,429            821          1,799            975
Miscellaneous Revenues                  106            120            324            346            428            452
                                 ----------     ----------     ----------     ----------     ----------     ----------

Total Gas Revenues                   $4,942        $12,292        $68,002        $82,464        $93,445       $109,893
                                 ==========     ==========     ==========     ==========     ==========     ==========

GAS SALES AND GAS TRANSPORTED
-----------------------------
  (1000 mcf)

Sales (2)                             2,124          2,140         12,928         13,116         17,899         18,577
Gas Transported                         793            684          2,117          1,544          2,828          1,838
                                 ----------     ----------     ----------     ----------     ----------     ----------

Total                                 2,917          2,824         15,045         14,660         20,727         20,415
                                 ==========     ==========     ==========     ==========     ==========     ==========


                                   September 30, 1995            December 31, 1994             September 30, 1994
                                 -------------------------     -------------------------     -------------------------
                                      $              %              $              %              $              %
                                 ----------     ----------     ----------     ----------     ----------     ----------
CAPITALIZATION

Variable Rate Demand Bonds (3)      $86,500            4.3        $71,500            3.8        $41,500            2.2
Long-Term Debt                      854,446           42.0        774,558           40.8        746,732           40.4
Preferred Stock                     168,085            8.3        168,085            8.8        168,085            9.1
Common Stockholders' Equity         922,992           45.4        884,169           46.6        891,015           48.3
                                 ----------     ----------     ----------     ----------     ----------     ----------

Total                            $2,032,023          100.0     $1,898,312          100.0     $1,847,332          100.0
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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


EARNINGS SUMMARY
----------------

The earnings per average share of common stock attributed to the core utility business and non-utility subsidiaries are shown below.

                              Three Months       Nine Months       Twelve Months
                                 Ended              Ended              Ended
                            ----------------   ----------------   ----------------
                            9/30/95  9/30/94   9/30/95  9/30/94   9/30/95  9/30/94
                            -------  -------   -------  -------   -------  -------
Core Utility
   Operations                 $0.67    $0.63     $1.46    $1.54     $1.73    $1.73
   Early Retirement Offer        --    (0.18)       --    (0.18)       --    (0.18)
                            -------  -------   -------  -------   -------  -------
                               0.67     0.45      1.46     1.36      1.73     1.55
Nonutility Subsidiaries          --     0.01      0.04     0.04      0.04     0.04
                            -------  -------   -------  -------   -------  -------
Total                         $0.67    $0.46     $1.50    $1.40     $1.77    $1.59
                            =======  =======   =======  =======   =======  =======

For the three-, nine-, and twelve-month periods ended September 30, 1995, compared to the same periods a year ago, earnings per share from core utility operations increased $0.04, decreased $0.08, and remained unchanged, respectively. The $0.04 increase for the three-month period was primarily due to increased electric sales resulting from hotter weather than in the previous year. Earnings per share from core utility operations decreased $0.08 for the nine-month period due to increased utility financing costs and decreased sales from net year-over-year weather variances mainly due to milder winter weather. These factors were partly offset by additional customers and sales gained through economic growth in
the Company's service territory.   The twelve-month period comparison of
earnings per share from core utility operations reflects the factors which affected the nine-month period as well as lower operation and maintenance expense. All three current year periods also reflect a $0.04 reserve for Salem outage-related replacement power costs which may not be recoverable, as described further under "Outlook" on page 11, "Electric Fuel and Purchased Power Expenses" on page 14, and Part II on page 18.

For all three current year periods, decreased net electric revenues from a resale customer's purchase of about one-half of its power from another utility beginning January 1995 were offset through cost reduction efforts, modest price increases, and sales growth pursuant to the Company's "Three-Legged Stool" strategy, as described further under "Outlook" on page 11. Also, since June 19, 1995, operating results from the new Conowingo District had a minimal impact on earnings, as expected.

All three prior year periods include an $0.18 charge related to an early retirement offer (ERO) which was recorded in the third quarter of 1994.

OUTLOOK
-------

As previously reported, Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. Public Service Electric and Gas Company (PSE&G) expects Units 1 and 2 will return to service in the second quarter of 1996. Based on information provided by PSE&G, the Company estimates that its share of additional costs related to the outage in 1995 will consist of operation and maintenance costs of approximately $4 million, which will be expensed as incurred, and replacement power costs while the units are out of service of approximately $800,000 per month, per unit. In total, the Company estimates that its share of outage-related costs will range from $10 million to $15 million in 1995. During the third quarter, the Company recorded a $3.5 million reserve for outage-related replacement power costs which may not be recoverable. The Company cannot determine at this time the level of costs which will be recoverable.

As previously disclosed under "Strategic Plans for Competition" in Part I of the Company's 1994 Annual Report on Form 10-K, the Company has a "Three-Legged Stool" strategy which includes three initiatives to aid the Company in achieving its financial goals of earning a return on equity of at least 11.5% in order to maintain the current dividend level while keeping prices competitive. The Company's earnings through the first nine months of 1995 support the current dividend and have kept the Company on target to meet its return on equity goal through year-end. The Company believes that it can manage the financial impact of the Salem outage in order to keep its financial goals on track.

Growth Opportunities
--------------------

Over the last quarter, several electric utilities have announced merger plans. These transactions represent one way to address competitive pressures. The Company believes that, over the long term, the most value for its stockholders can be created through above average earnings growth.

To achieve above average financial performance, the Company is building upon the success of its "Three-Legged Stool" strategy by pursuing growth opportunities through expanding its retail market and by controlling expenses to maintain its competitive price position. In addition to the purchase of the Conowingo Power Company (COPCO), the Company is looking for other possible acquisitions to expand its retail business. The Company is also working with state and local governments to attract new businesses to the Delmarva Peninsula. During 1995, these efforts have resulted in more than $2 million in added energy sales for the Company and nearly 1,400 additional jobs for the peninsula.

The Company continues to develop new products. For example, the Company now offers a line of services to operate, maintain, and upgrade commercial and industrial customers' electrical, steam, and natural gas systems. These services build upon the Company's excellent service reputation as well as its extensive engineering knowledge and experience. The Company expects revenues from these services to grow during the next three years. In addition, the Company recently introduced power quality consulting services to companies outside its service area. The Company has already established its ability to provide these specialized diagnostic and protective services for its customers' electric and computer systems.

The Company has also entered into a fiber optics agreement with a major competitive access provider. Under the terms of the agreement, the access provider has contracted for the Company to build, own, and maintain fiber optic lines for the access provider's business expansion efforts in New Castle County, Delaware.

ELECTRIC REVENUES AND SALES
---------------------------

Details of the changes in the various components of electric revenues are shown below:

                             Increase (Decrease) in Electric Revenues
                               From Comparable Period in Prior Year
                             ----------------------------------------
                                      (Dollars in Millions)

                                              Three      Nine     Twelve
                                              Months    Months    Months
                                              ------    ------    ------
          Non-fuel (Base Rate) Revenues
            Conowingo District                 $19.4     $22.5     $22.5
            Portion of Resale Business
               Supplied by Another Utility      (6.1)    (18.4)    (18.4)
            Sales Volume and Other              12.9       4.2       2.5
            Rate Increase                        1.4       2.1       2.1
          Fuel Revenues                          1.9      (6.8)    (10.8)
          Interchange Delivery Revenues          0.3      (6.7)    (12.0)
                                              ------    ------    ------
                  Total                        $29.8     ($3.1)   ($14.1)
                                              ======    ======    ======

Electric Non-Fuel (Base Rate) Revenues
--------------------------------------

Electric non-fuel (base rate) revenues increased $19.4 million for the three-month period and $22.5 million for the nine- and twelve-month periods from Conowingo District electric sales beginning June 19, 1995.

Electric non-fuel revenues decreased $6.1 million for the three-month period and $18.4 million for the nine- and twelve-month periods because one of the Company's resale customers, Old Dominion Electric Cooperative
(ODEC), began purchasing about one-half of its electricity from another utility on January 1, 1995.

Excluding the lower sales to ODEC and the additional Conowingo District sales, electric non-fuel revenues from "Sales Volume and Other" variances increased $12.9 million, $4.2 million, and $2.5 million for the three-, nine-, and twelve-month periods, respectively. The increase for the three-month period was primarily due to increased sales in the weather-sensitive residential and resale classes resulting from hotter weather than in the previous year. The $4.2 million and $2.5 million increases for the nine- and twelve-month periods, respectively, were due to sales gains from economic growth, partly offset by an unfavorable net weather-related sales variance attributed mainly to the effect of milder winter weather on electricity usage. The number of residential and commercial customers increased 1.4% and 2.0%, respectively, for the twelve-months ended September 30, 1995. Industrial sales were slightly higher in all current year periods.

The electric non-fuel revenue increases shown above as "Rate
Increase" reflect a $4.5 million annual increase in Delaware effective May 1, 1995.

Electric Fuel Revenues
----------------------

Electric fuel costs billed to customers, or fuel revenues, generally do not affect net income, since the expense recognized as fuel costs is adjusted to match the fuel revenues. The amount of under- or over-recovered fuel costs is deferred until it is subsequently recovered from or returned to utility customers. For the three-month period, fuel revenues increased $1.9 million primarily due to higher kilowatthour (kWh) sales. Fuel revenues decreased $6.8 million and $10.8 million for the nine- and twelve-month periods, respectively, primarily due to lower kWh sales.

Interchange Delivery Revenues
-----------------------------

Interchange delivery revenues are reflected in the calculation of rates charged to customers under fuel adjustment clauses and, thus, do not generally affect net income. Interchange delivery revenues benefit customers by reducing the effective cost of fuel billed to customers. For the three-month period, interchange delivery revenues increased $0.3 million primarily from higher average billing rates to the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Interconnection) and the City of Dover, Delaware (Dover). For the nine- and twelve-month periods, interchange delivery revenues decreased $6.7 million and $12.0 million, respectively, mainly due to lower sales and billing rates to the PJM Interconnection, partially offset by higher sales to Dover.


GAS REVENUES, SALES, AND TRANSPORTATION
---------------------------------------

Details of the changes in the various components of gas revenues are shown below:

                       Increase (Decrease) in Gas Revenues
                       From Comparable Period in Prior Year
                       ------------------------------------
                               (Dollars in Millions)

                                             Three     Nine    Twelve
                                             Months   Months   Months
                                             ------   ------   ------
          Non-fuel (Base Rate) Revenues
             Rate Increase                    $ 0.3    $ 2.5    $ 3.0
             Sales Volume and Other            (0.2)    (1.3)    (2.0)
          Fuel Revenues                        (7.5)   (15.7)   (17.5)
                                             ------   ------   ------
                  Total                       $(7.4)  ($14.5)  ($16.5)
                                             ======   ======   ======

The gas non-fuel (base rate) revenue increases for all periods shown as "Rate Increase" are due to a $3.1 million annual increase effective November 1, 1994.

Gas non-fuel revenues from "Sales Volume and Other" variances decreased $1.3 million for the nine-month period and $2.0 million for the twelve-month period due to decreases in firm sales of 5.2% and 7.3%, respectively, mainly due to a milder heating season than in the prior year. The impact of weather on sales for the nine- and twelve-month periods was mitigated by 3.0% annual customer growth. Due to increased non-firm sales and gas transported, which are billed at lower rates than sales to firm customers, total gas sold and transported increased 2.6% and 1.5% for the nine- and twelve-month periods, respectively.

Gas fuel revenues decreased in all periods primarily due to a $6.8 million refund in July 1995 of over-recovered fuel costs and lower average fuel rates charged to customers due to lower costs for purchased gas.

ELECTRIC FUEL AND PURCHASED POWER EXPENSES
------------------------------------------

The components of the changes in electric fuel and purchased power expenses are shown in the table below:

                    Increase (Decrease) in Electric Fuel and
              Purchased Power from Comparable Period in Prior Year
              ----------------------------------------------------
                             (Dollars in Millions)

                                               Three     Nine    Twelve
                                               Months   Months   Months
                                               ------   ------   ------
         Average Cost of Electric Fuel and
           Purchased Power                       $4.7   ($12.7)  ($20.1)
         Increased/(Decreased) kWh Output         2.7    ( 8.5)   (11.0)
         Salem Reserve                            3.5      3.5      3.5
         Deferral of Fuel Costs                  (4.4)     8.2      9.5
                                               ------   ------   ------
                 Total                           $6.5    ($9.5)  ($18.1)
                                               ======   ======   ======

For the three-month period, the average cost of electric fuel and purchased power increased $4.7 million primarily due to increased use of higher priced purchased power as a result of higher system loads. For the nine- and twelve-month periods, the average cost of electric fuel and purchased power expenses decreased $12.7 million and $20.1 million, respectively, primarily due to lower priced purchased power. Greater output from lower priced gas generation also contributed to the lower average cost per kWh of output for the nine- and twelve-month periods.

Expenses increased $2.7 million for the three-month period due to higher kWh output which was attributed to higher demand within the Company's service territory and the region served by the PJM Interconnection. Expenses decreased $8.5 million and $11.0 million for the nine- and twelve-month periods, respectively, due to lower kWh output which was attributed to lower demand within the Company's service territory and the region served by the PJM Interconnection.

Expenses increased $3.5 million in all three periods due to the Company's reserve for Salem outage-related replacement power costs which may not be recoverable.

Expenses decreased in the three-month period and increased in the nine- and twelve-month periods due to variances in fuel costs deferred and subsequently amortized under the Company's fuel adjustment clauses.

The kWh output required to serve load within the Company's service territory is basically equivalent to total output less interchange deliveries. For the twelve months ended September 30, 1995, the Company's output for load within its service territory was provided by 42% coal generation, 32% oil and gas generation, 14% nuclear generation, and 12% net purchased power.


GAS PURCHASED
-------------

The decreases in cost of gas purchased of $7.1 million, $14.1 million, and $15.8 million for the three-, nine-, and twelve-month periods, respectively, were primarily due to lower gas commodity prices and the $6.8 million refund in July 1995 of over-recovered fuel costs. The $6.8 million refund of over-recovered fuel costs reduced the cost of gas purchased in all three periods because gas purchased was adjusted
(reduced) to match fuel revenues.

OPERATION AND MAINTENANCE EXPENSE
---------------------------------

Operation and maintenance expense decreased $7.3 million for the three months ended September 30, 1995, compared to the same period last year primarily due to the $17.5 million ERO charge recorded in the third quarter of 1994 and related salary and wage savings in 1995, partially offset by capacity purchase charges under the Company's contract to purchase the Conowingo District's electric power requirements from PECO Energy Company (PECO) from June 19, 1995, through January 1996.

Operation and maintenance expense decreased $15.7 million and $26.5 million for the nine-and twelve-month periods, respectively, primarily due to the third quarter 1994 ERO charge of $17.5 million and related salary and wage savings in 1995, lower storm damage expenses, and lower pension expense, partially offset by capacity purchase charges from PECO beginning June 19, 1995.


UTILITY FINANCING COSTS
-----------------------

Interest charges on debt of the core utility increased $2.8 million, $4.2 million, and $4.4 million for the three-, nine-, and twelve-month periods, respectively. The increase for all three periods was primarily due to the debt issued to acquire COPCO, higher short-term debt balances and rates, and higher rates on Variable Rate Demand Bonds.

Allowance for funds used during construction (AFUDC) decreased $1.0 million, $2.1 million, and $1.9 million for the three-, nine-, and twelve-month periods, respectively, mainly due to a lower AFUDC rate and lower average construction balances in 1995 than in 1994. For the twelve months ended September 30, 1995, AFUDC was 2.0% of net income.

Due to increased common equity financing, primarily through the Company's DRIP, the average number of common shares outstanding increased for the three-, nine-, and twelve-month periods. The additional shares outstanding decreased earnings per share by $0.01 for the three-month period and $0.02 for the nine- and twelve-month periods.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended September 30, 1995, utility construction expenditures were $88 million compared to $99 million for the same period last year. Internally generated funds (net cash provided by operating activities less common and preferred dividends) provided 152% of the cash required for construction for the nine months ended September 30, 1995, compared to 103% for the same period last year. For the twelve months ended September 30, 1995, and September 30, 1994, utility construction expenditures were $143 million and $141 million, respectively. Internally generated funds provided 108% and 86% of the cash required for construction during the twelve months ended September 30, 1995, and September 30, 1994, respectively.

On June 19, 1995, the Company acquired COPCO for $158.2 million ($157.0 million net of cash acquired). The Company financed the acquisition with the issuance of the following debt: $100 million of 7.71% First Mortgage Bonds due in 2025, $25.8 million of 6.95% First Mortgage Bonds (Amortizing Bonds) with annual principal installments payable each year beginning in 1997 and continuing through 2008, and $24.2 million of short-term debt.
In the third quarter of 1995, the balance of the purchase price, related to a true-up of working capital amounts, was paid by the Company to PECO in cash.

On August 30, 1995, the Schuylkill County Industrial Development
Authority, Commonwealth of Pennsylvania, issued on behalf of Pine Grove Landfill, Inc. (Pine Grove), an indirect subsidiary of the Company, $15 million of Variable Rate Demand Revenue Bonds due on demand or at maturity on October 1, 2019. Proceeds from the bonds will be used to finance the past and future expansion of a landfill which is owned and operated by Pine Grove.

As of September 30, 1995, the Company had repaid its term loan which had a $45 million balance as of December 31, 1994.

Mainly due to the long-term debt issued to acquire COPCO, long-term debt and variable rate demand bonds as a percent of capitalization increased from 44.6% as of December 31, 1994 to 46.3% as of September 30, 1995. Also, common stockholders' equity decreased from 46.6% as of December 31, 1994 to 45.4% as of September 30, 1995. Through its DRIP, the Company will raise approximately $25 million of common equity per year in order to manage its capital structure and, thereby, maintain its capital structure at a level that supports its A/A2 senior debt rating.


RATIO OF EARNINGS TO FIXED CHARGES
----------------------------------

The Company's ratios of earnings to fixed charges under the Securities and Exchange Commission (SEC) Method are shown below:

                                            12 Months
                                              Ended
                                           September 30,           Year Ended December 31,
                                               1995       ------------------------------------------
                                           ------------    1994     1993     1992     1991     1990
                                                          ------   ------   ------   ------   ------
Ratio of Earnings to Fixed Charges
      (SEC Method).....................        3.59         3.49     3.47     3.03     2.58     2.03
Ratio of Earnings to Fixed Charges
      (SEC Method) as Adjusted.........        3.59         3.74     3.47     2.78     2.58     2.89


Adjusted ratios reflect the following pre-tax amounts: for 1994, the exclusion of a $17.5 million early retirement offer charge; for 1992, the exclusion of an $18.5 million gain from the Company's share of a settlement reached in the lawsuit against PECO in connection with the shutdown of Peach Bottom; and for 1990, the exclusion of a $62.5 million write-off of an investment in certain non-regulated subsidiary projects.

Under the SEC Method, earnings, including AFUDC, have been computed by adding income taxes and fixed charges to net income. Fixed charges include gross interest expense and the estimated interest component of rentals. Net income and income taxes related to the cumulative effect of a change in accounting for unbilled revenues recorded in 1991 are excluded from the computation of these ratios.

NONUTILITY SUBSIDIARIES
-----------------------

Information on the Company's nonutility subsidiaries, in addition to the following discussion, can be found in Note 6 to the Consolidated Financial Statements.

Earnings per share of nonutility subsidiaries decreased $0.01 for the third quarter of 1995 as compared to the third quarter of 1994 primarily due to lower earnings from solid waste group operations.

Earnings per share of nonutility subsidiaries were $0.04 for each of the nine- and twelve-month periods ended September 30, 1995 and 1994. The nine-and twelve-month periods ended September 30, 1995, as compared to the same periods in 1994, reflect higher recoveries of previously written-off joint venture assets, the gain on the sale of a leveraged lease interest, lower gains from the sale of real estate, and lower earnings from solid waste group operations.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 5. Other Information
-------------------------

A)     	Salem Nuclear Generating Station
        --------------------------------

       	As previously reported, Salem Unit 1 and Unit 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. PSE&G subsequently informed the Nuclear Regulatory Commission (NRC) of its determination to keep the Salem units shut down pending review and resolution of certain equipment and management issues, and NRC agreement that each unit is sufficiently prepared to restart. On June 9, 1995, the NRC issued a Confirmatory Action Letter documenting these commitments by PSE&G.

       	PSE&G, as previously reported, is engaged in a thorough assessment of Salem to identify the scope of work necessary to achieve safe, sustained and reliable operation. PSE&G has stated that it will keep the units off line until it is satisfied that they are ready to return to service and operate reliably over the long term.

       	PSE&G has completed its rigorous examination of Salem Unit 1 and its assessment of Unit 2 is continuing. Work on the 46 systems critical to Unit 1 is continuing, including those common with Unit 2, with more than 25% of necessary work activities completed and many others initiated. While PSE&G has previously estimated that Unit 1 would return to service in the first quarter 1996, as a result of its completed assessment, PSE&G now expects the unit to return in the second quarter of 1996.

       	The work scope assessment for Unit 2 is currently scheduled for completion in November 1995. PSE&G expects to present its final work scope assessment of both units to the NRC in mid-December 1995.
        Since, as previously indicated, some of the work being performed relates to systems serving both units, the additional time needed for Unit 1 does not necessarily mean that the current second quarter 1996 return estimate for Unit 2 will also be extended. As previously disclosed, during the outages Unit 1 will undergo a previously scheduled refueling outage and Unit 2 will undergo a partial refueling which will allow PSE&G to eliminate a full refueling outage for Unit 2 scheduled for 1996.

       	While PSE&G expects to restart the units in the second quarter of 1996, the restarts are subject to NRC authorization. The Company cannot predict when the NRC will approve the restart of the units or when the restarts will actually occur.

        Based on PSE&G's estimates, the Company estimates that its share of additional costs related to the outage in 1995 will consist of operation and maintenance costs of approximately $4 million, which will be expensed as incurred, and replacement power costs while the units are out of service of approximately $800,000 per month, per unit. In total, the Company estimates that its share of outage-related costs will range from $10 million to $15 million in 1995.
        A firm estimate of additional operation and maintenance costs for 1996 will not be known by PSE&G until after the assessment of Unit 2 is complete, and the restart plans are completed. However, PSE&G has informed the Company that additional operation and maintenance costs for 1996 may substantially exceed its initial estimate made at the start of the work scope assessment. During the third quarter, the Company recorded a $3.5 million reserve for outage-related replacement power costs which may not be recoverable. The Company cannot determine at this time the level of costs which will be recoverable.

        As previously reported, PSE&G has recently undertaken a number of nuclear senior management changes. PSE&G has reported that it is committed to achieving high standards of safety and operational performance for its nuclear program. PSE&G's stated objective is to restart and run the Salem plants in accord with these standards so as to assure long-term reliability and reduce overall production costs in order to provide customers serviced by Salem with reliable and economic energy.

        On October 5, 1995 plant operators at Unit 1 declared an alert because the overhead annunciator panels located in the control room stopped functioning. On-site facilities and the emergency news center were staffed and activated during the alert. Contractors on site at the time were asked to leave the site. The panels were declared fully operable after testing later that day, and the alert was terminated and access to the site was fully restored. PSE&G and the NRC are continuing to investigate this event. The Company cannot predict what action, if any, the NRC may take on this matter.

        As previously reported, a Salem NRC enforcement conference was held on July 28, 1995, concerning certain violations of NRC requirements not related to the present outage. The violations included valves that were incorrectly positioned following a plant modification in May 1993, non-conservatisms in setpoints for a pressurizer overpressure protection system and several examples of inadequate root cause determination of events, leading to insufficient corrective actions at Salem. On October 16, 1995, the NRC proposed cumulative civil penalties of $600,000 related to these violations. PSE&G has advised the NRC that it will not contest the proposed penalties.

B)     	Peach Bottom Atomic Power Station
        ---------------------------------

       	As previously reported, on August 2, 1995, the NRC held an enforcement conference regarding three alleged violations identified by the NRC at Peach Bottom. In a letter dated August 17, 1995, the NRC stated that the inadequate design control and testing which led to the degradation of emergency diesel generator capabilities constituted a violation; however, because PECO identified the issues, conducted a detailed root-cause evaluation and took appropriate corrective actions, no civil penalty was proposed.

C)     	Regulatory Reform
        -----------------

        In September 1994, the Maryland Public Service Commission (MPSC) initiated an investigation into competition, alternative regulation, and industry structure (Case 8678). On August 18, 1995, the MPSC issued its final order in this case. The MPSC determined that retail wheeling is not in the public interest at this time and that wholesale competition in combination with competitive bidding for new supply-side and demand-side resources, special contracts, and utility-specific performance based regulation can achieve most of the benefits expected from retail wheeling without harming reliability. The MPSC also stated that it would provide broad guidelines to begin laying the foundation for competition in Maryland, continue to monitor restructuring developments in other states, and participate in the Federal Energy Regulatory Commission's (FERC) proposed rulemaking on open access transmission service. The MPSC also stated it would exercise its authority to open State-jurisdictional transmission facilities to wholesale competitors.

D)      Fuel Rate Matters
        -----------------

        As previously reported in the Company's 1994 Annual Report on Form 10-K, on May 19, 1993, the Company's municipal customers filed a complaint with the FERC seeking a $5.3 million refund of alleged excessive fuel and replacement power costs related to coal procurement practices and the operating performance of certain electric power plants. On September 27, 1995, the FERC issued its order dismissing all issues in the case except one. The FERC set for public hearing the remaining issue, which could involve a maximum potential refund to municipal customers of approximately $300,000. The Company believes this issue is without merit.

        On September 29, 1995, the Delaware Public Service Commission (DPSC) issued its order in the Company's annual retail fuel adjustment filing for 1995. The DPSC disallowed the Company's recovery of net replacement power costs of $800,000 associated with the Salem Unit 1 outage from April 7, 1994 to June 4, 1994. However, the DPSC's order also provides for the avoidance of penalties related to this Salem Unit 1 outage under the Power Plant Performance Program estimated at $300,000 for the years 1994-1996.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

A)	Exhibits
        --------

Exhibit 12, Computation of Ratio of Earnings to Fixed Charges.
Exhibit 27, Financial Data Schedule.

B)	Reports on Form 8-K
        -------------------

A Report on Form 8-K dated October 20, 1995, updating matters related to Salem Units 1 and 2 previously reported was filed with the Commission.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Delmarva Power & Light Company
                                    ------------------------------
                                             (Registrant)




Date:   November 14, 1995           /s/ B. S. Graham
        -----------------           --------------------------------------
                                    B. S. Graham, Senior Vice President,
                                    Treasurer, and Chief Financial Officer

                                 EXHIBIT INDEX





                                                        Exhibit    Page
                                                        Number     Number
                                                        -------    ------

Computation of ratio of earnings to fixed charges          12        23

Financial Data Schedule                                    27        24