Form 10-K405
period 1995-12-31
DELMARVA POWER & LIGHT CO /DE/
filed 1996-03-26
CIK 27879

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 1-1405
                             ---------------------
                         DELMARVA POWER & LIGHT COMPANY
             (Exact name of registrant as specified in its charter)

        DELAWARE & VIRGINIA                 51-0084283
   (States or other jurisdictions        (I.R.S. Employer
 of incorporation or organization)     Identification No.)
   800 KING STREET, P. O. BOX 231
        WILMINGTON, DELAWARE                  19899
  (Address of principal executive           (Zip Code)
              offices)

        Registrant's telephone number, including area code: 302-429-3089
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------  --------------------------------------------------------
First Mortgage Bonds (Series issued prior to     New York Stock Exchange and Philadelphia Stock Exchange
 1968)
Preferred Stock, Cumulative, Par Value $100.00   Philadelphia Stock Exchange
 (Series issued prior to 1978)
Common Stock, Par Value $2.25                    New York Stock Exchange and Philadelphia Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996 was $1,341,205,862.

    As of February 29, 1996, there were issued and outstanding 60,761,765 shares of the registrant's common stock, Par Value $2.25.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

 PART OF FORM 10-K                                 DOCUMENT INCORPORATED BY REFERENCE
--------------------  --------------------------------------------------------------------------------------------
I (Item I -- Segment  Portions of the 1995 Annual Report to Stockholders of Delmarva Power & Light Company
  Information) and
 II (Items 6, 7 and
         8)
        III           Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders of
                      Delmarva Power & Light Company, to be held May 30, 1996, which Definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 25, 1996
         IV           Portions of the 1995 Annual Report to Stockholders of Delmarva Power & Light Company

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                          ---------
PART I
                                                                                                                iii
Glossary................................................................................................

Item 1.     Business
                The Company.............................................................................        I-1
                Segment Information.....................................................................        I-1
                Operating Statistics....................................................................        I-1
                Strategic Plans for Competition.........................................................        I-1
                Electric Operations.....................................................................        I-3
                     Installed Capacity.................................................................        I-3
                     Power Pool.........................................................................        I-3
                     Reserve Margin.....................................................................        I-4
                     Energy Supply Plan.................................................................        I-4
                Power Plants............................................................................        I-5
                     Nuclear............................................................................        I-5
                     Peach Bottom Units.................................................................        I-6
                     Salem Units........................................................................        I-7
                     Life Extensions....................................................................        I-9
                Purchased Power.........................................................................        I-9
                Cost of Output for Load.................................................................       I-10
                Fuel Supply for Electric Generation.....................................................       I-10
                     Coal...............................................................................       I-10
                     Oil................................................................................       I-10
                     Gas................................................................................       I-10
                     Nuclear............................................................................       I-11
                Gas Operations..........................................................................       I-12
                Subsidiaries............................................................................       I-13
                Regulatory and Rate Matters.............................................................       I-13
                     Base Rate Proceedings..............................................................       I-13
                     Fuel Adjustment Clauses............................................................       I-13
                     Other Regulatory Matters...........................................................       I-14
                Construction and Financing Program......................................................       I-16
                Environmental Matters...................................................................       I-17
                     Construction Expenditures..........................................................       I-17
                     Clean Air Act......................................................................       I-17
                     Salem Operating Permit.............................................................       I-18
                     Water Quality Regulations..........................................................       I-18
                     Hazardous Substances...............................................................       I-19
                     Emerging Environmental Issues......................................................       I-20
                     Subsidiaries.......................................................................       I-20
                Retail Franchises.......................................................................       I-20
                Number of Employees.....................................................................       I-21
                Executive Officers of the Registrant....................................................       I-21

Item 2.  Properties.....................................................................................       I-23
Item 3.  Legal Proceedings..............................................................................       I-24
Item 4.  Submission of Matters to a Vote of Security Holders............................................       I-24

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........................       II-1
Item 6.  Selected Financial Data........................................................................       II-1

                                                                                                            PAGE
                                                                                                          ---------
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......       II-1
Item 8.     Financial Statements and Supplementary Data.................................................       II-1
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........       II-1

PART III
Item 10.    Directors and Executive Officers of the Registrant..........................................      III-1
Item 11.    Executive Compensation......................................................................      III-1
Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................      III-1
Item 13.    Certain Relationships and Related Transactions..............................................      III-1

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................       IV-1
Signatures..............................................................................................       IV-4

                                    GLOSSARY

    The following glossary lists the abbreviations used in this report.

TERM                                                                     DEFINITION
------------------------------------------  ---------------------------------------------------------------------
AFUDC.....................................  Allowance For Funds Used During Construction
BWR.......................................  Boiling Water Reactor
Charter...................................  Restated Certificate and Articles of Incorporation
Clean Air Act.............................  Clean Air Act Amendments of 1990
Company...................................  Delmarva Power & Light Company
COPCO.....................................  Conowingo Power Company
CT........................................  Combustion Turbine
D&D Fund..................................  Decontamination & Decommissioning Fund
Delcap....................................  Delmarva Capital Investments, Inc.
DNREC.....................................  Delaware Department of Natural Resources and Environmental Control
DOE.......................................  United States Department of Energy
DPSC......................................  Delaware Public Service Commission
EDR.......................................  Economic Development Rate
EMF.......................................  Electric and Magnetic Fields
Energy Act................................  Energy Policy Act of 1992
EPA.......................................  United States Environmental Protection Agency
ESA.......................................  Expanded Site Assessment
FERC......................................  Federal Energy Regulatory Commission
FGD.......................................  Flue Gas Desulfurization
GE........................................  General Electric Company
ISO.......................................  Independent System Operator
kV........................................  Kilovolts
kWh.......................................  Kilowatt-hour
LLRW......................................  Low Level Radioactive Waste
Mcf.......................................  Thousand Cubic Feet
MD&A......................................  Management's Discussion and Analysis of Financial Condition and
                                              Results of Operations
MDE.......................................  Maryland Department of the Environment
Mortgage..................................  Mortgage and Deed of Trust
MOU.......................................  Memorandum of Understanding
MPSC......................................  Maryland Public Service Commission
MW........................................  Megawatt
MWh.......................................  Megawatt-hour
NCR.......................................  Negotiated Contract Rate
NJDEPE....................................  New Jersey Department of Environmental Protection and Energy
NOPR......................................  Notice of Proposed Rulemaking
NOTC......................................  Northeast Ozone Transport Commission
NOTR......................................  Northeast Ozone Transport Region
NOx.......................................  Oxides of Nitrogen
NPDES.....................................  National Pollutant Discharge Elimination System
NRC.......................................  Nuclear Regulatory Commission
NWPA......................................  Nuclear Waste Policy Act of 1982
PADEP.....................................  Pennsylvania Department of Environmental Protection
Peach Bottom..............................  Peach Bottom Atomic Power Station
PECO......................................  PECO Energy Company
Pine Grove................................  Pine Grove Landfill, Inc.

TERM                                                                     DEFINITION
------------------------------------------  ---------------------------------------------------------------------
PJM Interconnection.......................  Pennsylvania-New Jersey-Maryland Interconnection Association
PPPP......................................  Power Plant Performance Program
PRP.......................................  Potentially Responsible Party
PSE&G.....................................  Public Service Electric and Gas Company
PURPA.....................................  Public Utility Regulatory Policies Act of 1978
PWR.......................................  Pressurized Water Nuclear Reactors
RACT......................................  Reasonably Available Control Technology
Salem.....................................  Salem Nuclear Generating Station
SALP......................................  Systematic Assessment of Licensee Performance
SEC.......................................  Securities and Exchange Commission
SIT.......................................  Special Inspection Team
SO2.......................................  Sulfur Dioxide
Star......................................  Star Enterprise
VSCC......................................  Virginia State Corporation Commission
Westinghouse..............................  Westinghouse Electric Corporation

                                     PART I

ITEM 1.  BUSINESS
THE COMPANY

    Delmarva Power & Light Company (the Company) was incorporated in Delaware in 1909 and in Virginia in 1979. On June 19, 1995, the Company acquired Conowingo Power Company (COPCO), the Maryland retail electric subsidiary of PECO Energy Company (PECO). COPCO was merged into the Company and is now being operated as the Conowingo District. For a discussion of the Company's purchase of COPCO, refer to Notes 4 and 12 to the Consolidated Financial Statements of the Company's 1995 Annual Report to Stockholders filed as Exhibit 13.

    The Company is predominantly a public utility that provides electric and gas service. The Company provides electric service to retail (residential, commercial, and industrial) and wholesale (resale) customers in Delaware, ten primarily Eastern Shore counties in Maryland, and the Eastern Shore area of Virginia in an area consisting of about 6,000 square miles with a population of approximately 1.1 million. In 1995, 90% of the Company's operating revenues were derived from the sale of electricity. The Company provides gas service to retail and transportation customers in an area consisting of about 275 square miles with a population of approximately 470,000 in northern Delaware, including the City of Wilmington.

    In addition, the Company and its wholly-owned subsidiaries are engaged in nonutility activities. The Company is developing and marketing energy-related products and services, as discussed in the "Strategic Plans For Competition" section of Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of the Company's 1995 Annual Report to Stockholders filed as Exhibit 13. The subsidiaries, also incorporated in Delaware, include Delmarva Energy Company, Delmarva Industries, Inc., Delmarva Services Company, and Delmarva Capital Investments, Inc. (Delcap). For a discussion of the Company's subsidiaries, refer to "Subsidiaries" on page I-13.

SEGMENT INFORMATION

    See Note 19 to the Consolidated Financial Statements of the Company's 1995 Annual Report to Stockholders filed as Exhibit 13.

OPERATING STATISTICS

    A Schedule of Operating Statistics for the three years ended December 31, 1995, can be found on page IV-3. This schedule provides electric and gas sales and revenue data.

STRATEGIC PLANS FOR COMPETITION

    Competition exists and is expected to increase for certain electric and gas energy markets historically served exclusively by regulated utilities. In recent years, changing laws and governmental regulations permitting competition from other utilities as well as nonregulated energy suppliers have prompted some customers to use self-generation or alternative sources to meet their electric and gas needs. The transition from strictly regulated to competitive resale and retail markets is changing the structure of the utility industry and the way in which it conducts business. To address the issues of deregulation and increased competition, the Company also is changing the way that it views and manages its business.

    ELECTRIC RESALE BUSINESS

    The Public Utility Regulatory Policies Act of 1978 (PURPA) facilitated the entry of potential competitors into the electric generation business. Under PURPA, a utility may be required to purchase the electricity generated by qualifying facilities at prices reflecting the utility's avoided cost as determined by utility procedures or state regulatory bodies.

    The Energy Policy Act of 1992 (the Energy Act) enabled the Federal Energy Regulatory Commission (FERC) to order the provision of transmission service (wheeling of electricity) for resale electricity producers. The Energy Act also provided for the creation of a new category of electric power producers called exempt wholesale generators.

    In March 1995, the FERC issued a Notice of Proposed Rulemaking (NOPR) which, if adopted, would require electric utilities to provide open access to their transmission systems under non-discriminatory tariffs available to all wholesale sellers and buyers of electricity. Utilities would be required to offer transmission services comparable to the services they provide to themselves and to take transmission services under the same tariffs applied to their transmission customers. The NOPR also provides that stranded costs resulting from opening retail markets are subject to the jurisdiction of state regulatory commissions. For a discussion of the Company's actions taken in response to the NOPR, refer to "Power Pool" on page I-3 and "Comparable Use Transmission Tariff" on page I-15.

    For a discussion of the Company's resale business and the impact of competition on stranded costs, refer to the "Strategic Plans for Competition" section of the MD&A of the Company's 1995 Annual Report to Stockholders filed as
Exhibit 13.

    ELECTRIC RETAIL BUSINESS

    Changes affecting competition in retail markets also are occurring. Large commercial and industrial customers are reducing their energy costs through self-generation or cogeneration, the use of alternate fuel sources such as natural gas, and special contracts negotiated on the basis of actual or potential location or relocation of facilities and operations. While some states, such as Maryland, have decided that retail wheeling is not in the public interest at this time (refer to "Maryland Competition and Regulatory Policies Inquiry" on page I-15), other state governments are considering various forms of retail wheeling, which would permit other utilities and non-utility generators to compete to serve retail customers currently served by a particular utility.

    In 1995, Delaware enacted legislation that authorizes the Delaware Public Service Commission (DPSC) to deregulate the utility industry when a competitive market exists and implement alternatives to traditional rate base, rate of return regulation (refer to "Delaware Task Force on Regulation" on page I-14). At the federal level, legislation was recently introduced in the U.S. Senate to require all states to provide for retail wheeling by the year 2010.

    The Company is well positioned for competition in the retail markets, partly due to its relatively low prices within the region. The Company's prices for large retail customers are among the lowest in the area and are competitive with alternative sources of energy such as self-generation. The Company's average price for commercial customers in 1994 was 7.01 cents per kilowatt-hour (kWh) compared to a regional average of 8.67 cents per kWh. The Company's average price for industrial customers in 1994 was 4.48 cents per kWh compared to a regional average of 6.65 cents per kWh. These regional averages are based on 1994 data for 27 utilities within a 300-mile radius of the Company.

    The Company believes that the benefits of a competitive market can best be realized when addressed together by the Company, the Commissions and customers. In February 1996, the Company presented to the DPSC and the Maryland Public Service Commission (MPSC) a proposal to enter into a collaborative process to develop the transition from a regulated to a competitive energy market. For more information concerning this presentation and the Company's actions and plans to manage its retail business in a competitive environment, refer to the "Strategic Plans For Competition" section of the MD&A of the Company's 1995 Annual Report to Stockholders filed as Exhibit 13.

    GAS BUSINESS

    Deregulation and restructuring of the production and interstate pipeline segments of the gas industry began in 1985 with the Wellhead Decontrol Act and concluded with FERC Order No. 636 in 1993. As a result of FERC's deregulation of the gas industry, the Company primarily purchases gas directly from producers and transports the gas through various pipelines.

    End-use customers, including the Company's retail gas customers, may also purchase gas directly from producers and marketers, arrange for their own transportation on pipelines, and transport gas to their facilities using the Company's gas transmission and distribution facilities. End-use transportation customers pay the Company a fee according to retail transportation tariffs. The Company has entered into a joint marketing program with Columbia Energy Services Corporation, an affiliate of the Columbia Gas System, to meet this competition by directly marketing rebundled gas supply principally to the Company's end-use customers.

    In February 1996, the DPSC approved the Company's application to provide additional local deregulation for end-use customers (refer to "Natural Gas Restructuring Filing" on page I-15). Deregulation of the gas industry has allowed the Company to achieve additional revenues by making off-system sales to end-use customers outside the traditional service territory.

    Finally, the Company is participating as a member of the East Coast Natural Gas Cooperative with seven other regional distribution companies. These companies are working jointly to ensure reliability, purchase supplies at the lowest reasonable cost, provide for joint planning, increase operational efficiencies, and consider market opportunities.

ELECTRIC OPERATIONS

    INSTALLED CAPACITY

    The net installed summer electric generating capacity available to the Company to serve its peak load as of December 31, 1995, is presented below. The Company's purchase of 205 megawatts (MW) of capacity from PECO, related to the COPCO acquisition, was excluded from the Company's installed capacity until February 1, 1996, as agreed with PECO and in compliance with the accounting provisions of the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Interconnection). For a discussion of the Company's energy supply plan, refer to "Energy Supply Plan" on page I-4.

                                                                                                       % OF
INSTALLED SUMMER CAPACITY                                                               MEGAWATTS      TOTAL
-------------------------------------------------------------------------------------  -----------     -----
Coal-Fired...........................................................................       1,120           39
Oil-Fired............................................................................         586           20
Combustion Turbines/Combined Cycle...................................................         511           18
Nuclear..............................................................................         328           11
Peaking Units........................................................................         183            6
Purchased Capacity...................................................................          48            2
Customer-owned Capacity..............................................................          57            2
                                                                                            -----          ---
  Subtotal...........................................................................       2,833           98
Purchased PJM Interconnection Capacity Credits.......................................          50            2
                                                                                            -----          ---
  Total..............................................................................       2,883          100
                                                                                            -----          ---
                                                                                            -----          ---

    The net generating capacity available for operations at any time may be less than the total net installed generating capacity due to generating units being temporarily out of service for inspection, maintenance, repairs, or unforeseen circumstances. See "Item 2 -- Properties" on page I-23 for a listing of net installed generating capacity by station.

    POWER POOL

    As a member of the PJM Interconnection, the Company's generation and transmission facilities are operated on an integrated basis with those of seven other utilities in Pennsylvania, New Jersey, Maryland, and the District of Columbia. This power pool was formed for the purpose of improving the reliability and operating economies of the systems in the group and to provide capital economies by permitting the sharing of reserve requirements on a group basis. The Company estimates that its fuel savings associated with energy transactions within the pool amounted to $12.5 million during 1995.

    The PJM Interconnection's installed capacity as of December 31, 1995 was 56,098 MW. The PJM Interconnection peak demand during 1995 was 48,524 MW on August 2nd, which resulted in a summer reserve margin of 15.3% (based on installed capacity of 55,962 MW on that date). This peak replaces the previous all-time peak demand of 46,429 MW which was set on July 8, 1993.

    In November 1995, seven PJM Interconnection member companies, including the Company, provided a detailed plan to the FERC to modify or replace the PJM Interconnection Agreement and other existing transmission agreements among the current PJM Interconnection members. The detailed plan is intended, among other things, to provide transmission tariffs which comply with regulations expected to result from the NOPR on open access transmission issued by FERC in March 1995 (refer to "Electric Resale Business" on page I-1). The sponsoring companies intend to make a comprehensive filing with FERC by the end of May 1996 with possible implementation of the basic elements of the restructured PJM
Interconnection pool operations by year-end 1996. The plan includes the following key elements:

    - Pool-wide transmission tariffs providing comparable, open-access service for all wholesale transactions throughout the PJM Interconnection;

    - A regional pool energy market using price-based dispatch that is open to all available wholesale buyers and sellers of power;

    - Establishment of an Independent System Operator (ISO) to provide daily management and administration of pool operations, the energy market, and the regional transmission network; and

    - Development of an enhanced pool-wide planning function consistent with Mid-Atlantic Area Coordination principles, criteria and procedures, which provide for review and evaluation of plans for generation and transmission facilities and other matters relevant to the reliability of the bulk electric supply systems in the Mid-Atlantic area.

    RESERVE MARGIN

    The Company's peak load in 1995 was 2,602 MW on August 4th, which surpassed the Company's previous peak of 2,551 MW on July 8, 1994. By mutual agreement with PECO and in compliance with PJM Interconnection accounting provisions, the 1995 peak does not include 172 MW of COPCO load, for which PECO continued to be responsible until February 1, 1996. Because adequate generation was available, these peaks do not reflect full implementation of the Company's demand-side programs, including the curtailment of large interruptible customers. The Company's PJM Interconnection capacity obligation, including a reserve margin, is based on normal weather conditions and full implementation of its demand-side programs, which the Company estimates would have resulted in a peak of 2,364 MW in 1995. Based upon this estimated peak and the Company's installed generating capacity of 2,829 MW at the time of the peak, the Company's reserve margin would have been 19.7%. The Company's reserve obligation varies from year to year, but typically is around 18%.

    ENERGY SUPPLY PLAN

    The objective of the Company's energy supply plan is to provide an adequate, reliable, and competitively priced supply of electricity to customers with a minimal adverse effect on the environment. This plan, which is updated annually, is based on forecasts of demand for electricity in the service territory and reserve requirements of the PJM Interconnection. The plan emphasizes balance and flexibility, and may be accelerated, slowed, or altered in response to changing energy demands, fluctuating fuel prices, and emerging technologies. The plan considers customer-oriented load management and conservation programs ("demand-side" alternatives) along with long- and short-term power contracts, and new or renovated power plants ("supply-side" alternatives). The plan currently matches customers' energy requirements and does not require large investments for new resources. For further discussion of the energy supply plan, refer to the "Energy Supply" section of the MD&A of the Company's 1995 Annual Report to Stockholders filed as Exhibit 13.

    As of the end of 1995, the Company had enrolled in its demand-side programs about 88,600 residential customers and about 1,600 commercial and industrial customers, who in aggregate provide the Company with the ability to reduce its peak by approximately 243 MW. On October 3, 1995, the Company filed to close its existing demand-side programs to new participants in Delaware and Maryland, while it reexamined the design and efficacy of these programs and considered the possible implementation of other cost-effective and otherwise appropriate programs. The Company took this step because analysis indicated that its current and other potential demand-side programs are not appropriate, cost-effective resources for meeting the incremental needs of the Company's customers.

    As part of the supply-side portion of the energy supply plan, the Company is purchasing 48 MW of peaking capacity through May 2018 from the Delaware City Power Plant owned by Star Enterprise (Star). In conjunction with its acquisition of COPCO, the Company is purchasing base-load capacity from PECO that will increase from 205 MW in 1996 to 279 MW when the contract expires in 2006. In addition, short-term purchases are being considered to meet continuing PJM Interconnection capacity obligations from 1997 to 2000. As further discussed under "Life Extensions" on page I-9, the Company also has a power plant life-extension program to extend the operating lives of certain generating units.

    The table below summarizes the peak load and capacity forecast for the current and next five PJM Interconnection planning periods, beginning annually on June 1. The Company periodically reviews and updates its forecast to reflect changes in peak load and capacity estimates.

                                           PEAK LOAD (MW)                  CAPACITY (MW)
                PJM                  ---------------------------   -----------------------------
             PLANNING                 GROSS                NET                 TOTAL
               YEAR                  SUMMER     TOTAL    SUMMER      TOTAL     OWNED     TOTAL     RESERVE
             BEGINNING               COMPANY   DEMAND-   COMPANY   PURCHASED   POWER   INSTALLED   MARGIN
              JUNE 1                  PEAK      SIDE      PEAK       POWER     PLANTS  CAPACITY      (%)
-----------------------------------  -------   -------   -------   ---------   -----   ---------   -------
1995...............................   2607       243      2364         48      2781      2829       19.7
1996...............................   2849       243      2606        253      2786      3039       16.6
1997...............................   2877       243      2634        335      2786      3121       18.5
1998...............................   2867       243      2624        310      2786      3096       18.0
1999...............................   2926       243      2683        367      2786      3153       17.5
2000...............................   2985       243      2742        423      2786      3209       17.0

POWER PLANTS

    NUCLEAR

    The Company's nuclear capacity is provided by Peach Bottom Atomic Power Station (Peach Bottom) Units 2 and 3 and by Salem Nuclear Generating Station (Salem) Units 1 and 2. The Company jointly owns these units, as tenants in common, with PECO, Atlantic City Electric Company, and Public Service Electric and Gas Company (PSE&G). The Peach Bottom units are operated by PECO and have a combined summer capacity of 2,186 MW, of which the Company is entitled to 164 MW (7.51%). The Salem units are operated by PSE&G and have a combined summer capacity of 2,212 MW, of which the Company is entitled to 164 MW (7.41%).

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

    For a discussion  of the  Company's funding of  its share  of the  estimated future cost of decommissioning the Peach Bottom and Salem nuclear reactors, refer to Note 7 to the Consolidated Financial Statements of the Company's 1995 Annual Report to Stockholders filed as Exhibit 13.

    As by-products of their operations, nuclear generating units, including the Peach Bottom and Salem units, produce low level radioactive waste (LLRW). Such waste includes paper, plastics, protective clothing, water purification materials and other materials which must be disposed of properly. Prior to July 1994, PECO and PSE&G disposed of such materials at a federally licensed permanent disposal facility in Barnwell, South Carolina. At that time, in accordance with the Low Level Radioactive Waste Policy Act, as amended, the facility exercised its authority to stop accepting waste from New Jersey and Pennsylvania, which states are not members of the regional compact under which the facility is operated. Peach Bottom and Salem stored the waste temporarily on-site until the South Carolina site allowed the units to resume shipments in July 1995. The on-site facilities at PECO and PSE&G have capacity for at least five years of temporary storage. PECO has informed the Company that Pennsylvania is pursuing its own LLRW site development via state-selected candidate sites, along with a volunteer plan option. PSE&G also has informed the Company that New Jersey has introduced a volunteer siting process to establish a LLRW disposal facility by the year 2000. To date, no volunteers have been identified.

    PEACH BOTTOM UNITS

    PECO has informed the Company that, on December 5, 1995, the NRC issued its periodic Systematic Assessment of Licensee Performance (SALP) Report on the performance of activities at Peach Bottom for the period May 1, 1994 to October 15, 1995. SALP reports rate licensee performance in four assessment areas:
Operations, Maintenance, Engineering and Plant Support. Ratings range from a high of "1" to a low of "3". Peach Bottom received a rating of "1" in the areas of Operations, Maintenance, and Plant Support, and "2" in Engineering. PECO has informed the Company that the NRC observed excellent performance at Peach Bottom during the assessment period. Station management oversight, effective use of performance enhancement at all levels of the organization and other measures in identifying and evaluating issues contributed to the strong performance. The NRC noted performance improvements in all assessment areas, particularly in Maintenance and Plant Support. Although the NRC noted that excellent performance often was displayed in the Engineering area, errors in modification work, in addition to some other lapses, indicated inconsistent engineering performance. PECO has informed the Company that it is taking actions to further improve Peach Bottom performance.

    PECO has informed the Company that, by a letter dated October 18, 1994, the NRC approved PECO's request to rerate the authorized maximum reactor-core power levels of each Peach Bottom unit by 5% to 1,093 MW. The amendment of the Peach Bottom Unit 2 facility operating license was effective upon the date of the NRC approval letter and the associated hardware changes were completed during the Peach Bottom Unit 2 refueling outage in the fall of 1994. The amendment for Peach Bottom Unit 3 was issued by the NRC on July 18, 1995 and the associated hardware changes were implemented during the Peach Bottom Unit 3 refueling outage in the fall of 1995.

    On August 2, 1995, the NRC held an enforcement conference regarding three alleged violations identified by the NRC at Peach Bottom. In a letter dated August 17, 1995, the NRC stated that the inadequate design control and testing which led to the degradation of emergency diesel generator capabilities constituted a Level III violation; however, because PECO identified the issues, conducted a detailed root-cause evaluation and took appropriate corrective actions, no civil penalty was proposed.

    PECO has informed the Company that, in October 1990, General Electric Company (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR). As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. Peach Bottom Unit 3 was initially examined during its refueling outage in the fall of 1993. Although crack indications were identified at two locations, PECO presented its finding to the NRC and provided justification for continued operation of Peach Bottom Unit 3 for a two-year cycle. Peach Bottom Unit 3 was re-examined during its last refueling outage in the fall of 1995 and the extent of cracking identified was determined to be within industry-established guidelines. In a letter to the NRC dated November 3, 1995, PECO concluded that there is a substantial margin for each core shroud weld to allow for continued operation of Peach Bottom Unit 3. Peach Bottom Unit 2 was examined in October 1994 during its last refueling outage and the inspection revealed a minimal number of flaws. In a letter dated November 7, 1994, PECO submitted its findings to the NRC and provided justification for continued operation of Peach Bottom Unit 2. PECO is participating in a GE BWR Owners Group to develop long-term corrective actions.

    SALEM UNITS

    Due to operational problems and maintenance concerns, Salem Units 1 and 2 were removed from operation by PSE&G on May 16, 1995 and June 7, 1995, respectively. PSE&G has informed the Company that since that time, PSE&G has been engaged in an assessment of each unit to identify and complete the work necessary to achieve safe, sustained, reliable and economic operation. PSE&G has stated that it will keep each unit off line until it is satisfied that the unit is ready to return to service and to operate reliably over the long term and the NRC has agreed that the unit is sufficiently prepared to restart. On June 9, 1995, the NRC issued a Confirmatory Action Letter documenting these commitments of PSE&G.

    PSE&G has informed the Company that, on December 11, 1995, PSE&G presented its restart plan for both units to the NRC at a public meeting. On February 13, 1996, the NRC staff issued a letter to PSE&G indicating that it had concluded that PSE&G's overall restart plan, if implemented effectively, should adequately address the numerous Salem issues to support a safe plant restart, and describing further actions the NRC will undertake to confirm that PSE&G's actions have resulted in the necessary performance improvements to support safe plant restart.

    PSE&G also has stated that, as a part of PSE&G's review, an examination is being performed on the steam generators, which are large heat exchangers used to produce steam to drive the turbines. Within the industry, certain pressurized water nuclear reactors (PWR) other than Salem have experienced cracking in a sufficient number of the steam generator tubes to require various modifications to these tubes and replacement of the steam generators in some cases. Until the current outage, regular periodic inspections of the steam generators for each Salem unit have resulted in repairs of a small number of tubes well within NRC limits. As a result of the experience of other utilities with cracking in steam generator tubes, in April 1995 the NRC issued a generic letter to all utilities with PWRs to conduct steam generator examinations with more sensitive inspection devices capable of detecting evidence of degradation. Subsequently, PSE&G conducted steam generator inspections of the Salem units using the latest technology available, including a new, more sensitive, eddy current testing device.

    In addition, PSE&G has informed the Company that, with respect to Salem Unit 1, the most recent inspection of the steam generators is not complete, but partial results from eddy current inspections in February 1996 using this new technology show indications of degradation in a significant number of tubes. The inspections are continuing and PSE&G has decided to remove several tubes for laboratory examination to confirm the results of the inspections. Removal of the tubes should be completed in March and preliminary results of the state of the Salem Unit 1 tubes from the subsequent laboratory examinations should be known in April. However, based on the results of inspections to date, PSE&G has concluded that the Salem Unit 1 outage, which was expected to be completed in the second quarter of 1996, will be required to be extended for a substantial additional period to evaluate the state of the steam generators and to subsequently determine an appropriate course of action. Degradation of steam generators in PWRs has become an increasing concern for the nuclear industry. Nationally and internationally, utilities have undertaken actions to repair or replace steam generators. In the extreme, degradation of steam generators has contributed to the retirement of several American nuclear power reactors. After the Salem Unit 1 tubes are fully examined, PSE&G will be able to evaluate its course of action in light of NRC and other industry requirements.

    According to PSE&G, the examination of the Salem Unit 2 steam generators was completed in January 1996 using the same testing device used in Salem Unit 1. The results of the Salem Unit 2 inspection are being reviewed again to confirm their results in light of the experience with Salem Unit 1. Although this review has not yet been completed, results to date appear to confirm that the condition of the Salem Unit 2 steam generators is within current repair limits at the present time. PSE&G also will remove tubes from the Salem Unit 2 steam generators for laboratory analysis to further confirm the results of this testing.

    Also, PSE&G had planned to return Salem Unit 1 to service in the second quarter of 1996 and Salem Unit 2 in the third quarter of 1996. As a result of the extent of the recently discovered degradation in the Salem Unit 1 steam generators, PSE&G is focusing its efforts on the return of Salem Unit 2 to service in the third quarter. The conduct of the additional steam generator inspections and testing on Salem Unit 2 is not expected to adversely affect the timing of its restart. However, the timing of the restart is subject to completion of the requirements of the restart plan to the satisfaction of PSE&G and the NRC as well as to the normal uncertainties associated with such a substantial review and improvement of the systems of a large nuclear unit, so that no assurance can be given that the projected return date will be met.

    According to PSE&G, on January 3, 1995, the NRC provided PSE&G with its latest SALP report on Salem for the period between June 20, 1993 and November 5, 1994. Salem received ratings of "3", the lowest acceptable rating, in the Operations and Maintenance areas, "2" in Engineering, and "1" in Plant Support. The NRC noted an overall decline in performance and evidenced particular concern with plant and operator challenges caused by repetitive equipment problems and personnel errors. The NRC also noted that although PSE&G has initiated several comprehensive actions within the past year to improve plant performance, and some recent incremental gains have been made, these efforts have yet to noticeably change overall performance at Salem.

    On March 21, 1995, representatives of the NRC Staff met with the Boards of Directors of Public Service Enterprise Group, Inc. and PSE&G to reiterate the previously expressed concerns with regard to Salem's operations. The NRC staff acknowledged that PSE&G had made efforts to improve Salem's operations, including making senior management changes, but indicated that demonstrated sustained results have not yet been achieved.

    PSE&G also has informed the Company that an NRC enforcement conference was held on July 28, 1995, related to certain violations of NRC requirements at Salem not related to the present outage. The violations included valves that were incorrectly positioned following a plant modification in May 1993, non-conservatisms in setpoints for a pressurizer overpressure protection system and several examples of inadequate root cause determination of events, leading to insufficient corrective actions. On October 16, 1995, the NRC imposed cumulative civil penalties related to these violations of $600,000, of which the Company's share is 7.41%. PSE&G did not contest the penalties.

    On October 5, 1995, plant operators at Salem Unit 1 declared an alert because the overhead annunciator panels located in the control room stopped functioning. The panels were declared fully operable after testing later that day, and the alert was terminated. On November 13, 1995, the NRC conducted an exit meeting to review NRC Special Inspection Team (SIT) findings regarding the loss of the overhead annunciator panels. The SIT noted two potential violations and two unresolved items. The items were all associated with Emergency Preparedness.

    PSE&G has informed the Company that PSE&G's own assessments, as well as those by the NRC and the Institute of Nuclear Power Operations, indicate that additional efforts are required to further improve operating performance, as reflected in the restart plans referred to previously. PSE&G has informed the Company that PSE&G is committed to taking the necessary actions to address Salem's performance needs. It is anticipated that the NRC will continue to maintain a close watch on Salem's restart activities and subsequent operational performance. No assurance can be given as to what, if any, further or additional actions may be taken or required by the NRC to improve Salem's performance.

    The Company's operation and maintenance costs and replacement power costs related to the current outage are discussed in the "Salem Outage" section of the MD&A and Note 16 to the Consolidated Financial Statements of the Company's 1995 Annual Report to Stockholders filed as Exhibit 13.

    On February 27, 1996, the co-owners of Salem, including the Company, filed a complaint in the United States District Court for New Jersey against Westinghouse Electric Corporation (Westinghouse), the designer and manufacturer of the Salem steam generators. The complaint, which seeks to recover from Westinghouse the costs associated with replacing Salem's steam generators, alleges violations of federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts, fraud, negligent misrepresentation and breach of contract. The Salem co-owners contend that the recently discovered degradation of the steam generators will prevent the steam generators from operating for a design life of 40 years. The lawsuit asserts that the Salem steam generators ultimately will require replacement and these costs should be borne by Westinghouse and not the customers and shareholders of the Salem co-owners. The Company cannot predict the outcome of this lawsuit.

    On March 5, 1996, the Company and PECO filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Public Service Enterprise Group, Inc. and PSE&G, the operator of Salem. The lawsuit alleges that the defendants failed to respond adequately to numerous citations, warnings, notices of violations and fines by the NRC as well as repeated warnings from the Institute of Nuclear Power Operations about performance, safety, and management problems at Salem. Further, the defendants failed to take appropriate corrective action. The suit contends that as a result of these actions and omissions, the defendants were forced to shut down both Salem units in 1995. The suit asks for compensatory damages for breach of contract and for the defendants' "gross negligence, willful, wanton and reckless misconduct and misfeasance in performance of the Owners' Agreement" and punitive damages, in amounts to be determined. The Company cannot predict the outcome of this lawsuit.

    See page I-18 for a discussion on the status of the operating permit at Salem.

    LIFE EXTENSIONS

    The Company is conducting a life extension program on its older, wholly-owned generating units to extend the operating life of each unit by a minimum of 20 years beyond the normal unit 30-year design life. Continued operation of these units will defer the construction of new capacity and will help to meet PJM Interconnection generating reserve margin obligations. Surveys of Indian River Units 1, 2, and 3 and Edge Moor Units 3 and 4 have been completed. Projects identified during the surveys have been completed to date or will be implemented during scheduled maintenance outages. Edge Moor Unit 5 and Vienna Unit 8 will undergo surveys beginning in 1996 and 1997, respectively. Construction expenditures on these projects for the five-year period 1996-2000 are expected to total approximately $31 million, excluding allowance for funds used during construction (AFUDC).

PURCHASED POWER

    The Company makes short-term energy purchases from several sources in an effort to replace higher-cost generation. During 1995, purchases were made from Allegheny Power System, PECO, and several power marketers. The Company's estimated fuel savings from these transactions amounted to $3.4 million during 1995.

    The Company also purchases 48 MW of long-term capacity from Star Enterprise and has entered into a power purchase agreement with PECO associated with the Company's acquisition of COPCO as discussed under "Energy Supply Plan" on page I-4.

COST OF OUTPUT FOR LOAD

    The following table sets forth the Company's annual generation output, fuel cost per megawatt hour (MWh), and generation mix by unit fuel type for all Company-owned facilities. Coal is the Company's predominant fuel. Corresponding values for purchased power and for net interchange (purchases less sales) as a member of the PJM Interconnection are also listed.

                                       1995                             1994                             1993
                          -------------------------------  -------------------------------  -------------------------------
GENERATION                  1,000       $/                   1,000       $/                   1,000       $/
UNIT FUEL TYPE               MWH        MWH         %         MWH        MWH         %         MWH        MWH         %
------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Coal-fired..............      5,086         18         40      5,499         18         42      6,028         18         47
Oil-fired...............      1,191         28          9      1,998         27         15      2,343         24         18
Nuclear.................      1,567          8         12      2,052          8         16      1,883          7         14
Natural Gas.............      2,953         20         23      2,033         19         15      1,010         23          8
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total Company
   Generation...........     10,797         18         84     11,582         18         88     11,264         18         87

PURCHASES/ INTERCHANGE
------------------------
Purchases...............      3,156         21         24      2,873         23         22      3,200         22         25
Net Interchange.........     (1,040)       (29)        (8)    (1,328)       (32)       (10)    (1,568)       (30)       (12)
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total Output for
   Load.................     12,913         18        100     13,127         17        100     12,896         18        100
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

FUEL SUPPLY FOR ELECTRIC GENERATION

    The Company's electric generating capacity by fuel type is shown under "Electric Operations -- Installed Capacity," on page I-3. To facilitate the purchase of adequate amounts of fuel at reasonable prices, the Company contracts with various suppliers of coal, oil, and natural gas on both a long- and short-term basis. The Company's long-term coal contracts generally contain provisions for periodic and limited price adjustments which are based on current market prices. Oil and natural gas contracts generally are of shorter term with prices determined by market-based indices.

    COAL

    Edge Moor Units 3 and 4, and the Indian River, Keystone and Conemaugh generating stations are coal-fired. During 1995, 5% of the Company's coal supply was purchased under short-term contracts (less than three years), 77% under long-term contracts (up to ten years), and the balance on the spot market. As of December 31, 1995, a maximum of 79% of the Company's coal requirements were under supply contracts. The Company does not anticipate any difficulty in obtaining adequate amounts of coal at reasonable prices.

    OIL

    From 75% to 100% of the residual oil used in Edge Moor Unit 5 currently is being supplied under a two-year contract which expires in 1996. Any amount over 75% of requirements may be purchased in the spot market. The Company expects to negotiate a new contract in 1996 with similar terms. Natural gas is utilized when economically feasible. The fuel supply contract for the Vienna Generating Station, which expires in 1997, provides from 90% to 100% of that station's requirements. Any amount over 90% of requirements may be purchased in the spot market.

    GAS

    Natural gas, which  is the primary  fuel for the  three combustion  turbines
(CTs) at the Company's Hay Road site and a secondary fuel at Edge Moor Unit 5, is supplied partly through contracts described under "Gas Operations" on page I-12. Additional natural gas is purchased on a firm or interruptible basis from one of the Company's pipeline suppliers. The secondary fuel for the Hay Road CTs is kerosene, which is purchased on the spot market.

    NUCLEAR

    The cycle of production and use of nuclear fuel involves the mining and milling of uranium ore to uranium concentrate, conversion of the uranium concentrate to uranium hexaflouride gas, enrichment of that gas, conversion of the enriched gas to fuel pellets, fabrication of fuel assemblies from the pellets, and the use of the fuel assemblies in the generating station reactor. After spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. The Federal Government has an obligation for the transportation and ultimate disposal of the spent fuel, as discussed below.

    PECO has informed the Company that it has contracts for uranium concentrates that will satisfy the fuel requirements of Peach Bottom through 2002. In February 1995, two companies that supply uranium concentrates to PECO filed petitions for bankruptcy under Chapter 11 of the Bankruptcy Code. The two companies supply approximately half of PECO's 1995 and 1996 requirements for uranium concentrates. In addition, one of the companies is under contract to supply approximately 25% of PECO's uranium concentrate requirements for the period 1997 to 2002. PECO has made alternative arrangements with other suppliers to satisfy its short-term requirements for uranium concentrates. PECO also is finalizing arrangements with another supplier to satisfy its longer-term needs. PECO does not anticipate any difficulties in obtaining its requirements for uranium concentrates. PECO's contracts for uranium concentrates are allocated to Peach Bottom on an as-needed basis. PSE&G also has informed the Company that it has contracts for uranium concentrates which will satisfy the fuel requirements of Salem fully through 2000 and, thereafter, 60% through 2002. PSE&G does not anticipate any difficulties in obtaining its requirements for uranium concentrates. The table below summarizes the years through which PECO and PSE&G have contracted for the other segments of the nuclear fuel supply cycle.

                                                                               CONVERSION      ENRICHMENT      FABRICATION
                                                                              -------------  ---------------  -------------
Peach Bottom Unit 2.........................................................           (1)             (2)           1999
Peach Bottom Unit 3.........................................................           (1)             (2)           1998
Salem Unit 1................................................................         2000              (3)           2004
Salem Unit 2................................................................         2000              (3)           2005

------------------------
(1) PECO has commitments for 100% of its conversion services for Peach Bottom through 1997. Approximately 40% of the conversion services requirements are covered through 2001. PECO does not anticipate any difficulties in obtaining necessary conversion services for Peach Bottom.

(2) PECO has commitments for enrichment services for Peach Bottom under contract with the United States Enrichment Corporation. The commitments represent 100% of the enrichment requirements through 1998 and 70% through 1999. PECO does not anticipate any difficulties in obtaining necessary enrichment services for Peach Bottom.

(3) 100% coverage through 1998; approximately 50% coverage through 2002; and approximately 30% coverage through 2004. PSE&G does not anticipate any difficulties in obtaining necessary enrichment services for Salem.

    In conformity with the Nuclear Waste Policy Act of 1982 (NWPA), PECO and PSE&G have entered into contracts with the United States Department of Energy
(DOE) on behalf of the joint owners providing that the Federal Government shall for a fee take title to, transport, and dispose of spent nuclear fuel and high level radioactive waste from the Salem and Peach Bottom reactors. The Company is collecting one-tenth of one cent per kWh of nuclear generation net of station use from electric customers through fuel rates to provide for the future cost of spent nuclear fuel disposal and is paying such amounts to the DOE. The DOE may revise this charge as necessary to ensure full cost recovery of nuclear fuel disposal. Under the NWPA, the DOE was to begin accepting spent fuel for permanent off-site storage no later than 1998. However, the DOE has stated that it would not be able to open a permanent, high-level nuclear waste storage facility until 2015, at the earliest.

    In June 1994, a number of utilities and state agencies, including the PUC, filed a lawsuit against the DOE seeking a determination of the DOE's legal obligation to accept fuel by 1998. In April 1995, the DOE published its final interpretation on the nuclear waste acceptance issues and stated that it had no legal obligation to begin waste acceptance in 1998, in the absence of an operational repository or other storage facility. PSE&G has informed the Company that, along with 24 other utilities and a combination of 48 states, state regulatory agencies and municipal power agencies, PSE&G has filed a lawsuit in the United States District Court of Appeals for the District of Columbia Circuit against the DOE to protect its contractual rights. The Company is not a party to either of the above lawsuits. The Company cannot predict when the DOE-sponsored temporary or permanent storage sites will become available.

    In 1990, the NRC determined that spent nuclear fuel generated in any reactor can be stored safely and without significant environmental impact in reactor facility storage pools or in independent spent nuclear fuel storage installations located at or away from reactor sites for at least 30 years beyond the licensed life for operation (which may include the term of a revised or renewed license). PECO has advised the Company that Peach Bottom has adequate on-site temporary spent-fuel storage capability until 2000 for Peach Bottom Unit 2 and 2001 for Peach Bottom Unit 3. Options for expansion of storage capacity beyond the pertinent dates are being investigated by PECO. PSE&G also has advised the Company that, as a result of replacing the existing high-density racks in the spent-fuel storage pools of Salem Units 1 and 2 with maximum-density racks, the availability of adequate spent fuel storage capacity is conservatively estimated through 2008 for Salem Unit 1 and 2012 for Salem Unit 2.

    The Energy Act provided for creation of a Decontamination & Decommissioning (D&D) Fund to pay for the future clean-up of DOE gaseous diffusion enrichment facilities. Domestic utilities and the federal government are required to make payments to the D&D fund until 2008 or $2.25 billion, adjusted annually for inflation, is collected. The liability for the Company's share of the D&D fund was $6.8 million as of December 31, 1995. The Company is recovering this cost through fuel adjustment clause revenues which are discussed on page I-13.

GAS OPERATIONS

    During 1995, the average production cost of all gas sold was $2.95 per thousand cubic feet (Mcf), compared with $3.06 and $3.22 per Mcf in 1994 and 1993, respectively. Gas capacity requirements are purchased primarily under contracts with three pipeline suppliers. The Company also purchases gas supply from marketers and producers, primarily under one- to five-year agreements. The Company's peak shaving plant for liquefaction, storage, and re-gasification of natural gas provides supplemental gas.

    As   shown  in  the  table  below,  the  Company's  maximum  24-hour  system capability, including natural gas purchases, storage deliveries, and the maximum planned sendout of its peak shaving plant, is 158,669 Mcf.

                                                                                NUMBER OF      EXPIRATION     DAILY
                                                                                CONTRACTS        DATES         MCF
                                                                             ---------------  ------------  ---------
Supply.....................................................................             4      1996-2004       31,442
Transportation.............................................................             3         2004         59,795
Storage....................................................................             4      1996-2004       42,432
Local Peak Shaving.........................................................        --              --          25,000
                                                                                                            ---------
  Total....................................................................                                   158,669
                                                                                                            ---------
                                                                                                            ---------

    The Company's peak shaving plant has an emergency peak shaving capability of 45,000 Mcf per day, which increases the maximum daily sendout capacity to 178,669 Mcf. The Company experienced a new all-time peak daily firm sendout of 158,512 Mcf on January 19, 1994, during extreme weather conditions. The maximum daily firm sendout experienced to date during the 1995/96 winter was 144,125 Mcf.

SUBSIDIARIES

    Delcap is a wholly-owned subsidiary of the Company that is engaged in landfill and waste-hauling operations, the ownership, operation and maintenance of energy-related projects, real estate sales and development, and investments in leveraged equipment leases. A Delcap subsidiary operates and maintains Star's Delaware City Power Plant from which the Company purchases capacity and energy. As of December 31, 1995, Delcap's stockholder's equity was $36.8 million.

    Delmarva Services Company, a wholly-owned subsidiary of the Company, leases an office building to the Company. As of December 31, 1995, its stockholder's equity was $6.0 million.

    Delmarva Energy Company and Delmarva Industries, Inc. are wholly-owned subsidiaries of the Company and are partners in joint venture oil and gas exploration and development programs in New York, Ohio and Pennsylvania. During 1995, Delmarva Energy and Delmarva Industries made dividend payments of $600,000 and $400,000, respectively, to the Company. As of December 31, 1995, their combined stockholder's equity was $1.1 million.

    For a further discussion of the Company's subsidiaries refer to "Environmental Matters -- Subsidiaries" on page I-20, as well as the "Nonutility Subsidiaries" section of the MD&A and Notes 1 and 18 to the Consolidated Financial Statements of the 1995 Annual Report to Stockholders filed as Exhibit 13.

REGULATORY AND RATE MATTERS

    The Company is subject to regulation with respect to its retail electric sales by the DPSC, the MPSC, and the Virginia State Corporation Commission
(VSCC), each of which have broad jurisdiction over rate matters, accounting, and terms of service. Gas sales are subject to regulation by the DPSC. In limited respects concerning properties and operations in New Jersey and Pennsylvania, the Company is subject to regulation by the utility commissions in those states. The FERC exercises jurisdiction with respect to the Company's accounting systems and policies, the transmission of electricity, the wholesale sale of electricity, and interchange and other purchases and sales of electricity involving other utilities. The FERC also regulates the price and other terms of transportation of natural gas purchased by the Company. The percentage of combined electric and gas utility operating revenues regulated by each Commission for the year ended December 31, 1995 was as follows: DPSC 64%; MPSC 27%; VSCC 3%; and FERC 6%.

BASE RATE PROCEEDINGS

    For  information concerning  the Company's  base rate  proceedings, refer to
Note 2 to the Consolidated Financial Statements in the 1995 Annual Report to Stockholders, which is filed as Exhibit 13.

FUEL ADJUSTMENT CLAUSES

    The Company's tariffs generally include fuel adjustment clauses that permit the collection of the costs of fuel burned in generating stations and the variable (energy) costs of purchased and net interchange power from the Company's retail and resale electric customers, and the costs of natural gas from its gas customers. Fuel costs are deferred and charged to operations on the basis of fuel costs included in customer billings under the Company's tariffs. For the Delaware, Virginia and FERC jurisdictional customers, the clauses are based upon estimated annual fuel costs. For the Maryland jurisdictional customers, the clause is based on historical average costs. Supporting data are filed with and audited by the various commissions and formal hearings are held at periodic intervals as required by law. Fixed costs (capacity or demand charges) associated with purchased power transactions entered into for reliability reasons generally are subject to base rate recovery. The present status or results of significant fuel rate issues are discussed below. As of December 31, 1995, the Company had accrued fuel disallowance reserves that adequately provide for any disallowances of fuel costs and penalties related to the issues discussed below.

    Both Delaware and Maryland have programs that assess the overall performance of the Company's 15 major generating units. Under the DPSC's Power Plant Performance Program (PPPP), the

Company can receive financial rewards or penalties, which will not exceed an estimated cap of $1.6 million in 1996. The 1994 and projected 1995 PPPP results are not material to the Company's financial position or results of operations. If the Company does not meet an overall system performance standard set by Maryland's Generating Unit Performance Program, the MPSC can disallow certain fuel costs of units that operated below their individual performance standards. The 1994 results indicated that the overall system performance standard was met. The 1995 standards are in the process of being set.

    In September 1995, the DPSC issued an order concerning the Company's 1995 retail fuel adjustment filing and disallowed approximately $800,000 of net replacement power costs associated with a Salem Unit 1 outage that occurred from April 7, 1994 to June 4, 1994. The order excluded the outage in determining performance under the PPPP.

    In December 1995, the DPSC issued an order concerning the Company's 1996 retail fuel adjustment filing and permitted the Company to retain the fuel adjustments in effect at that time, pending the Company's supplemental filing sometime in 1996, which is expected to include a request for recovery of replacement power costs associated with the current Salem outages. For additional discussion regarding the current Salem outages, refer to "Salem Units" on page I-7 and the "Salem Outage" section of the MD&A and Note 16 to the Consolidated Financial Statements of the Company's 1995 Annual Report to Stockholders filed as Exhibit 13.

    In May 1993, the Company's municipal customers filed a complaint with the FERC, seeking a $5.3 million refund of alleged excessive fuel and replacement power costs related to coal procurement practices and the operating performance of certain electric power plants. In September 1995, the FERC dismissed all issues except for the limited issue of whether the Company should have pursued legal remedies against PSE&G for the outage that occurred at Salem Unit 2 from November 9, 1991 to May 10, 1992. In January 1996, the FERC administrative law judge issued an initial decision dismissing the remaining complaint. The municipal customers filed an application for rehearing, which was denied by the FERC on February 28, 1996, and the Docket was terminated. The Municipals have 60 days to file an appeal.

OTHER REGULATORY MATTERS

    ELECTRIC COLLABORATIVE PROPOSAL

    For a discussion of the electric collaborative proposal presented to the DPSC and the MPSC, refer to the "Strategic Plans for Competition" section of the MD&A of the Company's 1995 Annual Report to Stockholders filed as Exhibit 13.

    DELAWARE TASK FORCE ON REGULATION

    In 1993, the Governor of Delaware convened the Public Utility Regulatory Task Force, and on June 12, 1995, the Governor signed legislation implementing the following key recommendations of the task force.

    - The DPSC is authorized to (a) deregulate utility businesses when a competitive market exists and (b) implement alternative forms of regulation which depart from traditional rate base, rate of return regulation;

    - The DPSC can authorize special rates for economic development purposes, such as attracting new customers and preventing the loss of existing customers;

    - The process through which the DPSC approves a public utility's proposed issuances of debt and equity securities has been streamlined;

    - The DPSC is authorized to conduct rate proceedings in which the number or type of issues are limited; and

    - The DPSC is encouraged to resolve issues through the use of settlements.

    SPECIAL CONTRACT RATE TARIFFS

    With respect to its electric business, the Company filed an Economic Development Rate (EDR) Tariff and a Negotiated Contract Rate (NCR) Tariff with the DPSC in August 1995 and with the MPSC in November 1995. New and existing business operations that make a substantial capital investment and/or create new jobs would be eligible for the EDR, which reflects the guidelines of the Delaware regulatory reform legislation described previously. These tariffs also would allow the Company to compete nationally. The proposed EDR provides a discount which is set at a level such that revenues are sufficient to recover all variable costs and contribute towards fixed costs. The NCR addresses special business needs and opportunities which cannot otherwise be accommodated by the Company's standard tariffs or EDR. The Company proposed that the stockholders and ratepayers share 20% and 80%, respectively, in Delaware and 30% and 70%, respectively, in Maryland of the value of the EDR discounts. In both states, stockholders and ratepayers would share equally the amount of the NCR discounts. Various modifications, dealing primarily with the discount sharing, are being considered in settlement discussions with parties in Delaware. Maryland's rates were approved in March 1996.

    MARYLAND COMPETITION AND REGULATORY POLICIES INQUIRY

    In August 1995, the MPSC determined that retail wheeling is not in the public interest at this time. The MPSC decided that resale competition in combination with competitive bidding for new supply-side and demand-side resources, special contracts, and utility specific performance-based regulation can achieve most of the benefits expected from retail wheeling without harming reliability.

    COMPARABLE USE TRANSMISSION TARIFF

    In November 1994, the Company submitted a comparable use transmission tariff as part of its filing with the FERC for approval of the purchase of COPCO. The tariff became effective, subject to refund, in June 1995. On August 28, 1995, the Company filed a revised tariff to be consistent with the pro forma tariff described in the FERC NOPR on open access transmission. In light of the anticipated filing by the PJM Interconnection of a tariff that would lead to necessary revisions of the Company's proposed revised tariff, the Company, intervenors, and FERC staff filed a joint motion in January 1996 for suspension of the procedural schedule in this docket. On February 1, 1996, the FERC Administrative Law Judge approved the request for suspension. For a further discussion of the PJM Interconnection filing, refer to "Power Pool" on page I-3.

    NATURAL GAS RESTRUCTURING FILING

    In March 1995, the Company filed an application with the DPSC to restructure its natural gas pricing and service options. In February 1996, the DPSC approved an uncontested settlement which becomes effective on April 1, 1996. The redesign of gas rates and modification of the gas cost adjustment mechanism reallocates revenues among firm customer classes in order to reflect more accurately the cost of serving these customers. The reallocation increases prices for residential and low volume commercial customers and decreases prices for most other commercial and industrial customers.

    The settlement unbundles and separately prices several services so that large and medium volume commercial and industrial customers can elect to use and pay for only the services that they need. The DPSC also approved new riders and services, including a Flexibly Priced Gas Sales Service, Quasi-Firm Transportation Service, Peak Management Rider, and a Negotiated Contract Rate. A one-year notice is required for firm sales customers switching to transportation or non-firm service.

    The settlement authorizes the Company to provide "nonjurisdictional merchant sales service," including off-system sales, transportation nomination, scheduling and coordination services, fuel management services, gas supply or transportation hedging services, and supply imbalance management services. The settlement also allows the Company's stockholders to retain 20% of the margin (revenues net of fuel costs) earned from "nonjurisdictional merchant sales services," non-firm sales and non-firm transportation services. The remaining 80% will reduce fuel rates charged to firm customers. Currently, 100% of these margins reduce fuel rates for firm customers.

CONSTRUCTION AND FINANCING PROGRAM

    Utility construction expenditures for the period 1993-1995, excluding $17 million of AFUDC, and estimated utility construction expenditures for the period 1996-2000, excluding $19 million of AFUDC, are shown in the following table:

                                                                    CALENDAR YEAR
                                     ----------------------------------------------------------------------------
                                                                                                         1998-
                                        1993         1994         1995         1996         1997         2000
                                     -----------  -----------  -----------  -----------  -----------  -----------
                                                                (Dollars in Thousands)
Electric Facilities:
  Production.......................  $    69,100  $    54,300  $    45,900  $    38,600  $    41,000  $   123,200
  Transmission.....................       17,300       26,400       11,300       16,100       29,000       50,300
  Distribution.....................       40,300       37,800       38,800       37,200       45,900      141,900
Gas Facilities.....................       17,000       19,400       15,600       19,400       18,600       58,800
General Facilities.................       16,300       16,200       24,000       23,100       25,000       73,800
                                     -----------  -----------  -----------  -----------  -----------  -----------
                                     $   160,000  $   154,100  $   135,600  $   134,400  $   159,500  $   448,000
                                     -----------  -----------  -----------  -----------  -----------  -----------
                                     -----------  -----------  -----------  -----------  -----------  -----------

    Capital requirements for the period 1996-1997 are estimated to be $324 million, including $25 million for maturity of First Mortgage Bonds in 1997 and $294 million for utility construction, excluding AFUDC. The Company anticipates that $283 million will be generated internally during 1996-1997, net of power purchase commitments. This represents 87% of estimated capital requirements and 96% of estimated utility construction expenditures. During this period no long-term external financings are presently planned.

    Capital requirements for the period 1998-2000 are estimated to be $549 million, including $448 million for utility construction, excluding AFUDC, and $65 million for the maturity of long-term debt. The Company anticipates that during the period 1998-2000 $467 million will be generated internally, which represents 85% of estimated capital requirements and 104% of estimated utility construction expenditures. A portion of the balance of the capital requirements for 1998-2000 is expected to be provided by the sale of long-term debt. The Company anticipates that it will be able to obtain these amounts in the capital markets on competitive terms.

    Since the Company's future construction program, internal generation of funds, and need for outside capital will be affected by such matters as customer demand, inflation, competition, and rate regulation, future results may vary from the foregoing estimates. In addition, the ultimate resolution of the problems at Salem, as discussed in "Salem Units" on page I-7, may increase future capital requirements.

    The issuance of unsecured debt is limited by certain provisions in the Company's Restated Certificate and Articles of Incorporation, as amended (the Charter), to 20% of the Company's total capitalization excluding unsecured debt. As of December 31, 1995, these provisions would have permitted the Company to issue approximately $93 million of additional unsecured debt.

    The issuance of First Mortgage Bonds by the Company is limited by a covenant in its Mortgage and Deed of Trust dated October 1, 1943, as supplemented and amended (the Mortgage), with Chemical Bank (Trustee) requiring the pro forma ratio of consolidated earnings to interest on First Mortgage Bonds for any twelve consecutive months within the fifteen months preceding such issuance to be not less than 2.00. This ratio for the twelve months ended December 31, 1995 was 6.09. The issuance of First Mortgage Bonds also is limited by the Mortgage to 60% of the bondable value of property additions.

    Certain provisions in the Company's Charter limit the issuance of preferred stock. The most restrictive of these provisions requires that the pro forma ratio of consolidated earnings to fixed charges and preferred stock dividend requirements combined for any twelve consecutive months within the fifteen months preceding such issuance of preferred stock be 1.50 or greater. This ratio was 2.27 for the twelve months ended December 31, 1995.

    The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred dividends under the Securities and Exchange Commission
(SEC) Methods for 1991-1995 are shown below.

                                                                                             YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------------------
                                                                                1995       1994       1993       1992       1991
                                                                              ---------  ---------  ---------  ---------  ---------
Ratio of Earnings to Fixed Charges (SEC Method).............................       3.54       3.49       3.47       3.03       2.58
Ratio of Earnings to Fixed Charges (SEC Method), as Adjusted (1)............     --           3.74     --           2.78     --
Ratio of Earnings to Fixed Charges and Preferred Dividends (SEC Method).....       2.92       2.85       2.88       2.51       2.24
Ratio of Earnings to Fixed Charges and Preferred Dividends (SEC Method), as
 Adjusted (1)...............................................................     --           3.05     --           2.30     --

------------------------
(1) Adjusted ratios reflect the following pre-tax amounts: for 1994, the exclusion of an early retirement offer charge of $17.5 million; and for 1992, the exclusion of the gain from the Company's share of a settlement reached in the lawsuit against PECO in connection with the shutdown of Peach Bottom of $18.5 million.

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

    For further information on the Company's financing activities, refer to Notes 10 through 12 to the Consolidated Financial Statements and the "Liquidity and Capital Resources" section of the MD&A of the 1995 Annual Report to Stockholders filed as Exhibit 13.

ENVIRONMENTAL MATTERS

    The Company is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, oil pollution control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Permits are required for the Company's construction projects and existing facilities. The Company has incurred, and expects to continue to incur, capital expenditures and operating costs because of environmental considerations and requirements. The Company is engaged in a continuing program to assure compliance with the environmental standards adopted by various regulatory authorities.

    CONSTRUCTION EXPENDITURES

    Construction expenditures for compliance with environmental regulations, primarily the Clean Air Act Amendments of 1990 (The Clean Air Act), are estimated at $53 million (excluding AFUDC) for the years 1996-2000. These amounts are included in the Company's estimates of utility construction expenditures under "Construction and Financing Program" on page I-16.

    CLEAN AIR ACT

    The Clean Air Act requires utilities and other industries to significantly reduce emissions of air pollutants such as sulfur dioxide (SO2) and oxides of nitrogen (NOx). Title IV of the Clean Air Act, the acid rain provisions, established a two-phase program which mandated reductions of SO2 and NOx emissions from certain utility units by 1995 (Phase I) and required other utility units to begin reducing SO2 and NOx emissions in the year 2000 (Phase
II). Emission reductions at the jointly-owned Conemaugh Power Plant, the only units required to comply with Title IV in 1995, have been achieved through installation and operation of flue gas desulfurization (FGD) systems. The remainder of the

Company's wholly- and jointly-owned fossil fuel fired units are expected to meet Phase II emission limits through a combination of fuel switching, FGD, environmental dispatch and SO2 allowance trading.

    In addition to complying with Title IV, as major sources of NOx emissions, Company facilities must comply with Title I of the Clean Air Act, the ozone nonattainment provisions, which require states to promulgate Reasonably Available Control Technology (RACT) regulations for existing sources located within ozone nonattainment areas or within the Northeast Ozone Transport Region
(NOTR). The Company's facilities in Delaware and Maryland are in the NOTR. The Company has decided to comply with the RACT requirements by undertaking certain operating changes and installing low NOx burner technology. The Company's Delaware and Maryland RACT proposals have not received final regulatory approval. Consequently, costs, in addition to those already budgeted, may be incurred at these facilities in order to comply with the RACT regulations.

    Additional "post-RACT" NOx emission limitations are being discussed by several entities, including the Northeast Ozone Transport Commission (NOTC). One such proposal, recognized by a Memorandum of Understanding (MOU) signed by NOTR member states, would require sources to meet certain emission limitations or to reduce NOx emissions up to 65% below 1990 levels by 1999. Under the MOU, states would be required to propose further NOx reductions by 2003, if necessary. While the special provisions of the MOU have not been adopted by regulation in Delaware or Maryland, the Company likely will be required to install post-combustion NOx control equipment on some or all of the Company's major generating units. At this time, the Company cannot determine the potential operating impacts and anticipated costs associated with this particular "post-RACT" initiative.

    To help attain air quality standards, the Clean Air Act mandates that the emission of certain air pollutants by new sources or increased emissions from existing facilities be offset by reductions in similar emissions from existing sources. Such requirements may affect the Company's ability to locate, construct, and expand generating facilities in the future.

    SALEM OPERATING PERMIT

    PSE&G has informed the Company that it has settled all challenges raised by the State of Delaware and other parties to the final five-year operating permit for the Salem units issued by the New Jersey Department of Environmental Protection and Energy (NJDEPE). The estimated capital cost of compliance with the final permit is approximately $100 million, of which the Company's share is 7.41%. A settlement with challenging parties, other than Delaware, precludes these parties from arguing that modifications to the plant's cooling water intake system or cooling water system discharge are necessary prior to August 31, 1999. This settlement requires PSE&G to work with the challenging parties to evaluate intake structure impingement and entrainment technologies, and authorizes the challenging parties to recommend independent scientists to participate on NJDEPE advisory committees regarding plant operations.

    PSE&G has informed the Company that it is in the process of securing additional permits required to implement the operating permit. No assurances can be given as to the receipt of these additional permits, but PSE&G has reported that it does not foresee any insurmountable obstacles.

    WATER QUALITY REGULATIONS

    The Delaware Department of Natural Resources and Environmental Control (DNREC) and the Maryland Department of the Environment (MDE) promulgated major changes to water quality regulations in 1993 which emphasize increased control of toxic pollutants and signal a shift away from technology-based standards. In developing the regulations, one wastewater discharge from the Indian River Power Plant was included on a Delaware list of suspected toxic pollutant discharges. In addition, one discharge from the Vienna Power Plant was added to the Maryland toxic discharge list by the United States Environmental Protection Agency (EPA). National Pollutant Discharge Elimination System (NPDES) permit modifications for each plant are expected in 1996. The costs of complying with the final modified Delaware and Maryland regulations and the resultant NPDES permit modifications are not expected to have a material effect on the Company's financial position or results of operations.

    The Clean Water Act requires that the cooling water intake and discharge systems at the Edge Moor and Indian River Power Plants minimize adverse environmental impact. In addition, in 1993, DNREC promulgated increased restrictions on thermal discharge. Between 1976 and 1979 the Company submitted to DNREC the results of environmental impact studies which demonstrated compliance with the Clean Water Act. DNREC is in the process of requiring the Company to update these studies to determine if the intake and discharge systems continue to be in compliance. The studies are expected to take one to two years. If it should be determined that the systems are not in compliance with the Clean Water Act and/or the revised Delaware thermal limits, construction expenditures to modify the systems could cost up to $47 million.

    HAZARDOUS SUBSTANCES

    The disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company's exposure is minimized by adherence to environmental standards for Company-owned facilities and through a waste disposal contractor screening and audit process.

    The Company currently is a potentially responsible party (PRP) at federal superfund sites in Philadelphia, Pennsylvania (the Metal Bank/Cottman Avenue
site); Elkton, Maryland (Galaxy/Spectron site); and Jamestown, North Carolina (the Seaboard Chemical site); and is alleged to be a third-party contributor at two other federal superfund sites (the Bridgeport Rental and Oil Services site in Logan Township, New Jersey and the Berks Associates site in Douglassville, Pennsylvania). Because the Company's imputed share of the potential liabilities at these sites is small, the Company does not expect its share of the
investigation  and  clean-up  costs  at   these  sites,  either  separately   or
cumulatively, to have a material effect on the Company's financial position or results of operations.

    The Company also has two former coal gasification sites in Delaware (Wilmington and New Castle) and one former coal gasification site in Maryland (Cambridge), each of which is a state superfund site.

    The Company completed an investigation and risk assessment of the Wilmington Coal Gasification Site in 1987. Based on the results of that study, which was submitted to DNREC, the Company determined that the site posed a minimal risk to human health and the environment. At DNREC's request, in 1994, the Company completed an updated facility evaluation and risk assessment which reaffirmed the conclusions of the original study and indicated that there may be contamination at the site. To gain additional information about the site, the Company, under Delaware's Voluntary Cleanup Program, has agreed to undertake a remedial investigation/feasibility study on the northern section of the site and a feasibility study on the southern section. The completion of these studies will enable the Company to assess the extent of contamination, review remediation alternatives, and estimate the cost of cleanup or containment.

    In 1994, the 3-acre New Castle site was investigated by DNREC as part of an investigation of a 41-acre marsh. Low levels of contaminants were found throughout the marsh. These contaminants could have originated from a number of sources within the marsh area or from surface runoff from adjacent areas. While DNREC has indicated that additional investigation of this coal gasification site may be warranted, it has not directed the Company to undertake such an investigation.

    The Cambridge, Maryland coal gasification site was placed on the state superfund list in 1984. Although the EPA recommended the site for "no further action" in 1990, the MDE requested and received funding to undertake an expanded site assessment (ESA) which was conducted in December 1995 and included sampling of the adjacent creek and adjacent property. The MDE's report of findings is scheduled for completion in October 1996. At MDE's request, the Company plans to assess site conditions further in 1996. When the MDE report is available and the Company's investigation is completed, the Company will be able to estimate clean-up costs, if any.

    The Company has accrued a liability of $2 million for clean-up and other potential costs related to the above federal and state superfund sites. The Company does not expect such future costs to have a material effect on the Company's financial position or results of operations.

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

    Another environmental issue with potential impact on the electric utility industry is the emission of "greenhouse gases" from generating facilities, in particular the release of carbon dioxide that has been associated with the potential for global warming. Despite scientific uncertainties and disagreements regarding the effects of global warming, the Company is exploring cost-effective ways to reduce emissions of greenhouse gases, while satisfying its customers' growing demand for energy. Specific actions include supporting scientific research, continuing the Company's balanced environmental stewardship/energy resource plans (refer to the "Energy Supply Plan" on page I-4), use of natural gas, coal ash recycling, and enhanced energy conservation in the Company's operations. As part of President Clinton's climate challenge action plan introduced in October 1993, a climate challenge program was developed. Under this program, the DOE and electric utilities will explore and promote ways in which electric utilities can voluntarily reduce, limit, avoid or offset emissions of carbon dioxide and other greenhouse gases. On February 3, 1995, the Company signed the Climate Challenge Participation Accord with the U.S. DOE. Should mandatory emissions limitations or a "carbon tax" be imposed, the Company's operations could be affected. The Company cannot predict the outcome of this issue.

    SUBSIDIARIES

    Certain of the Company's subsidiaries are also subject to regulations with respect to the environmental effects of their operations, including air and water quality control, solid waste disposal, and limitation on land use by various federal, regional, state, and local authorities. In March 1995, one of the Company's indirect subsidiaries, Pine Grove Landfill, Inc. (Pine Grove), which owns and operates a solid waste disposal facility in Pennsylvania, entered into a consent order and agreement with the Pennsylvania Department of Environmental Protection (PADEP), which addressed alleged past violations of state solid waste management and air quality regulations due to odors emanating from its disposal facility. Pursuant to the terms of the consent order and agreement, Pine Grove paid a $22,000 civil penalty and the costs of certain environmental services and facility enhancements. Pine Grove's management believes it has corrected the odor problem at the disposal facility. Pine Grove's management cannot predict the nature of any actions which PADEP may take in the event of future odor emissions. PADEP has the authority to impose fines and/or close, limit expansion, or order changes in the business practices at the disposal facility. The Company believes that its subsidiaries are in substantial compliance with all environmental regulations.

RETAIL FRANCHISES

    The franchises discussed below could be impacted by legislation mandating the retail wheeling of electricity. For a further discussion on the development of competition in retail markets, refer to "Electric Retail Business" on page I-2 and the "Strategic Plans for Competition" section of the MD&A of the Company's 1995 Annual Report to Stockholders filed as Exhibit 13.

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

NUMBER OF EMPLOYEES

    The number of full time employees of the Company at December 31, 1995 was 2,527.

    A total of 1,457 employees are represented by the International Brotherhood of Electrical Workers Locals 1238 (Northern) and 1307 (Southern) whose contracts with the Company expire on December 15, 1996 and June 25, 1997, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The names, ages, and positions of all of the executive officers of the Company as of December 31, 1995 are listed below, along with their business experiences during the past five years. Officers are elected annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                           (AS OF DECEMBER 31, 1995)

NAME, AGE AND POSITION                                            BUSINESS EXPERIENCE DURING PAST 5 YEARS
--------------------------------------------------------  --------------------------------------------------------
Howard E. Cosgrove, 52..................................  Elected 1992. President and Chief Operating
  Chairman of the Board, President, and                   Officer from 1991 to 1992.
  Chief Executive Officer and Director
Joseph W. Ford, 49......................................  Elected 1995. Director, Corporate Re-
  Senior Vice President                                   Engineering, Sales & Marketing Worldwide, Digital
                                                          Corporation, Boston, Massachusetts, from 1993 to 1994.
                                                          Director Business Development United States, Digital
                                                          Corporation, Boston, Massachusetts from 1992 to 1993.
                                                          Vice President, Sales and Marketing, Asia Region,
                                                          Digital Corporation, Hong Kong, from 1991 to 1992.
Barbara S. Graham, 47...................................  Elected 1995. Vice President and Chief
  Senior Vice President, Treasurer, and Chief Financial   Financial Officer from 1992 to 1994. Treasurer from 1987
  Officer                                                 to 1992.
Ralph E. Klesius, 53....................................  Elected 1992. Vice President, Engineering from
  Senior Vice President and Environmental Compliance      1988 to 1992.
  Officer
Thomas S. Shaw, 48......................................  Elected 1992. Vice President/President,
  Senior Vice President/President, Delmarva Capital       Delmarva Capital Investments, Inc. from 1991 to 1992.
  Investments, Inc.
Donald E. Cain, 50......................................  Elected 1988.
  Vice President, Administration
Paul S. Gerritsen, 50...................................  Elected 1993. Vice President and Chief
  Vice President                                          Financial Officer from 1987 to 1992.
Wayne A. Lyons, 56......................................  Elected 1990.
  Vice President
Frank J. Perry Jr., 52..................................  Elected 1990.
  Vice President, Production
Jack Urban, 52..........................................  Elected 1991.
  Vice President, Gas Division
James P. Lavin, 48......................................  Elected 1993. Comptroller-Corporate and Chief
  Comptroller and Chief Accounting Officer                Accounting Officer from 1989 to 1993.

ITEM 2.  PROPERTIES

    Substantially all utility plants and properties of the Company are subject to the lien of the Mortgage under which the Company's First Mortgage Bonds are issued.

    The Company's electric properties are located in Delaware, Maryland, Virginia, Pennsylvania, and New Jersey. The following table sets forth the net installed summer electric generating capacity available to the Company to serve its peak load as of December 31, 1995.

                                                                                                   NET INSTALLED
                                                                                                      CAPACITY
STATION                                          LOCATION                                              (KWH)
-----------------------------------------------  -----------------------------------------------  ----------------
COAL-FIRED
  Edge Moor....................................  Wilmington, DE.................................       251,000
  Indian River.................................  Millsboro, DE..................................       743,000
  Conemaugh....................................  New Florence, PA...............................        63,000(A)
  Keystone.....................................  Shelocta, PA...................................        63,000(A)
                                                                                                  ----------------
                                                                                                     1,120,000
                                                                                                  ----------------
OIL-FIRED
  Edge Moor....................................  Wilmington, DE.................................       435,000
  Vienna.......................................  Vienna, MD.....................................       151,000
                                                                                                  ----------------
                                                                                                       586,000
                                                                                                  ----------------
COMBUSTION TURBINES/COMBINED CYCLE
  Hay Road.....................................  Wilmington, DE.................................       511,000
                                                                                                  ----------------
NUCLEAR
  Peach Bottom.................................  Peach Bottom Twp., PA..........................       164,000(A)
  Salem........................................  Lower Alloways Creek Twp., NJ..................       164,000(A)
                                                                                                  ----------------
                                                                                                       328,000
                                                                                                  ----------------
PEAKING UNITS
  Christiana...................................  Wilmington, DE.................................        45,000
  Edge Moor....................................  Wilmington, DE.................................        13,000
  Madison Street...............................  Wilmington, DE.................................        11,000
  West.........................................  Marshallton, DE................................        14,000
  Delaware City................................  Delaware City, DE..............................        14,000
  Indian River.................................  Millsboro, DE..................................        17,000
  Vienna.......................................  Vienna, MD.....................................        17,000
  Tasley.......................................  Tasley, VA.....................................        26,000
  Salem........................................  Lower Alloways Creek Twp., NJ..................         3,000(A)
  Crisfield....................................  Crisfield, MD..................................        10,000
  Bayview......................................  Bayview, VA....................................        12,000
  Keystone.....................................  Shelocta, PA...................................           400(A)
  Conemaugh....................................  New Florence, PA...............................           400(A)
                                                                                                  ----------------
                                                                                                       182,800
                                                                                                  ----------------
PURCHASED CAPACITY.............................  Delaware City, DE..............................        48,000
CUSTOMER-OWNED CAPACITY........................  Delaware City, DE..............................        57,000(B)
                                                                                                  ----------------
    Subtotal....................................................................................     2,832,800
                                                                                                  ----------------
PURCHASED PJM INTERCONNECTION CAPACITY CREDITS..................................................        50,000
                                                                                                  ----------------
    Total.......................................................................................     2,882,800
                                                                                                  ----------------
                                                                                                  ----------------

------------------------
(A) Company portion of jointly-owned plants.

(B) Represents capacity owned by a refinery customer which is available to the Company to serve its peak load.

    Major transmission and distribution lines owned and in service are as follows:

VOLTAGE                                                       CIRCUIT MILES
------------------------------------------------------------  -------------
Transmission:
  500 kilovolts (kV)........................................           16
  230 kV....................................................          326
  138 kV....................................................          447
   69 kV....................................................          716
Distribution:
  34 kV.....................................................          604
  25 kV and below...........................................        8,985

    The Company's electric transmission and distribution system includes 1,391 transmission poleline miles of overhead lines, 5 transmission cable miles of underground cables, 7,123 distribution poleline miles of overhead lines, and 5,268 distribution cable miles of underground cables.

    The Company has a liquefied natural gas plant located in Wilmington, Delaware with a storage capacity of 3.045 million gallons and a maximum planned daily sendout capacity of 25,000 Mcf per day.

    The Company also owns four natural gas city gate stations at various locations in its gas service territory. These stations have a total sendout capacity of 125,000 Mcf per day.

    The following table sets forth the Company's gas pipeline miles:

Transmission Mains.................................        107*
Distribution Mains.................................      1,487
Service Lines......................................      1,069

* Includes 11 miles of joint-use gas pipeline that is used 10% for gas and 90% for electric.

    The Company owns and occupies office buildings in Wilmington and Christiana, Delaware and Salisbury, Maryland, and also owns elsewhere in its service area a number of properties that are used for office, service, and other purposes.

ITEM 3.  LEGAL PROCEEDINGS

    As previously reported, in June 1993, the Delaware Coastal Zone Industrial Control Board adopted regulations (the Regulations) under the Delaware Coastal Zone Act which would have, among other things, prohibited the Company from constructing new power-generating facilities or expanding any of its existing power-generating facilities outside a designated boundary. The Company filed proceedings in the Delaware Superior Court, and joined with other affected parties to file a complaint in the Delaware Chancery Court, seeking to have the Regulations declared null and void. On May 19, 1994, the Chancery Court found for the Company and the other plaintiffs by declaring the Regulations null and void on procedural grounds. The proceedings in the Superior Court, which were suspended pending the outcome in the Chancery Court, are expected to be dismissed.

    For a discussion of the Company's lawsuit against Westinghouse, refer to "Salem Units" on page I-7.

    For a discussion of the Company's lawsuit against Public Service Enterprise Group, Inc. and PSE&G, refer to "Salem Units" on page I-7.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is listed on the New York and Philadelphia Stock Exchanges and has unlisted trading privileges on the Cincinnati, Midwest, and Pacific Stock Exchanges and had the following dividends declared and high/low prices by quarter for the years 1995 and 1994.

                                                                         1995                               1994
                                                           ---------------------------------  ---------------------------------
                                                                               PRICE                              PRICE
                                                            DIVIDEND    --------------------   DIVIDEND    --------------------
                                                            DECLARED      HIGH        LOW      DECLARED      HIGH        LOW
                                                           -----------  ---------  ---------  -----------  ---------  ---------
First Quarter............................................   $ .38 1/2   $      20  $  17 7/8   $ .38 1/2   $  23 5/8  $  20 1/2
Second Quarter...........................................   $ .38 1/2   $  21 1/4  $  19 1/8   $ .38 1/2   $      21  $  16 7/8
Third Quarter............................................   $ .38 1/2   $      23  $  19 1/2   $ .38 1/2   $      20  $  17 3/4
Fourth Quarter...........................................   $ .38 1/2   $  23 5/8  $  21 7/8   $ .38 1/2   $  19 1/4  $  17 5/8

    The Company had 56,646 registered holders of common stock as of December 31, 1995.

    While the Board of Directors intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will necessarily be dependent upon the Company's future earnings, financial requirements, and other factors. For a further discussion of dividends, refer to the "Dividends" section of the MD&A of the 1995 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is hereby incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

    This information is contained on page 20 of the 1995 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This information is contained on pages 21 through 28 of the 1995 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is hereby incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements, notes 1 through 20 to consolidated financial statements, and related report thereon of Coopers & Lybrand L.L.P., independent accountants, appear on pages 29 through 47 of the 1995 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is hereby incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    "Proposal No. 1 -- Election of Directors" is incorporated by reference herein from the Definitive Proxy Statement which is expected to be filed on or about April 25, 1996, and information about the executive officers of the registrant is included under Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

    "Executive Compensation" is incorporated by reference herein from the Definitive Proxy Statement which is expected to be filed on or about April 25, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    "Proposal No. 1 -- Election of Directors" is incorporated by reference herein from the Definitive Proxy Statement which is expected to be filed on or about April 25, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                     III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

        1. Financial Statements -- The following financial statements are contained in the Company's 1995 Annual Report to Stockholders filed as
    Exhibit 13 hereto and incorporated herein by reference.

                                                                                                         1995
                                                                                                     ANNUAL REPORT
                                       FINANCIAL STATEMENTS                                             (PAGE)
---------------------------------------------------------------------------------------------------  -------------
Consolidated Statements of Income for the three years ended December 31, 1995......................       30
Consolidated Statements of Cash Flows for the three years ended December 31, 1995..................       31
Consolidated Balance Sheets as of December 31, 1995 and 1994.......................................    32 and 33
Consolidated Statements of Capitalization as of December 31, 1995 and 1994.........................       34
Consolidated Statements of Changes in Common Stockholders' Equity for the three years ended
 December 31, 1995.................................................................................       35
Notes to Consolidated Financial Statements.........................................................    36 to 47

        2. Financial Statement Schedules -- No financial statement schedules have been filed since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or the notes thereto.

        3. Schedule of Operating Statistics for the three years ended December 31, 1995 can be found on page IV-3 of this report.

        4.  Exhibits

  EXHIBIT
  NUMBER
-----------
       2     Stock Purchase Agreement between PECO Energy Company and  Delmarva Power & Light Company related to  the acquisition of Conowingo Power Company. (Filed with Form 10-K for the year ended December 31, 1994, File
             No. 1-1405.)
       3-A   Copy  of the Restated Certificate and  Articles of Incorporation effective as  of April 12, 1990. (Filed with Registration Statement No. 33-50453.)
       3-B   Copy of the  Company's Certificate  of Designation  and Articles of  Amendment establishing  the 7  3/4%
             Preferred Stock -- $25 Par. (Filed with Registration Statement No. 33-50453.)
       3-C   Copy  of the  Company's Certificate  of Designation and  Articles of  Amendment establishing  the 6 3/4%
             Preferred Stock. (Filed with Registration Statement No. 33-53855.)
       3-D   Copy of the Company's By-Laws as  amended September 30, 1993. (Filed with  Form 10-K for the year  ended
             December 31, 1993, File No. 1-1405.)
       4-A   Copy  of the Mortgage and Deed of Trust of Delaware Power & Light Company to the New York Trust Company,
             Trustee, (Chemical Bank, successor Trustee) dated as of October 1, 1943 and copies of the First  through
             Sixty-Eighth Supplemental Indentures thereto. (Filed with Registration Statement No. 33-1763.)
       4-B   Copy of the Sixty-Ninth Supplemental Indenture. (Filed with Registration Statement No. 33-39756.)
       4-C   Copies  of  the  Seventieth through  Seventy-Fourth  Supplemental Indentures.  (Filed  with Registration
             Statement No. 33-24955.)
       4-D   Copies  of  the  Seventy-Fifth  through   the  Seventy-Seventh  Supplemental  Indentures.  (Filed   with
             Registration Statement No. 33-39756.)
       4-E   Copies  of  the  Seventy-Eighth  and Seventy-Ninth  Supplemental  Indentures.  (Filed  with Registration
             Statement No. 33-46892.)
       4-F   Copy of the Eightieth Supplemental Indenture. (Filed with Registration Statement No. 33-49750.)

  EXHIBIT
  NUMBER
-----------
       4-G   Copy of the Eighty-First Supplemental Indenture. (Filed with Registration Statement No. 33-57652.)
       4-H   Copy of the Eighty-Second Supplemental Indenture. (Filed with Registration Statement No. 33-63582.)
       4-I   Copy of the Eighty-Third Supplemental Indenture. (Filed with Registration Statement No. 33-50453.)
       4-J   Copies of  the Eighty-Fourth  through Eighty-Eighth  Supplemental Indentures.  (Filed with  Registration
             Statement No. 33-53855.)
       4-K   Copies of the Eighty-Ninth and Ninetieth Supplemental Indentures. (Filed with Registration Statement No.
             333-00505.)
      10-A   Copy  of the Management Incentive Compensation  Plan amended and restated as  of January 1, 1992. (Filed with Form 10-K for the year ended December 31, 1991, File No. 1-1405.)
      10-B   Copy of an amendment to the Management Incentive Compensation Plan adopted by the Board of Directors  on
             January 28, 1993, effective as of January 1, 1993. (Filed with Form 10-K for the year ended December 31,
             1992, File No. 1-1405.)
      10-C   Copy  of the Supplemental  Executive Retirement Plan, revised  as of October 29,  1991. (Filed with Form
             10-K for the year ended December 31, 1992, File No. 1-1405.)
      10-D   Copies of  amendments to  the  Supplemental Executive  Retirement Plan,  effective  June 15,  1994,  and
             November 1, 1994. (Filed with Form 10-K for the year ended December 31, 1994, File No. 1-1405.)
      10-E   Copy  of the Long Term Incentive Plan amended and restated  as of January 1, 1992. (Filed with Form 10-K for the year ended December 31, 1991, File No. 1-1405.)
      10-F   Copy of an amendment to the  Long Term Incentive Plan adopted by  the Board of Directors on January  28,
             1993,  effective as of January 1, 1993. (Filed with Form 10-K for the year ended December 31, 1992, File
             No. 1-1405.)
      10-G   Copy of the severance  agreement with members of  management. (Filed with Form  10-K for the year  ended
             December 31, 1994, File No. 1-1405.)
      10-H   Copy of the current listing of members of management who have signed the severance agreement.
      10-I   Copy  of the Management Life Insurance Plan amended and restated as of January 1, 1992. (Filed with Form
             10-K for the year ended December 31, 1991, File No. 1-1405.)
      10-J   Copy of the Deferred Compensation Plan, effective as of January 1, 1996.
      12-A   Computation of ratio of earnings to fixed charges.
      12-B   Computation of ratio of earnings to fixed charges and preferred dividends.
      13     Certain portions of the 1995 Annual Report to  Stockholders which are incorporated by reference in  this
             Form 10-K.
      23     Consent of Independent Accountants.
      27     Financial Data Schedule.

    (b) Reports on Form 8-K (filed during the reporting period):

    A Report on Form 8-K dated October 20, 1995, updating matters related to Salem Units 1 and 2 previously reported, was filed with the Commission.

    A Report on Form 8-K dated December 15, 1995, updating matters related to Salem Units 1 and 2 previously reported, was filed with the Commission.

    A Report on Form 8-K dated February 22, 1996, updating matters related to Salem Units 1 and 2 previously reported, was filed with the Commission.

                         DELMARVA POWER & LIGHT COMPANY

                        SCHEDULE OF OPERATING STATISTICS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

    The table below sets forth selected financial and operating statistics for the electric and gas divisions for the three years ended December 31, 1995.

                                                                              1995         1994         1993
                                                                           -----------  -----------  -----------
ELECTRIC:
  Electricity generated and purchased (MWh):
    Generated............................................................   10,797,547   11,581,929   11,264,540
    Purchased............................................................    3,977,867    3,766,169    3,857,133
    Interchange deliveries...............................................   (1,862,467)  (2,220,898)  (2,225,384)
                                                                           -----------  -----------  -----------
      Total output for load..............................................   12,912,947   13,127,200   12,896,289
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
  Electric sales (MWh):
    Residential..........................................................    3,829,807    3,578,743    3,499,387
    Commercial...........................................................    3,744,879    3,461,058    3,336,847
    Industrial...........................................................    3,351,834    3,248,131    3,232,233
    Resale...............................................................    1,213,459    2,166,154    2,131,920
    Other sales (1)......................................................      170,942       50,996       79,843
                                                                           -----------  -----------  -----------
      Total sales........................................................   12,310,921   12,505,082   12,280,230
  Losses and miscellaneous system uses...................................      602,026      622,118      616,059
                                                                           -----------  -----------  -----------
    Total disposition of energy..........................................   12,912,947   13,127,200   12,896,289
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
  Operating revenue (thousands):
    Residential..........................................................     $344,351     $312,224     $305,446
    Commercial...........................................................      267,239      242,506      237,785
    Industrial...........................................................      155,108      145,594      150,178
    Resale...............................................................       58,680      105,350      104,983
    Other sales revenues (2).............................................       14,211        6,816        9,716
    Interchange deliveries...............................................       47,271       62,388       61,437
    Miscellaneous revenues...............................................       12,802        8,237        6,118
                                                                           -----------  -----------  -----------
      Total revenues.....................................................     $899,662     $883,115     $875,663
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
  Number of customers (end of period):
    Residential..........................................................      386,948      347,997      342,710
    Commercial...........................................................       48,345       44,060       43,324
    Industrial...........................................................          704          699          715
    Resale...............................................................           12           12           12
    Other................................................................          641          604          593
                                                                           -----------  -----------  -----------
      Total customers....................................................      436,650      393,372      387,354
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
  Average annual use per residential customer (kWh) (3)..................       10,365       10,359       10,336
  Average annual revenue per residential customer (3)....................      $931.95      $903.74      $902.14
  Average revenue per kWh (cents):
    Residential..........................................................          9.0          8.7          8.7
    Commercial...........................................................          7.1          7.0          7.1
    Industrial...........................................................          4.6          4.5          4.7
GAS:
  Gas sales (Mcf)........................................................       18,478       18,087       18,066
  Gas transported (Mcf)..................................................        2,893        2,255        1,539
  Gas revenue (thousands)................................................      $95,441     $107,906      $94,944
  Number of customers (end of period):
    Residential..........................................................       90,890       88,518       86,027
    Commercial...........................................................        7,369        6,982        6,751
    Industrial...........................................................          146          150          150
    Interruptible and other..............................................           12           12           12
                                                                           -----------  -----------  -----------
      Total customers....................................................       98,417       95,662       92,940
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
  Residential gas service:
    Average annual use per customer (Mcf) (3)............................        81.75        88.55        86.85
    Average annual revenue per customer (3)..............................      $525.87      $632.11      $558.59
    Average revenue per Mcf..............................................        $6.43        $7.14        $6.43

------------------------------
(1)  Includes unbilled sales.
(2)  Includes unbilled revenues.
(3)  Based on average number of customers during period.

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

                                                         DELMARVA POWER & LIGHT COMPANY
                                                                  (REGISTRANT)

Dated: March 26, 1996                        By                    /s/BARBARA S. GRAHAM
                                                         -----------------------------------------
                                                        (BARBARA S. GRAHAM, SENIOR VICE PRESIDENT,
                                                          TREASURER, AND CHIEF FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                         TITLE                         DATE
------------------------------------------------------  -------------------------------------  ------------------

                /s/ HOWARD E. COSGROVE                  Chairman of the Board, President,
     -------------------------------------------         Chief Executive Officer, and            March 26, 1996
                 (HOWARD E. COSGROVE)                    Director

                /s/ BARBARA S. GRAHAM
     -------------------------------------------        Senior Vice President, Treasurer, and    March 26, 1996
                 (BARBARA S. GRAHAM)                     Chief Financial Officer

                  /s/ JAMES P. LAVIN
     -------------------------------------------        Comptroller and Chief Accounting         March 26, 1996
                   (JAMES P. LAVIN)                      Officer

              /s/ MICHAEL G. ABERCROMBIE
     -------------------------------------------        Director                                 March 26, 1996
               (MICHAEL G. ABERCROMBIE)

               /s/ R. FRANKLIN BALOTTI
     -------------------------------------------        Director                                 March 26, 1996
                (R. FRANKLIN BALOTTI)

                 /s/ ROBERT D. BURRIS
     -------------------------------------------        Director                                 March 26, 1996
                  (ROBERT D. BURRIS)

               /s/ AUDREY K. DOBERSTEIN
     -------------------------------------------        Director                                 March 26, 1996
                (AUDREY K. DOBERSTEIN)

                   /s/ M. B. EMERY
     -------------------------------------------        Director                                 March 26, 1996
                  (MICHAEL B. EMERY)

                /s/ J. H. GILLIAM, JR.
     -------------------------------------------        Director                                 March 26, 1996
               (JAMES H. GILLIAM, JR.)

                  /s/ SARAH I. GORE
     -------------------------------------------        Director                                 March 26, 1996
                   (SARAH I. GORE)

     -------------------------------------------        Director
                  (JAMES C. JOHNSON)

                /s/ WESTON E. NELLIUS
     -------------------------------------------        Director                                 March 26, 1996
                 (WESTON E. NELLIUS)

                         DELMARVA POWER & LIGHT COMPANY
                        1995 ANNUAL REPORT ON FORM 10-K
                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10-H   Copy of the current listing of members of management who have signed the severance agreement.
      10-J   Copy of the Deferred Compensation Plan.
      12-A   Computation of ratio of earnings to fixed charges.
      12-B   Computation of ratio of earnings to fixed charges and preferred dividends.
        13   Certain portions of the 1995 Annual Report to Stockholders which are incorporated by reference in this
              Form 10-K.
        23   Consent of Independent Accountants.
        27   Financial Data Schedule.