Form 10-Q
period 1996-03-31
DELMARVA POWER & LIGHT CO /DE/
filed 1996-05-15
CIK 27879

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q




/X/    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1996
                               -----------------------------------------
                                       OR

/  /    TRANSITION  REPORT  PURSUANT TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

Commission file number     1-1405

                         Delmarva Power & Light Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware and Virginia                                 51-0084283
- ---------------------------                            -------------------
  (States of incorporation)                            (I.R.S. Employer
                                                       Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware         19899
- ---------------------------------------------------       ----------
      (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code	302-429-3089
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

                                          Yes    X          No
                                              -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at April 30, 1996
- -----------------------------                 -----------------------------
Common Stock, $2.25 par value                       60,754,568 Shares

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------

                               Table of Contents
                               -----------------

                                                                   Page No.
                                                                   --------

Part I.   Financial Information:

             Consolidated Balance Sheets as of March 31, 1996
             and December 31, 1995.................................     2-3

             Consolidated Statements of Income for the three
             months ended March 31, 1996 and 1995..................       4

             Consolidated Statements of Cash Flows for the
             three months ended March 31, 1996 and 1995............       5

             Notes to Consolidated Financial Statements............    6-10

             Selected Financial and Operating Data.................      11

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................   12-16

Part II.  Other Information and Signature..........................   17-22

                         PART I.  FINANCIAL INFORMATION

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------

                                                          March 31,      December 31,
                                                            1996             1995
                           ASSETS                        ----------       ----------
                           ------
UTILITY PLANT, AT ORIGINAL COST:
   Electric...........................................   $2,973,888       $2,942,969
   Gas................................................      212,292          208,245
   Common.............................................      128,226          130,949
                                                         ----------       ----------
                                                          3,314,406        3,282,163
   Less:  Accumulated depreciation....................    1,213,282        1,189,269
                                                         ----------       ----------
   Net utility plant in service.......................    2,101,124        2,092,894
   Construction work-in-progress......................       96,208          105,588
   Leased nuclear fuel, at amortized cost.............       31,280           31,661
                                                         ----------       ----------
                                                          2,228,612        2,230,143
                                                         ----------       ----------

INVESTMENTS AND NONUTILITY PROPERTY:
   Investment in leveraged leases.....................       48,214           48,367
   Funds held by trustee..............................       33,285           36,275
   Other investments and nonutility property, net.....       54,402           54,781
                                                         ----------       ----------
                                                            135,901          139,423
                                                         ----------       ----------

CURRENT ASSETS:
   Cash and cash equivalents..........................       41,307           28,951
   Accounts receivable:
       Customers......................................      119,415          116,606
       Other..........................................       17,747           14,630
   Deferred energy costs..............................       10,277               --
   Inventories, at average cost:
       Fuel (coal, oil, and gas)......................       22,646           30,076
       Materials and supplies.........................       36,492           36,823
   Prepayments........................................        7,713           12,969
   Deferred income taxes, net.........................           --            5,400
                                                         ----------       ----------
                                                            255,597          245,455
                                                         ----------       ----------

DEFERRED CHARGES AND OTHER ASSETS:
   Prepaid pension cost...............................       19,549           16,899
   Unamortized debt expense...........................       12,072           12,256
   Deferred debt refinancing costs....................       23,321           23,972
   Deferred recoverable income taxes..................      147,828          151,250
   Other..............................................       52,452           47,287
                                                         ----------       ----------
                                                            255,222          251,664
                                                         ----------       ----------

TOTAL ASSETS                                             $2,875,332       $2,866,685
                                                         ==========       ==========

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------

                                                          March 31,      December 31,
                                                            1996             1995
             CAPITALIZATION AND LIABILITIES              ----------       ----------
             ------------------------------
CAPITALIZATION:
   Common stock.......................................     $136,717         $136,713
   Additional paid-in capital.........................      506,138          506,298
   Retained earnings..................................      291,244          281,862
   Unearned compensation..............................       (2,255)          (1,433)
                                                         ----------       ----------
       Total common stockholders' equity..............      931,844          923,440

   Preferred stock....................................      168,085          168,085

   Long-term debt.....................................      853,585          853,904
                                                         ----------       ----------
                                                          1,953,514        1,945,429
                                                         ----------       ----------

CURRENT LIABILITIES:
   Short-term debt....................................       52,615           63,154
   Long-term debt due within one year.................        1,507            1,485
   Variable rate demand bonds.........................       86,500           86,500
   Accounts payable...................................       67,751           64,056
   Taxes accrued......................................       15,000            4,802
   Interest accrued...................................       21,057           16,355
   Dividends declared.................................       23,368           23,426
   Current capital lease obligation...................       12,590           12,604
   Deferred energy costs..............................           --              222
   Deferred income taxes, net.........................          958               --
   Other..............................................       25,633           33,595
                                                         ----------       ----------
                                                            306,979          306,199
                                                         ----------       ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes, net.........................      518,350          519,597
   Deferred investment tax credits....................       44,421           45,061
   Long-term capital lease obligation.................       20,330           20,768
   Other..............................................       31,738           29,631
                                                         ----------       ----------
                                                            614,839          615,057
                                                         ----------       ----------

TOTAL CAPITALIZATION AND LIABILITIES                     $2,875,332       $2,866,685
                                                         ==========       ==========

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------


                                                              Three Months Ended
                                                                   March 31
                                                            ----------------------
                                                              1996         1995
                                                            ---------    ---------
OPERATING REVENUES
 Electric.................................................   $246,939     $215,409
 Gas......................................................     45,691       42,191
                                                            ---------    ---------
                                                              292,630      257,600
                                                            ---------    ---------
OPERATING EXPENSES
 Electric fuel and purchased power........................     81,719       73,881
 Gas purchased............................................     23,743       23,087
 Operation and maintenance................................     73,170       53,638
 Depreciation.............................................     29,633       26,883
 Taxes other than income taxes............................     11,089       10,067
 Income taxes.............................................     22,716       21,792
                                                            ---------    ---------
                                                              242,070      209,348
                                                            ---------    ---------
OPERATING INCOME..........................................     50,560       48,252
                                                            ---------    ---------

OTHER INCOME
 Nonutility Subsidiaries
  Revenues and gains......................................     13,307       12,147
  Expenses including interest and income taxes............    (11,254)     (10,248)
                                                            ---------    ---------
      Net earnings of nonutility subsidiaries.............      2,053        1,899
 Allowance for equity funds used during construction......        225          184
 Other income, net of income taxes........................        (82)         386
                                                            ---------    ---------
                                                                2,196        2,469
                                                            ---------    ---------
INCOME BEFORE UTILITY INTEREST CHARGES....................     52,756       50,721
                                                            ---------    ---------

UTILITY INTEREST CHARGES
 Interest expense.........................................     18,219       15,854
 Allowance for borrowed funds used during construction....       (606)        (541)
                                                            ---------    ---------
                                                               17,613       15,313
                                                            ---------    ---------

NET INCOME................................................     35,143       35,408
DIVIDENDS ON PREFERRED STOCK..............................      2,440        2,519
                                                            ---------    ---------
EARNINGS APPLICABLE TO COMMON STOCK.......................    $32,703      $32,889
                                                            =========    =========

COMMON STOCK
 Average shares outstanding (000).........................     60,759       59,738
 Earnings per average share...............................      $0.54        $0.55
 Dividends declared per share.............................  $0.38 1/2    $0.38 1/2

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------

                                                                   Three Months Ended
                                                                        March 31
                                                                  --------------------
                                                                    1996          1995
                                                                  -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income................................................    $35,143       $35,408
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization..........................     31,136        29,337
       Allowance for equity funds used during construction....       (225)         (184)
       Investment tax credit adjustments, net.................       (640)         (646)
       Deferred income taxes, net.............................      8,534        (1,987)
       Net change in:
         Accounts receivable..................................     (5,926)        1,362
         Inventories..........................................      7,761        11,516
         Accounts payable.....................................      3,695       (11,236)
         Other current assets & liabilities*..................        379        32,832
       Other, net.............................................       (258)       (1,824)
                                                                  -------       -------
Net cash provided by operating activities.....................     79,599        94,578
                                                                  -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction expenditures, excluding allowance for funds
     used during construction.................................    (27,445)      (22,393)
    Allowance for borrowed funds used during construction.....       (606)         (541)
    Investment in subsidiary projects and operations..........     (1,023)         (712)
    (Increase)/decrease in bond proceeds held in trust funds..      4,263          (123)
    Deposits to nuclear decommissioning trust funds...........     (1,060)         (644)
    Other, net................................................     (2,058)         (536)
                                                                  -------       -------
Net cash used by investing activities.........................    (27,929)      (24,949)
                                                                  -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends: Common.........................................    (23,325)      (22,873)
               Preferred......................................     (2,495)       (2,302)
    Issuance of common stock..................................         56         6,518
    Purchase of common stock..................................     (1,200)       (1,223)
    Retirement of long-term debt..............................       (308)         (273)
    Principal portion of capital lease payments...............     (1,503)       (2,454)
    Net change in term loan...................................         --       (45,000)
    Net change in short-term debt ............................    (10,539)        5,981
                                                                  -------       -------
Net cash used by financing activities.........................    (39,314)      (61,626)
                                                                  -------       -------
Net change in cash and cash equivalents.......................     12,356         8,003
Cash and cash equivalents at beginning of period..............     28,951        25,029
                                                                  -------       -------
Cash and cash equivalents at end of period....................    $41,307       $33,032
                                                                  =======       =======

*Other than debt classified as current and current deferred income taxes.

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  INTERIM FINANCIAL STATEMENTS
    ----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The statements reflect all adjustments necessary in the opinion of the Company for a fair presentation of interim results. They should be read in conjunction with the Company's 1995 Annual Report to Stockholders and Part II of this Report on Form 10-Q for additional relevant information.


2.  PURCHASE OF CONOWINGO POWER COMPANY
    -----------------------------------

As previously disclosed in Note 4 to the Consolidated Financial Statements of the Company's 1995 Annual Report to Stockholders, on June 19, 1995, the Company acquired Conowingo Power Company (COPCO), which was merged into the Company and now is being operated as the Conowingo District. Operating results of the Conowingo District after June 19, 1995 are included in the Company's Consolidated Statement of Income.


3.  SALEM NUCLEAR GENERATING STATION
    --------------------------------

The Company owns 7.41% of Salem Nuclear Generating Station (Salem), which consists of two pressurized water nuclear reactors (PWR) and is operated by Public Service Electric & Gas Company (PSE&G). As of March 31, 1996, the Company's net investment in plant in service for Salem was approximately $57 million for Unit 1 and $61 million for Unit 2, including common plant allocated between the two units. Each unit represents approximately 2% of the Company's total assets and approximately 3% of the Company's installed electric generating capacity.

Salem Units 1 and 2 were removed from operation by PSE&G on May 16, 1995, and June 7, 1995, respectively, due to operational problems and maintenance concerns. On June 9, 1995, PSE&G advised the Nuclear Regulatory Commission
(NRC) that it would keep both units off-line until the maintenance necessary for safe, reliable operation is completed. NRC approval is required to restart the units.

The Company has been informed by PSE&G of the following. With respect to Unit 1, the most recent inspection of the steam generators is not complete, but partial results from inspections in February 1996 using a new testing technology indicated degradation in a significant number of tubes. PSE&G has removed several tubes for laboratory examination to confirm the results of the inspections. The Salem co-owners have been evaluating several options which include repair of degraded tubes by sleeving at locations found to contain crack-like indications, replacement of the steam generators with existing unused steam generators from a utility that had previously canceled a new plant, or repair for an interim period and then replacement of the steam generators with newly constructed steam generators. These evaluations are expected to be completed in May 1996. Implementation of one or more of these options may enable Unit 1 to return to service by mid-1997. Degradation of steam generators in PWRs has become of increasing concern for the nuclear industry and has resulted in utilities repairing or replacing steam generators and, in the extreme, retiring nuclear power reactors.

With respect to the repair and replacement options for Unit 1, PSE&G has informed the Company of the following. The option to repair the degraded tubes by sleeving has an estimated cost ranging from $19 million to $38 million, of which the Company's share would range from $1 million to $3 million and be expensed as incurred. Repairing the tubes is expected to allow Unit 1 to operate for up to three years; however, additional inspections, repairs, and/or mid-cycle outage costs may be necessary. The option to replace Unit 1's steam generators with existing unused steam generators from a utility that had previously canceled a new plant has an estimated cost ranging from $150 million to $170 million, of which the Company's share would range from $11 million to $12 million, and would permit the unit to operate for the remainder of its license term. The option to repair the degraded tubes followed by replacement with newly constructed steam generators (at a cost similar to the existing unused steam generators) has an estimated total cost of $169 million to $208 million, of which the Company's share would range from $12 million to $15 million. The Company expects that the costs to replace the steam generators would be capitalized.

PSE&G also has informed the Company that preliminary results from inspections of the Unit 2 steam generators in February 1996 using the new testing technology confirm that the condition of the Unit 2 steam generators is within current repair limits. PSE&G also has removed several tubes from the Unit 2 steam generators for laboratory analysis to confirm the results of testing. As a result of the extent of the degradation in the Unit 1 steam generators, PSE&G is focusing its efforts on the return of Unit 2 to service by the end of August 1996. The conduct of the additional steam generator inspections and testing on Unit 2 is not expected to affect the timing of its restart. However, the Company cannot predict when the NRC will approve the restart of the unit or when the restart actually will occur.

In 1995, the Company incurred higher than expected operation and maintenance costs at Salem of approximately $5 million, which were expensed as incurred. Based on PSE&G's current estimates, the Company estimates that its share of additional operation and maintenance costs in 1996 will range from $5 million to $7 million; however, this could change as a result of PSE&G's further analysis of the steam generator tubes.

The Company incurs replacement power costs while the units are out of service of approximately $750,000 per month, per unit. Such amounts vary, however, depending on the cost and availability of other Company-owned generation and the cost of purchased energy. In 1995, the Company incurred estimated replacement power costs of approximately $8 million. From the inception of the Salem unit outages through March 31, 1996, one-half of the estimated replacement power costs of approximately $14 million has been expensed and the other one-half has been deferred on the Company's Consolidated Balance Sheet in expectation of future recovery. During 1996, the Company plans to file a proposal with the DPSC, the Company's primary rate jurisdiction, to address the recovery of replacement power costs.

On February 27, 1996, the co-owners of Salem, including the Company, filed a complaint in the United States District Court for the District of New Jersey against Westinghouse Electric Corporation (Westinghouse), the designer and manufacturer of the Salem steam generators. The complaint, which seeks to recover from Westinghouse the costs associated with and resulting from the cracks discovered in Salem's steam generators and with replacing such steam generators, alleges violations of federal and New Jersey Racketeer
Influenced and Corrupt Organizations Acts, fraud, negligent misrepresentation, and breach of contract. The Salem co-owners contend that the recently-discovered degradation of the steam generators will prevent the steam generators from operating for a design life of 40 years. The lawsuit asserts that the Salem steam generators ultimately will require replacement and these costs should be borne by Westinghouse and not the customers and shareholders of the Salem co-owners. Westinghouse filed an answer and a $2.5 million counterclaim for unpaid work on April 30, 1996.
The Company cannot predict the outcome of this lawsuit.

On March 5, 1996, the Company and PECO Energy Company (PECO) filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Public Service Enterprise Group, Inc. (Enterprise) and PSE&G. The lawsuit alleges that the defendants failed to heed numerous citations, warnings, notices of violations, and fines by the NRC as well as repeated warnings from the Institute of Nuclear Power Operations about performance, safety, and management problems at Salem and to take appropriate corrective action. The suit contends that as a result of these actions and omissions, the Salem units were forced to shut down in 1995. The suit asks for compensatory damages for breach of contract, negligence, and punitive damages, in amounts to be specified. The Company cannot predict the outcome of this lawsuit. A similar complaint has been filed against Enterprise and PSE&G in the Superior Court of New Jersey by the remaining co-owner, Atlantic City Electric Company.


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

The co-owners of the Peach Bottom Atomic Power Station (Peach Bottom) and Salem maintain property insurance coverage in the aggregate amount of $2.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. The Company is self-insured, to the extent of its ownership interest, for its share of property losses in excess of insurance coverages. Under the terms of the various insurance agreements, the Company could be assessed up to $5.4 million in any policy year for losses incurred at nuclear plants insured by the insurance companies.

The Company is a member of an industry mutual insurance company, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. The premium for this coverage is subject to retrospective assessment for adverse loss experience. The Company's present maximum share of any assessment is $1.4 million per year.

The property damage and replacement power policies discussed above do not cover the operational problems and maintenance concerns, including the steam generator degradation, which caused PSE&G to remove Salem Units 1 and 2 from operation and to keep the units shut down.

Environmental Matters
- ---------------------

As previously disclosed under "Hazardous Substances" on page I-19 of the Company's 1995 Annual Report on Form 10-K, the disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. The Company is currently a potentially responsible party at three federal superfund sites and is alleged to be a third-party contributor at two other federal superfund sites. The Company also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland which are state superfund sites. The Company is currently participating with the States of Delaware and Maryland in evaluating these sites to assess the extent of contamination and risk to the environment. As of March 31, 1996, the Company had accrued a liability of $2 million representing its estimate of site study and cleanup costs for all of its federal and state superfund sites.

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


5.  SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

                                      Three Months Ended
                                          March 31,
                                     -------------------
(Dollars in Thousands)                 1996       1995
                                     --------   --------
Cash paid for
  Interest, net of amounts
    capitalized                       $12,241    $12,151

  Income taxes, net of refunds         $5,387     $6,685

6.  NONUTILITY SUBSIDIARIES
    -----------------------

The following presents condensed financial information of the Company's nonregulated wholly-owned subsidiaries: Delmarva Capital Investments, Inc.; Delmarva Energy Company; and Delmarva Industries, Inc. A subsidiary that leases real estate to the Company's utility business, Delmarva Services Company, is excluded from these statements since its income is derived from intercompany transactions which are eliminated in consolidation.

                                   Three Months Ended
                                       March 31,
                                   ------------------
(Dollars in Thousands)               1996      1995
                                   --------  --------
Revenues and gains
  Landfill and waste hauling         $3,213    $3,183
  Operating services                  4,715     5,480
  Real estate                         1,816       226
  Leveraged leases                      149        94
  Other revenue                       3,414     3,164
                                     ------    ------
                                     13,307    12,147
                                     ------    ------

Cost and expenses
  Operating expenses                 10,074     9,126
  Interest expense, net                 169        74
  Income taxes                        1,011     1,048
                                     ------    ------
                                     11,254    10,248
                                     ------    ------

Net income                           $2,053    $1,899
                                     ======    ======


Earnings per share of common
  stock attributed to subsidiaries    $0.03     $0.03

                     SELECTED FINANCIAL AND OPERATING DATA
                     -------------------------------------
                             (Dollars in Thousands)

                                                  3 Months Ended
                                                     March 31
                                            --------------------------
                                               1996            1995
                                            ----------      ----------
ELECTRIC REVENUES
- -----------------

Residential                                   $109,303         $84,591
Commercial                                      68,473          58,801
Industrial                                      38,323          36,064
Resale                                          19,263          16,098
Other Sales Revenues (1)                        (5,742)         (1,825)
                                            ----------      ----------
Sales Revenues                                 229,620         193,729
Interchange Deliveries                          13,795          18,873
Miscellaneous Revenues                           3,524           2,807
                                            ----------      ----------
Total Electric Revenues                       $246,939        $215,409
                                            ==========      ==========

ELECTRIC SALES
  (1000 kWh)
- --------------

Residential                                  1,359,827       1,040,004
Commercial                                   1,007,861         877,659
Industrial                                     814,263         801,045
Resale                                         402,179         320,242
Other sales (2)                               (100,206)        (47,187)
                                            ----------      ----------
Total Electric Sales                         3,483,924       2,991,763
                                            ==========      ==========

GAS REVENUES
- ------------

Sales (1)                                      $44,829         $41,590
Gas Transportation Revenues                        361             482
Miscellaneous Revenues                             501             119
                                            ----------      ----------
Total Gas Revenues                             $45,691         $42,191
                                            ==========      ==========

GAS SALES AND GAS TRANSPORTED
  (1000 mcf)
- -----------------------------

Sales (2)                                        7,936           7,201
Gas Transported                                    670             737
                                            ----------      ----------
Total                                            8,606           7,938
                                            ==========      ==========


                                                  March 31, 1996                December 31, 1995
                                            --------------------------      --------------------------
                                                 $               %               $               %
                                            ----------      ----------      ----------      ----------
CAPITALIZATION
- --------------

Variable Rate Demand Bonds (3)                 $86,500             4.2         $86,500             4.3
Long-Term Debt                                 853,585            41.8         853,904            42.0
Preferred Stock                                168,085             8.2         168,085             8.3
Common Stockholders' Equity                    931,844            45.8         923,440            45.4
                                            ----------      ----------      ----------      ----------
Total                                       $2,040,014           100.0      $2,031,929           100.0
                                            ==========      ==========      ==========      ==========

(1)  Includes unbilled revenues.
(2)  Includes unbilled sales.
(3) The Company intends to use the bonds as a source of long-term financing as discussed in Note 12 to the Consolidated Financial Statements of the 1995 Annual Report.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


EARNINGS SUMMARY
- ----------------

The earnings per average share of common stock attributed to the core utility business and nonutility subsidiaries are shown below.

                              Three Months
                                 Ended
                            ----------------
                            3/31/96  3/31/95
                            -------  -------

Core Utility                  $0.51    $0.52
Nonutility Subsidiaries        0.03     0.03
                              -----    -----
                              $0.54    $0.55
                              =====    =====

For the three months ended March 31, 1996, compared to the same period a year ago, earnings per share decreased $0.01. The current year period reflects increased revenues from colder winter weather offset primarily by higher expenses associated with the extended outage at Salem. The higher Salem expenses reduced earnings by $0.07 per share and were comprised of additional operation and maintenance expenses ($0.04 per share) and replacement power costs ($0.03 per share). Refer to Note 3 to the Consolidated Financial Statements for additional information concerning the Salem outage.

Operating results from the Conowingo District, which began in June 1995, had a minimal impact on earnings, as expected.


STRATEGIC PLANS FOR COMPETITION
- -------------------------------

Wholesale (Resale) Business
- ---------------------------

In March 1996, Old Dominion Electric Cooperative (ODEC), the Company's largest resale customer, issued a request for proposals that could eventually replace ODEC's capacity and energy agreements with its current suppliers, including a partial requirements agreement with the Company.
The Company plans to submit a proposal to ODEC to provide all or part of the load currently supplied by the Company as well as the additional load currently supplied by another utility. ODEC is expected to make a decision in this matter in the fourth quarter of this year.

The Company has extended termination notice provisions with ODEC which provide the Company with the opportunity to manage the financial impact of any reduction in ODEC's load. The extended notice provisions require ODEC to provide the Company with two years' notice for up to a 30% load reduction and five years' notice for load reductions greater than 30%. To date, ODEC has not given notice of its intent to terminate any portion of service provided by the Company. Should any portion of the Company's service to ODEC be reduced under the notice provisions, the Company's earnings would not be impacted until late 1998 or 1999.

In 1995, total revenues from ODEC represented 3.8% of the Company's total sales revenues, and non-fuel (base rate) revenues from ODEC were approximately $24 million. Should any portion of the Company's service to ODEC be reduced, the decrease in non-fuel revenues would be partially offset by transmission wheeling revenues and the avoidance of costs associated with short-term capacity purchases which are expected to be made in the future to supply a portion of ODEC's load.

Retail Business
- ---------------

In February 1996, the Company made presentations to the Delaware and Maryland Public Service Commissions (DPSC and MPSC, respectively) to propose the formation of a collaborative to address changes in the regulation of the electric utility industry. The Company's objective is to work together with the Commissions and other interested parties in order to develop a blueprint to move toward increased customer choice, i.e. the ability of all retail customers to gain direct access to market-priced electricity from the suppliers of their choice. The collaborative process would address issues such as retail wheeling, stranded investment, rate redesign, and alternative forms of regulation, such as performance-based regulation.

A letter filing was made with the MPSC on March 1, 1996. On March 27, 1996, the MPSC concluded that: (1) the Company be encouraged to institute an informal forum to pursue a detailed study of the feasibility of implementing retail competition within its service territory; (2) the MPSC will accept a report by October 30, 1996 on the results of the forum and related recommendations; and (3) the MPSC's staff will participate in the process, and the Office of the People's Counsel is encouraged to participate as well.

On April 9, 1996, the Company filed a Motion with the DPSC for establishment of a Forum to examine the merits of and the methods for allowing customers to choose their electricity suppliers. On April 16, 1996, the DPSC issued its Order establishing the Forum. The Order adopts the Company's proposal to arrange seminars with electric utility industry and other experts representing a variety of viewpoints on the significant issues raised by allowing customer choice. Thereafter, Forum participants will address the various issues, including: public utility corporate structures; retail wheeling rates, terms, and conditions, including the issue of reciprocity; transition period public utility and customer obligations, including prices for current generating capacity and output, and the issue of stranded investment; performance-based regulation of delivery services; and specific transition mechanisms to allow customer choice, including interim rate design improvements. Forum participants will then submit a report to the DPSC by December 31, 1996. The report will describe the significant issues raised by allowing customer choice, detail proposed solutions to those issues, and identify changes to existing rules and laws which may be necessary to allow customer choice.

Refer to Part II of this Report on Form 10-Q for an update on matters previously disclosed in the Company's 1995 Annual Report on Form 10-K regarding the Company's proposed special contract rate tariffs.

Other
- -----

Refer to Part II of this Report on Form 10-Q for a discussion of two recently issued rulings from the Federal Energy Regulatory Commission
(FERC), which encourage competition in the electric utility industry.

ELECTRIC REVENUES AND SALES
- ---------------------------

Details of the changes in the various components of electric revenues for the three months ended March 31, 1996 as compared to the same period in 1995 are shown below (dollars in millions):

        Non-fuel (Base Rate) Revenues
          Retail Sales Volume             $25.2
          Resale Sales Volume               0.7
          Increased Rates                   1.4
        Fuel Revenues                       8.6
        Interchange Delivery Revenues      (5.1)
	Other Operating Revenues	    0.7
                                          -----
               Total                      $31.5
                                          =====

Non-fuel revenues increased $25.2 million from retail sales volume due to a 15.4% increase in retail kilowatt-hour (kWh) sales, which resulted primarily from Conowingo District sales beginning June 19, 1995. Excluding the Conowingo District, retail sales increased 6.7%, mainly due to the effects of colder winter weather and a strong economy in the Company's service territory. Excluding the Conowingo District, billed sales to residential and commercial customers increased 17.0% and 7.8%, respectively, while industrial sales decreased 3.0%, mainly due to a large customer's temporary curtailment in production resulting from an equipment problem.

Non-fuel revenues increased $0.7 million from resale sales volume due to a 25.6% increase in resale sales, resulting from colder winter weather and the Company providing its Delaware municipal customers with a portion of their load that had been supplied by sources other than the Company. Changes in resale sales have less of an impact on non-fuel revenues than changes in retail sales, since average resale non-fuel rates are significantly lower than average retail non-fuel rates.

The $1.4 million increase in non-fuel revenues from increased rates resulted from a $4.5 million annual increase in Delaware effective May 1, 1995.

Electric fuel costs billed to customers, or fuel revenues, generally do not affect net income, since the expense recognized as fuel costs is adjusted to match the fuel revenues. The amount of under- or over-recovered fuel costs is deferred until it is subsequently recovered from or returned to utility customers. Fuel revenues increased $8.6 million primarily due to higher sales.

Interchange delivery revenues are reflected in the calculation of rates charged to customers under fuel adjustment clauses and, thus, generally do not affect net income. Interchange delivery revenues benefit customers by reducing the effective cost of fuel billed to customers. Interchange delivery revenues decreased $5.1 million primarily due to the reduced availability of certain of the Company's generating units.


GAS REVENUES, SALES, AND TRANSPORTATION
- ---------------------------------------

Total gas revenues increased $3.5 million because of a $2.4 million increase in non-fuel revenues and a $1.1 million increase in fuel revenues. Non-fuel and fuel revenues increased primarily due to a 15.5% increase in firm gas sales as a result of colder winter weather.

ELECTRIC FUEL AND PURCHASED POWER EXPENSES
- ------------------------------------------

Electric fuel and purchased power expenses increased $7.8 million for the following reasons: (1) Expenses increased $24.1 million due to a higher average cost per kWh of output, which primarily was due to higher gas and oil commodity prices and the increased use of higher-priced purchased power as a result of higher demand coupled with the reduced availability of certain of the Company's generating units; (2) Expenses increased $3.2 million due to increased kWh output, which resulted from stronger sales demand; and (3) Expenses decreased $19.5 million due to variances in fuel costs deferred and subsequently amortized under the Company's fuel adjustment clauses.

The kWh output required to serve load within the Company's service territory is substantially equivalent to total output less interchange deliveries. For the three months ended March 31, 1996, the Company's output for load within its service territory was provided by 33% coal generation, 29% net purchased power, 28% oil and gas generation, and 10% nuclear generation.


OPERATION, MAINTENANCE, AND DEPRECIATION EXPENSES
- -------------------------------------------------

Operation and maintenance expense increased $19.5 million as a result of the following factors: $8.6 million of capacity purchase charges under a long-term contact with PECO, which was entered into concurrently with the Company's purchase of COPCO; $4.0 million related to the Salem outage; $1.5 million related to the Conowingo District; and $5.4 million of other costs, which consisted primarily of higher maintenance costs at Company-owned power plants associated with the timing of plant maintenance outages between periods. Total maintenance costs at Company-owned plants for all of 1996 are expected to be in line with 1995 amounts.

Depreciation expense increased $2.8 million, primarily due to higher utility plant balances including that of the Conowingo District.


UTILITY FINANCING COSTS--INTEREST EXPENSE
- -----------------------------------------

Interest expense increased $2.4 million, primarily due to the issuance of long-term debt to acquire COPCO.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Net cash provided by operating activities decreased $15.0 million, primarily due to the under-recovery of fuel costs in the current three-month period and the over-recovery of fuel costs in the prior three-month period.

For the three months ended March 31, 1996, utility construction expenditures were $27 million compared to $22 million for the same period last year. Internally generated funds (net cash provided by operating activities less common and preferred dividends) significantly exceeded the cash required for construction in both periods.

RATIO OF EARNINGS TO FIXED CHARGES
- ----------------------------------

The Company's ratios of earnings to fixed charges under the Securities and Exchange Commission (SEC) Method are shown below:

                                            12 Months
                                              Ended
                                            March 31,              Year Ended December 31,
                                              1996        -----------------------------------------------
                                            ---------      1995      1994      1993      1992      1991
                                                          -------  --------  --------  --------  --------

Ratio of Earnings to Fixed Charges
      (SEC Method)........................    3.46           3.54      3.49      3.47      3.03      2.58
Ratio of Earnings to Fixed Charges
      (SEC Method) as Adjusted............                             3.74                2.78

Adjusted ratios reflect the following pre-tax amounts; for 1994, the exclusion of a $17.5 million early retirement offer charge and, for 1992, the exclusion of an $18.5 million gain from the Company's share of a settlement reached in the lawsuit against PECO in connection with the shutdown of Peach Bottom.

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

                           PART II. OTHER INFORMATION
                           --------------------------


Item 5. Other Information
- -------------------------


A)	Salem Nuclear Generating Station
        --------------------------------

	For an update on matters concerning Salem, refer to Note 3 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.


B)	Special Contract Rate Tariffs
        -----------------------------

        The following is an update to matters disclosed in the Company's 1995 Annual Report on Form 10-K under "Regulatory and Rate Matters--Other Regulatory Matters." On April 16, 1996, the DPSC approved the Company's Economic Development Rate and Negotiated Contract Rate Tariffs.


C)	Recent FERC Rulings
        -------------------

        The following is an update to matters disclosed in the Company's 1995 Annual Report on Form 10-K under "Strategic Plans for Competition-- Electric Resale Business." On April 24, 1996, the FERC issued two closely related rules. The first rule, Order No. 888, requires electric utilities to provide open access to their transmission systems under non-discriminatory tariffs available to all wholesale sellers and buyers of electricity. Utilities are required to offer transmission services comparable to the services they provide to themselves and to take transmission services under the same tariffs applied to their transmission customers. The rule also provides for the recovery of stranded costs associated with wholesale requirements contracts under certain circumstances and states that stranded costs resulting from retail markets are subject to the jurisdiction of state regulatory commissions.

        The second rule, Order No. 889, is designed to ensure that transmission owners and their affiliates do not have an unfair competitive advantage in using transmission to sell power. The rule requires utilities to obtain information about their transmission system for their own wholesale power transactions, such as available capacity, in the same way as their competitors do--via an electronic system (Open Access Same-time Information System (OASIS)) on the Internet. The rule also requires utilities to functionally separate their wholesale power marketing and transmission functions.


D)      Power Outage
        ------------

        At approximately 10:00 a.m. on May 14, 1996, the Company experienced an equipment problem at a major interconnection substation serving the Delmarva peninsula. As a result, electric service was lost to approximately 300,000 customers, including customers served by resale customers of the Company, in the southern part of Delaware and the eastern shore of Maryland and Virginia. Electric service was restored throughout the day with restoration of power completed by approximately 5:30 p.m. on May 14, 1996.

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




                                       Delmarva Power & Light Company
                                       ------------------------------
                                                (Registrant)




Date:     May 15, 1996                   /s/ B. S. Graham
        ----------------               ------------------------------------
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