Form 10-Q
period 1996-06-30
DELMARVA POWER & LIGHT CO /DE/
filed 1996-08-14
CIK 27879

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q




/X/    QUARTERLY   REPORT   PURSUANT   TO   SECTION  13  OR   15(d)  OF   THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                               --------------------------
                                       OR

/  /   TRANSITION  REPORT   PURSUANT   TO   SECTION  13  OR   15(d)  OF   THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission file number     1-1405

                         Delmarva Power & Light Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware and Virginia                                 51-0084283
   ---------------------------                          ---------------------
    (States of incorporation)                            (I.R.S. Employer
                                                         Identification No.)

     800 King Street, P.O. Box 231, Wilmington, Delaware       19899
     ---------------------------------------------------     ----------
          (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code      302-429-3359
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

                               Yes     X               No
                                   ---------              ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                    Outstanding at June 30, 1996
         -----------------------------       ----------------------------
         Common Stock, $2.25 par value             60,697,635 Shares

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------

                               Table of Contents
                               -----------------

                                                                     Page No.
                                                                     --------

Part I.  Financial Information:

           Consolidated Balance Sheets as of June 30, 1996
           and December 31, 1995...................................       2-3

           Consolidated Statements of Income for the three and
           six months ended June 30, 1996 and 1995.................         4

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 1996 and 1995.....................         5

           Notes to Consolidated Financial Statements..............      6-11

           Selected Financial and Operating Data...................        12

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................     13-19

Part II. Other Information and Signature...........................     20-26

                         PART I.  FINANCIAL INFORMATION

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------

                                                     June 30,       December 31,
                                                       1996             1995
                                                    ----------       ----------
                      ASSETS
                      ------
UTILITY PLANT, AT ORIGINAL COST:
   Electric......................................   $2,985,098       $2,942,969
   Gas...........................................      215,200          208,245
   Common........................................      131,234          130,949
                                                    ----------       ----------
                                                     3,331,532        3,282,163
   Less:  Accumulated depreciation...............    1,240,034        1,189,269
                                                    ----------       ----------
   Net utility plant in service..................    2,091,498        2,092,894
   Construction work-in-progress.................      110,156          105,588
   Leased nuclear fuel, at amortized cost........       30,217           31,661
                                                    ----------       ----------
                                                     2,231,871        2,230,143
                                                    ----------       ----------

INVESTMENTS AND NONUTILITY PROPERTY:
   Investment in leveraged leases................       47,294           48,367
   Funds held by trustee.........................       34,443           36,275
   Other investments and nonutility property, net       54,185           54,781
                                                    ----------       ----------
                                                       135,922          139,423
                                                    ----------       ----------

CURRENT ASSETS:
   Cash and cash equivalents.....................       38,129           28,951
   Accounts receivable:
       Customers.................................      112,854          116,606
       Other.....................................       23,236           14,630
   Deferred energy costs.........................       15,188               --
   Inventories, at average cost:
       Fuel (coal, oil, and gas).................       27,923           30,076
       Materials and supplies....................       35,973           36,823
   Prepayments...................................        4,970           12,969
   Deferred income taxes, net....................           --            5,400
                                                    ----------       ----------
                                                       258,273          245,455
                                                    ----------       ----------

DEFERRED CHARGES AND OTHER ASSETS:
   Prepaid pension cost..........................       24,199           16,899
   Unamortized debt expense......................       11,892           12,256
   Deferred debt refinancing costs...............       22,669           23,972
   Deferred recoverable income taxes.............      144,406          151,250
   Other.........................................       53,160           47,287
                                                    ----------       ----------
                                                       256,326          251,664
                                                    ----------       ----------

TOTAL ASSETS                                        $2,882,392       $2,866,685
                                                    ==========       ==========

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------

                                                     June 30,       December 31,
                                                       1996             1995
                                                    ----------       ----------
          CAPITALIZATION AND LIABILITIES
          ------------------------------

CAPITALIZATION:
   Common stock, $2.25 par value; 90,000,000
       shares authorized; shares issued: 1996--
       60,763,085, 1995--60,760,685..............     $136,717         $136,713
   Additional paid-in capital....................      506,509          506,328
   Retained earnings.............................      287,824          281,862
                                                    ----------       ----------
                                                       931,050          924,903
   Treasury shares, at cost: 1996--65,450,
       1995--1,320...............................       (1,397)             (30)
   Unearned compensation.........................       (1,011)          (1,433)
                                                    ----------       ----------
       Total common stockholders' equity.........      928,642          923,440

   Preferred stock...............................      168,085          168,085

   Long-term debt................................      853,269          853,904
                                                    ----------       ----------
                                                     1,949,996        1,945,429
                                                    ----------       ----------

CURRENT LIABILITIES:
   Short-term debt...............................       93,843           63,154
   Long-term debt due within one year............        1,522            1,485
   Variable rate demand bonds....................       86,500           86,500
   Accounts payable..............................       59,783           64,056
   Taxes accrued.................................           --            4,802
   Interest accrued..............................       16,643           16,355
   Dividends declared............................       23,314           23,426
   Current capital lease obligation..............       12,583           12,604
   Deferred energy costs.........................           --              222
   Deferred income taxes, net....................        3,303               --
   Other.........................................       27,357           33,595
                                                    ----------       ----------
                                                       324,848          306,199
                                                    ----------       ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes, net....................      514,773          519,597
   Deferred investment tax credits...............       43,781           45,061
   Long-term capital lease obligation............       19,234           20,768
   Other.........................................       29,760           29,631
                                                    ----------       ----------
                                                       607,548          615,057
                                                    ----------       ----------

TOTAL CAPITALIZATION AND LIABILITIES                $2,882,392       $2,866,685
                                                    ==========       ==========

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------

                                                            Three Months Ended        Six Months Ended
                                                                 June 30                   June 30
                                                          ---------------------     ---------------------
                                                            1996         1995         1996         1995
                                                          --------     --------     --------     --------
OPERATING REVENUES
 Electric..............................................   $227,972     $192,359     $474,911     $407,768
 Gas...................................................     22,621       20,869       68,312       63,060
                                                          --------     --------     --------     --------
                                                           250,593      213,228      543,223      470,828
                                                          --------     --------     --------     --------

OPERATING EXPENSES
 Electric fuel and purchased energy....................     72,106       56,807      153,825      130,688
 Gas purchased.........................................     12,821       12,679       36,564       35,766
 Purchased electric capacity...........................      7,432        2,027       16,953        2,737
 Operation and maintenance.............................     64,083       59,065      127,732      111,993
 Depreciation..........................................     30,941       27,358       60,574       54,241
 Taxes other than income taxes.........................     10,037        8,832       21,126       18,899
 Income taxes..........................................     14,650       12,282       37,366       34,074
                                                          --------     --------     --------     --------
                                                           212,070      179,050      454,140      388,398
                                                          --------     --------     --------     --------
OPERATING INCOME.......................................     38,523       34,178       89,083       82,430
                                                          --------     --------     --------     --------

OTHER INCOME
 Nonutility Subsidiaries
  Revenues and gains...................................     14,806       13,025       28,113       25,456
  Expenses including interest and income taxes.........    (14,208)     (12,435)     (25,462)     (22,967)
                                                          --------     --------     --------     --------
      Net earnings of nonutility subsidiaries..........        598          590        2,651        2,489
 Allowance for equity funds used during
   construction........................................        256          187          481          371
 Other income, net of income taxes.....................       (227)         262         (309)         648
                                                          --------     --------     --------     --------
                                                               627        1,039        2,823        3,508
                                                          --------     --------     --------     --------
INCOME BEFORE UTILITY INTEREST CHARGES.................     39,150       35,217       91,906       85,938
                                                          --------     --------     --------     --------

UTILITY INTEREST CHARGES
 Interest expense......................................     17,513       16,318       35,732       32,172
 Allowance for borrowed funds used during
   construction........................................       (688)        (545)      (1,294)      (1,086)
                                                          --------     --------     --------     --------
                                                            16,825       15,773       34,438       31,086
                                                          --------     --------     --------     --------

NET INCOME.............................................     22,325       19,444       57,468       54,852
DIVIDENDS ON PREFERRED STOCK...........................      2,423        2,482        4,863        5,001
                                                          --------     --------     --------     --------
EARNINGS APPLICABLE TO COMMON STOCK....................    $19,902      $16,962      $52,605      $49,851
                                                          ========     ========     ========     ========

COMMON STOCK
 Average shares outstanding (000)......................     60,703       60,109       60,731       59,923
 Earnings per average share............................      $0.33        $0.28        $0.87        $0.83
 Dividends declared per share..........................  $0.38 1/2    $0.38 1/2        $0.77        $0.77

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------

                                                                    Six Months Ended
                                                                        June 30
                                                                 ----------------------
                                                                   1996          1995
                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income................................................    $57,468       $54,852
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization.........................     63,467        59,256
        Allowance for equity funds used during construction...       (481)         (371)
        Investment tax credit adjustments, net................     (1,280)       (1,317)
        Deferred income taxes, net............................     10,724        (3,170)
        Net change in :
          Accounts receivable.................................     (4,854)       11,873
          Inventories.........................................      3,003        12,659
          Accounts payable....................................     (4,273)      (12,694)
          Other current assets & liabilities*.................    (20,252)       19,350
        Other, net............................................     (4,512)       (2,330)
                                                                 --------      --------
Net cash provided by operating activities.....................     99,010       138,108
                                                                 --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction expenditures, excluding allowance for funds
      used during construction................................    (61,191)      (55,433)
    Allowance for borrowed funds used during construction.....     (1,294)       (1,086)
    Acquisition of COPCO, net of cash acquired................         --      (148,837)
    Investment in subsidiary projects and operations..........     (1,656)       (1,025)
    Decrease in bond proceeds held in trust funds.............      5,118         4,971
    Deposits to nuclear decommissioning trust funds...........     (2,119)       (1,493)
    Other, net................................................     (3,134)        1,618
                                                                 --------      --------
Net cash used by investing activities.........................    (64,276)     (201,285)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends:  Common........................................    (46,669)      (45,870)
                Preferred.....................................     (4,950)       (4,800)
    Issuance of common stock..................................         50        12,624
    Purchase of common stock..................................     (1,055)       (1,253)
    Issuance of long-term debt................................         --       125,800
    Retirement of long-term debt..............................       (621)         (566)
    Principal portion of capital lease payments...............     (2,893)       (5,015)
    Net change in term loan...................................         --       (20,226)
    Net change in short-term debt ............................     30,689        12,201
    Cost of issuances.........................................       (107)       (1,148)
                                                                 --------      --------
Net cash provided/(used) by financing activities..............    (25,556)       71,747
                                                                 --------      --------
Net change in cash and cash equivalents.......................      9,178         8,570
Cash and cash equivalents at beginning of period..............     28,951        25,029
                                                                 --------      --------
Cash and cash equivalents at end of period....................    $38,129       $33,599
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

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  INTERIM FINANCIAL STATEMENTS
    ----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The statements reflect all adjustments necessary in the opinion of the Company for a fair presentation of interim results. They should be read in conjunction with the Company's 1995 Annual Report to Stockholders, the Company's Report on Form 10-Q for the first quarter of 1996, and Part II of this Report on Form 10-Q for additional relevant information.


2.  PURCHASE OF CONOWINGO POWER COMPANY
    -----------------------------------

As previously disclosed in Note 4 to the Consolidated Financial Statements of the Company's 1995 Annual Report to Stockholders, on June 19, 1995, the Company acquired Conowingo Power Company (COPCO), which was merged into the Company and now is being operated as the Conowingo District. Operating results of the Conowingo District after June 19, 1995, are included in the Company's Consolidated Statements of Income.


3.  PENDING MERGER WITH ATLANTIC ENERGY, INC.
    -----------------------------------------

As previously reported in detail in the Company's Report on Form 8-K dated August 9, 1996, and filed August 14, 1996, the Company, Atlantic Energy, Inc., a New Jersey corporation headquartered in Egg Harbor Township, New Jersey (AE), DS, Inc., a Delaware corporation which has been newly formed to accomplish this transaction (Newco), and DS Sub, Inc., a newly-formed Delaware corporation, and a wholly-owned subsidiary of Newco (Sub), have entered into an Agreement and Plan of Merger, dated as of August 9, 1996 (the Merger Agreement), which provides for a business combination of the Company and AE as peer firms in a merger of equals (the Transaction). The outstanding stock of Newco is owned 50% by the Company and 50% by AE.
As a result of the Transaction, Newco will become the holding company of the combined enterprise and will be registered under the Public Utility Holding Company Act of 1935, as amended. The name of Newco will be changed as agreed upon by the Boards of Directors of the Company and AE. Newco will be the parent company of both the Company and Atlantic City Electric Company, which currently is AE's regulated utility subsidiary. The Transaction, which was approved unanimously by the Boards of Directors of the Company and AE on August 9, 1996, is expected to close shortly after all of the conditions to the consummation of the Transaction, including obtaining applicable regulatory approvals, are met or waived. The regulatory approval process is expected to take approximately 12 to 18 months.

4.  SALEM NUCLEAR GENERATING STATION
    --------------------------------

The Company owns 7.41% of Salem Nuclear Generating Station (Salem), which consists of two pressurized water nuclear reactors (PWR) and is operated by Public Service Electric & Gas Company (PSE&G). As of June 30, 1996, the Company's net investment in plant in service for Salem was approximately $56 million for Unit 1 and $60 million for Unit 2, including common plant allocated between the two units. Each unit represents approximately 2% of the Company's total assets and approximately 3% of the Company's installed electric generating capacity.

Salem Units 1 and 2 were removed from operation by PSE&G on May 16, 1995, and June 7, 1995, respectively, due to operational problems and maintenance concerns. Their return dates are subject to completion of the requirements of their respective restart plans to the satisfaction of PSE&G and the Nuclear Regulatory Commission (NRC), which encompasses a substantial review and improvement of personnel, process, and equipment issues.

With respect to Unit 1, PSE&G informed the Company in early 1996 that inspections of the steam generators using a new testing technology indicated degradation in a significant number of tubes. After evaluating several options, in May 1996 the Salem co-owners signed an agreement to purchase the steam generators from the owner of the unfinished Seabrook Unit 2 nuclear power plant in New Hampshire for installation in Salem Unit
1. By using these steam generators, PSE&G expects to return Unit 1 to service in mid-1997. The Company's share of the cost of the steam generators, including installation, will range from approximately $11 million to $13 million and will be capitalized.

With respect to Unit 2, PSE&G also informed the Company in early 1996 that inspections of the steam generators using the new testing technology confirmed that the condition of the generators is within current repair limits. On July 22, 1996, PSE&G announced that although substantial progress has been made in upgrading Unit 2's 46 major systems, some of the originally scheduled work, along with additional work that had since been identified, remained to be completed and that the outage at Unit 2 would continue well into the fourth quarter of 1996. PSE&G believes that the change to the Unit 2 schedule is not expected to impact the restart of Unit 1.

In 1995, the Company incurred higher than expected operation and maintenance costs at Salem of approximately $5 million, which were expensed as incurred. Based on PSE&G's current estimates, the Company estimates that its share of additional operation and maintenance costs associated with the outage in 1996 will range from $7 million to $10 million.

The Company incurs replacement power costs while the units are out of service of approximately $750,000 per month, per unit. Such amounts vary, however, depending on the cost and availability of other Company-owned generation and the cost of purchased energy. Replacement power costs typically are not incurred for routine refueling and maintenance outages, and the recovery of replacement power costs is subject to approval by the regulatory commissions having jurisdiction over the Company. From the inception of the Salem unit outages through June 30, 1996, approximately one-half of the current estimated replacement power costs of $14 million has been expensed and the remaining portion has been deferred on the Company's Consolidated Balance Sheet in expectation of future recovery. Beginning in mid-June 1996, the Company considers Unit 1 to be in a separate outage for replacement of its steam generators, which is a generic issue affecting many nuclear power plants. Based on the regulatory treatment of generic nuclear plant issues by the commissions having jurisdiction over the Company and the regulatory treatment of the replacement of steam generators at other nuclear plants by other commissions, the Company does not consider Unit 1 to be incurring replacement power costs after mid-June 1996.

The actual costs to be incurred by the Company may vary from the foregoing estimates, since the periods during which the Salem units will be out of service, the extent of the maintenance that will be required, and the costs of replacement power and the extent of its recovery may be different from those currently anticipated.

In May 1996, the Company filed an application with the Virginia State Corporation Commission (VSCC) for increased fuel rates effective July 1996. In June 1996, the Company filed an application with the Maryland Public Service Commission (MPSC) for increased fuel rates effective August 1996. In both filings, the Company proposed that one-half of the replacement power costs associated with the Salem outage be permitted on an interim basis until a full review of the outage is made at a future time. The VSCC and MPSC approved the Company's filings, with rates subject to refund. During the third quarter of 1996, the Company plans to file a proposal with the Delaware Public Service Commission (DPSC) to address the recovery of replacement power costs.

On February 27, 1996, the co-owners of Salem, including the Company, filed a complaint in the United States District Court for the District of New Jersey against Westinghouse Electric Corporation (Westinghouse), the designer and manufacturer of the Salem steam generators. The complaint, which seeks to recover from Westinghouse the costs associated with and resulting from the cracks discovered in Salem's steam generators and with replacing such steam generators, alleges violations of federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts, fraud, negligent misrepresentation, and breach of contract. The Salem co-owners contend that the recently-discovered degradation of the steam generators will prevent the steam generators from operating for a design life of 40 years. The lawsuit asserts that the Salem steam generators ultimately will require replacement and these costs should be borne by Westinghouse and not the customers and shareholders of the Salem co-owners. Westinghouse filed an answer and a $2.5 million counterclaim for unpaid work on April 30, 1996. On June 17, 1996, the Court ordered the parties to mediate their claims rather than proceeding to litigation, taking the position that Westinghouse's involvement in steam generator lawsuits throughout the country, involving substantially similar issues as are involved in the Salem litigation, should enable the parties to resolve their dispute efficiently in mediation. This mediation would be non-binding on the parties and its purpose would be to enable the mediator to evaluate the parties' respective positions and to facilitate the parties' settlement discussions. If mediation fails to result in settlement, the parties will proceed to litigation. The Company cannot predict the outcome of this lawsuit.

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


5.  CONTINGENCIES
    -------------

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

The co-owners of the Peach Bottom Atomic Power Station (Peach Bottom) and Salem maintain property insurance coverage in the aggregate amount of $2.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. The Company is self-insured, to the extent of its ownership interest, for its share of property losses in excess of insurance coverage. Under the terms of the various insurance agreements, the Company could be assessed up to $5.4 million in any policy year for losses incurred at nuclear plants insured by the insurance companies.

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

Environmental Matters
- ---------------------

As previously disclosed under "Hazardous Substances" on page I-19 of the Company's 1995 Annual Report on Form 10-K, the disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. The Company is currently a potentially responsible party at three federal superfund sites and is alleged to be a third-party contributor at three other federal superfund sites. The Company also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland which are state superfund sites. The Company is currently participating with the States of Delaware and Maryland in evaluating these sites to assess the extent of contamination and risk to the environment. As of June 30, 1996, the Company had accrued a liability of $2 million representing its estimate of site study and cleanup costs for all of its federal and state superfund sites.

Power Outage
- ------------

Refer to Part II, Item 1, "Power Outage," of this Form 10-Q for a discussion of a May 14, 1996, power outage.

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

6.  SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

                                       Six Months Ended
                                           June 30,
                                     -------------------
(Dollars in Thousands)                   1996       1995
                                     --------   --------
Cash paid for
  Interest, net of amounts
     capitalized                      $32,923    $29,363

  Income taxes, net of refunds        $33,181    $41,472


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


                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      ------------------     ----------------
(Dollars in Thousands)                   1996       1995        1996     1995
                                      -------    -------     -------  -------
Revenues and gains
  Landfill and waste hauling           $4,520     $3,593      $7,733   $6,775
  Operating services                    5,511      7,414      10,225   13,179
  Real estate                           4,258        245       6,074      471
  Leveraged leases                        167      1,422         317    1,516
  Other revenue                           350        351       3,764    3,515
                                      -------    -------     -------  -------
                                       14,806     13,025      28,113   25,456
                                      -------    -------     -------  -------
Cost and expenses
  Operating expenses                   13,679     12,012      23,754   21,423
  Interest expense, net                   281         71         450      145
  Income taxes                            248        352       1,258    1,399
                                      -------    -------     -------  -------
                                       14,208     12,435      25,462   22,967
                                      -------    -------     -------  -------

Net income                            $   598    $   590     $ 2,651  $ 2,489
                                      =======    =======     =======  =======

Earnings per share of common
 stock attributed to subsidiaries       $0.01      $0.01       $0.04    $0.04


                     SELECTED FINANCIAL AND OPERATING DATA
                     -------------------------------------
                             (Dollars in Thousands)

                                                3 Months Ended                6 Months Ended
                                                    June 30                       June 30
                                           -------------------------     -------------------------
                                              1996           1995           1996           1995
                                           ----------     ----------     ----------     ----------
ELECTRIC REVENUES
- -----------------

Residential                                   $79,893        $65,320       $189,196       $149,911
Commercial                                     66,854         59,947        135,327        118,748
Industrial                                     38,104         36,847         76,427         72,911
Resale                                         14,474         10,572         33,737         26,670
Other Sales Revenues (1)                        7,787          5,767          2,045          3,942
                                           ----------     ----------     ----------     ----------
Sales Revenues                                207,112        178,453        436,732        372,182
Interchange Deliveries                         17,540         10,929         31,335         29,802
Miscellaneous Revenues                          3,320          2,977          6,844          5,784
                                           ----------     ----------     ----------     ----------
Total Electric Revenues                      $227,972       $192,359       $474,911       $407,768
                                           ==========     ==========     ==========     ==========

ELECTRIC SALES
  (1000 kWh)
- --------------

Residential                                   878,581        710,698      2,238,408      1,750,702
Commercial                                    930,745        832,249      1,938,606      1,709,908
Industrial                                    810,128        801,694      1,624,391      1,602,739
Resale                                        263,583        215,755        665,762        535,997
Other sales (2)                                50,679         30,272        (49,527)       (16,915)
                                           ----------     ----------     ----------     ----------
Total Electric Sales                        2,933,716      2,590,668      6,417,640      5,582,431
                                           ==========     ==========     ==========     ==========

GAS REVENUES
- ------------

Firm Sales (1)                                $20,172        $18,121        $65,396        $58,761
Non-firm Sales, Gas Transportation,
    and Miscellaneous Revenues                  2,449          2,748          2,916          4,299
                                           ----------     ----------     ----------     ----------
Total Gas Revenues                            $22,621        $20,869        $68,312        $63,060
                                           ==========     ==========     ==========     ==========

GAS SALES AND GAS TRANSPORTED
  (1000 mcf)
- -----------------------------

Firm Sales (2)                                  2,909          2,820         10,886          9,725
Non-firm Sales and Gas Transported              1,532          1,370          2,161          2,403
                                           ----------     ----------     ----------     ----------
Total                                           4,441          4,190         13,047         12,128
                                           ==========     ==========     ==========     ==========

                                                 June 30, 1996               December 31, 1995
                                           -------------------------     -------------------------
                                                $              %              $              %
                                           ----------     ----------     ----------     ----------
CAPITALIZATION
- --------------

Variable Rate Demand Bonds (3)                $86,500            4.2        $86,500            4.3
Long-Term Debt                                853,269           41.9        853,904           42.0
Preferred Stock                               168,085            8.3        168,085            8.3
Common Stockholders' Equity                   928,642           45.6        923,440           45.4
                                           ----------     ----------     ----------     ----------
Total                                      $2,036,496          100.0     $2,031,929          100.0
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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


EARNINGS SUMMARY
- ----------------

The earnings per average share of common stock attributed to the core utility business and nonutility subsidiaries are shown below.

                              Three Months             Six Months
                                  Ended                  Ended
                            ----------------       ------------------
                            6/30/96  6/30/95       6/30/96    6/30/95
                            -------  -------       -------    -------
Core Utility                  $0.32    $0.27         $0.83      $0.79
Nonutility Subsidiaries        0.01     0.01          0.04       0.04
                            -------  -------       -------    -------
                              $0.33    $0.28         $0.87      $0.83
                            =======  =======       =======    =======

Earnings per share increased by $0.05 and $0.04 for the three- and six-month periods ended June 30, 1996, respectively, compared to the same periods last year. The increases in both periods reflected higher revenues due to the effect of favorable weather offset to a great extent by higher expenses associated with the outage at Salem. The higher Salem expenses reduced earnings for the three- and six-month periods by $0.03 and $0.12, respectively. Refer to Note 4 to the Consolidated Financial Statements for additional information concerning the Salem outage.

Operating results from the Conowingo District, which began in June 1995, had a minimal impact on earnings, as expected.


STRATEGIC PLANS FOR COMPETITION
- -------------------------------

Wholesale (Resale) Business
- ---------------------------

In March 1996, Old Dominion Electric Cooperative (ODEC), the Company's largest resale customer, issued a request for proposals that could eventually replace ODEC's capacity and energy agreements with its current suppliers, including a partial requirements agreement with the Company. On July 1, 1996, the Company submitted its proposal to ODEC to provide all of the load currently supplied by the Company. ODEC is expected to make a decision in this matter in the fourth quarter of this year.

The Company has extended termination notice provisions with ODEC which provide the Company with the opportunity to manage the financial impact of any reduction in ODEC's load. The extended notice provisions require ODEC to provide the Company with two years' notice for up to a 30% load reduction and five years' notice for load reductions greater than 30%. To date, ODEC has not given notice of its intent to terminate any portion of service provided by the Company. Should any portion of the Company's service to ODEC be reduced under the notice provisions, the Company's revenues would not be impacted until late 1998 or 1999.

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

Retail Business
- ---------------

In March and April 1996, the MPSC and DPSC, respectively, accepted the Company's proposal to establish a forum to address changes in the regulation of the electric utility industry. The Company's objective is to work together with the Commissions and other interested parties in order to develop a blueprint to move toward increased customer choice; i.e., the ability of all retail customers to gain direct access to market-priced electricity from the suppliers of their choice. The forum process will address issues such as retail wheeling, stranded investment, rate redesign, and alternative forms of regulation, such as performance-based regulation. Forum participants are to submit reports to the DPSC and MPSC by December 31, 1996, describing the significant issues raised by allowing customer choice and providing proposed solutions to those issues.

In June 1996, the Company sponsored a conference in which utility experts addressed restructuring issues from a variety of perspectives. The conference was attended by participants of both the Delaware and Maryland forums. Meetings with forum participants in Delaware and Maryland are ongoing.


ELECTRIC REVENUES AND SALES
- ---------------------------

Details of the changes in the various components of electric revenues are shown below:

                             Increase in Electric Revenues
                          From Comparable Period in Prior Year
                         --------------------------------------
                                 (Dollars in Millions)

                                              Three           Six
                                              Months         Months
                                              ------         ------
          Non-fuel (Base Rate) Revenues
            Retail Sales Volume                $19.2          $45.7
            Resale Sales Volume                  2.1            2.8
          Fuel Revenues                          7.4           16.0
          Interchange Delivery Revenues          6.6            1.5
          Other Operating Revenues               0.3            1.1
                                              ------         ------
                 Total                         $35.6          $67.1
                                              ======         ======

Non-fuel revenues from retail sales volume increased $19.2 million for the three-month period and $45.7 million for the six-month period due to increases in retail kilowatt-hour (kWh) sales of 12.4% and 14.0%, respectively, which resulted largely from Conowingo District sales beginning June 19, 1995. Excluding the Conowingo District, retail sales increased 5.2% and 6.0% for the three- and six-month periods, respectively, mainly due to the effect of favorable weather. Customer growth also contributed to increased retail sales as the economy in the Company's service territory remained strong. For the three-month period, excluding the Conowingo District, billed sales to residential and commercial customers increased 12.2% and 5.9%, respectively, while industrial sales decreased 4.3%. For the six-month period, excluding the Conowingo District, billed sales to residential and commercial customers increased
15.1% and 6.9%, respectively, while industrial sales decreased 3.7%.   For
the three- and six-month periods, the decreases in industrial sales, excluding the Conowingo District, were due to the temporary curtailment in production by several large customers.

Non-fuel revenues from resale sales volume increased $2.1 million for the three-month period and $2.8 million for the six-month period due to increases in resale sales of 22.2% and 24.2%, respectively, resulting from favorable weather and the Company providing its Delaware municipal customers with a portion of their load that had been supplied by sources other than the Company. Changes in resale sales have less of an impact on non-fuel revenues than changes in retail sales, since average resale non-fuel rates are significantly lower than average retail non-fuel rates.

Electric fuel costs billed to customers, or fuel revenues, generally do not affect net income, since the expense recognized as fuel costs is adjusted to match the fuel revenues. The amount of under- or over-recovered fuel costs is deferred until it is subsequently recovered from or returned to utility customers. Fuel revenues increased $7.4 million and $16.0 million for the three- and six-month periods, respectively, primarily due to higher sales.

Interchange delivery revenues are reflected in the calculation of rates charged to customers under fuel adjustment clauses and, thus, generally do not affect net income. Interchange delivery revenues benefit customers by reducing the effective cost of fuel billed to customers. Interchange delivery revenues increased $6.6 million for the three-month period primarily due to higher billing rates to the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Interconnection).


GAS REVENUES, SALES, AND TRANSPORTATION
- ---------------------------------------

Total gas revenues increased $5.3 million for the six-month period because of a $3.7 million increase in non-fuel revenues and a $1.6 million increase in fuel revenues. Non-fuel and fuel revenues increased primarily due to a 12.0% increase in firm gas sales as a result of colder winter weather.

ELECTRIC FUEL AND PURCHASED ENERGY EXPENSES
- -------------------------------------------

The components of the changes in electric fuel and purchased energy expenses are shown in the table below:

                    Increase (Decrease) in Electric Fuel and
              Purchased Energy From Comparable Period in Prior Year
              -----------------------------------------------------
                              (Dollars in Millions)

                                               Three           Six
                                               Months         Months
                                               ------         ------
	Higher Average Cost of Electric
          Fuel and Purchased Energy             $14.5          $38.4
        Increased kWh Output                      8.9           12.4
        Deferral of Fuel Costs                   (8.1)         (27.7)
                                               ------         ------
           Total                                $15.3          $23.1
                                               ======         ======

For the three- and six-month periods, expenses increased $14.5 million and $38.4 million, respectively, due to a higher average cost per kWh of output, which primarily was due to higher gas and oil commodity prices and the increased use of higher-priced purchased energy as a result of higher demand coupled with the reduced availability or unavailability of certain of the Company's generating units, including the Salem units.

Expenses increased $8.9 million and $12.4 million for the three- and six-month periods, respectively, due to increased kWh output, which resulted primarily from stronger sales demand.

Expenses decreased $8.1 million and $27.7 million for the three- and six-month periods, respectively, due to variances in fuel costs deferred and subsequently amortized under the Company's fuel adjustment clauses.

The kWh output required to serve load within the Company's service territory is substantially equivalent to total output less interchange deliveries. For the six months ended June 30, 1996, the Company's output for load within its service territory was provided by 35% coal generation, 28% net purchased power, 27% oil and gas generation, and 10% nuclear generation.


PURCHASED ELECTRIC CAPACITY
- ---------------------------

Purchased electric capacity increased $5.4 million and $14.2 million for the three- and six-month periods, respectively, due to costs incurred under a long-term contract with PECO, which was entered into concurrently with the Company's purchase of COPCO.

OPERATION, MAINTENANCE, AND DEPRECIATION EXPENSES
- -------------------------------------------------

Operation and maintenance expense increased $5.0 million for the three-
month period as a result of the following factors:   $2.3 million related
to the Salem outage; $1.2 million related to the Conowingo District; and $1.5 million of other costs.

Operation and maintenance expense increased $15.7 million for the six-month period as a result of the following factors: $6.3 million related to the Salem outage; $2.7 million related to the Conowingo District; and $6.7 million of other costs, which included higher maintenance costs at power plants, other than Salem, associated primarily with the timing of plant maintenance outages between periods. Total maintenance costs at these plants for all of 1996 are expected to be in line with 1995 amounts.

Depreciation expense increased $3.6 million and $6.3 million for the three- and six-month periods, respectively, primarily due to higher utility plant balances including that of the Conowingo District.


UTILITY FINANCING COSTS--INTEREST EXPENSE
- -----------------------------------------

Interest expense increased $1.2 million and $3.6 million for the three- and six-month periods, respectively, primarily due to the issuance of long-term debt to acquire COPCO. For the three- and six-month periods, increased interest expense from higher average short-term debt balances was offset by decreased interest expense on deferred energy costs.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Net cash provided by operating activities decreased $39.1 million for the six months ended June 30, 1996, compared to the same period last year, primarily due to the under-recovery of electric fuel and purchased energy costs in the current six-month period, the over-recovery of electric fuel and purchased energy costs in the prior six-month period, and changes in accounts receivable balances. The under-recovery of electric fuel and purchased energy costs in the current six-month period resulted from an increase in these costs, including Salem replacement power costs, which were not recovered from customers through existing fuel rates. Increased fuel rates, subject to refund, went into effect in the Company's resale, Virginia, and Maryland jurisdictions in May 1996, July 1996, and August 1996, respectively. Electric fuel rates in the Company's Delaware jurisdiction are not expected to be increased until after the Company files a proposal with the DPSC to address the recovery of Salem replacement power costs. The Company plans to file its proposal with the
DPSC during the third quarter of 1996.   For the current six-month period,
the Company used increased short-term borrowings to meet cash requirements.

For the six months ended June 30, 1996, utility construction expenditures were $61 million compared to $55 million for the same period last year. Internally generated funds (net cash provided by operating activities less common and preferred dividends) provided 77% of the cash required for construction for the current six-month period compared to 158% for the prior six-month period.

During the third quarter of 1996, a wholly-owned trust of the Company plans to issue up to $70 million of mandatorily redeemable preferred securities. On a consolidated basis, the proceeds from the issuance will be used to redeem or retire a portion of the Company's outstanding preferred stock. This transaction will lower the after-tax cost of the Company's total capital and is not expected to affect the Company's credit rating.


RATIO OF EARNINGS TO FIXED CHARGES
- ----------------------------------

The Company's ratios of earnings to fixed charges under the Securities and Exchange Commission (SEC) Method are shown below:

                                            12 Months
                                              Ended             Year Ended December 31,
                                             June 30,    ---------------------------------------------
                                              1996       1995      1994      1993      1992      1991
                                            ---------    ----      ----      ----      ----      ----
Ratio of Earnings to Fixed Charges
      (SEC Method).......................        3.47    3.54      3.49      3.47      3.03      2.58
Ratio of Earnings to Fixed Charges
      (SEC Method) as Adjusted...........                          3.74                2.78


Adjusted ratios exclude the following pre-tax amounts: for 1994, a $17.5 million early retirement charge and, for 1992, an $18.5 million gain from the Company's share of the settlement of a lawsuit against PECO in connection with the shutdown of Peach Bottom.

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

Earnings per share of nonutility subsidiaries were $0.04 for the six-month periods ended June 30, 1996 and 1995. For the current six-month period, earnings were derived primarily from the recovery of previously written-off joint venture assets. For the prior six-month period, earnings were derived primarily from the recovery of previously written-off joint venture assets and the receipt of an additional payment related to the sale of a leveraged lease interest in a previous year.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1. Legal Proceedings
- -------------------------

Power Outage
- ------------

As previously reported in Part II of the Company's Report on Form 10-Q for the first quarter of 1996, at approximately 10:00 a.m. on May 14, 1996, the Company experienced an equipment problem at a major interconnection substation serving the Delmarva peninsula. As a result, electric service was lost to approximately 300,000 customers, including customers served by resale customers of the Company, in the southern part of Delaware and the eastern shore of Maryland and Virginia. Electric service was restored throughout the day with restoration of power completed by approximately 5:30 p.m. on May 14, 1996. Due to the outage, the Company has received numerous claims. As of June 30, 1996, the Company had accrued a liability for outage-related claims of $1 million--the amount for which the Company is self-insured. The Company has insurance coverage for total claims exceeding $1 million.

Salem Nuclear Generating Station
- --------------------------------

Refer to Note 4 to the Consolidated Financial Statements for an update on the complaints filed by the Company against PSE&G and Westinghouse related to Salem.


Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

At its Annual Meeting held on May 30, 1996, the Company submitted for a vote of security holders an amendment to the Company's Restated Certificate and Articles of Incorporation removing the limits on the Company's unsecured indebtedness. Prior to such amendment, the Company was restricted in the amount of unsecured indebtedness it could issue or assume, to 20% of the aggregate of its secured debt, preferred stock and common shareholder equity. If approved by the affirmative vote of a majority of the holders of the Common Stock entitled to vote and a majority of the total voting power of the Preferred Stock and Preferred Stock--$25 Par (voting as a single class), the amendment would remove this 20% unsecured debt limitation. This proposal was approved by the Company's security holders, as follows: out of 60,754,568 shares of Common Stock outstanding on the record date for the Annual Meeting, 39,151,942 shares were voted FOR the proposal, 3,545,168 shares were voted AGAINST the proposal, 1,213,083 shares were voted to ABSTAIN, and 16,844,375 shares did not vote; out of 1,680,850 total votes available for the Preferred Stock and Preferred Stock--$25 Par (each share of which is allowed 1/4 vote and, thus, 1,600,000 outstanding shares were counted as 400,000 votes) on the record date for the Annual Meeting, 873,000 votes were cast FOR the proposal, 257,343 votes were cast AGAINST the proposal, 41,621 votes were cast to ABSTAIN, and 508,886 available votes were not cast.

The Company also submitted for a vote of the holders of its Common Stock at such Annual Meeting an amendment and extension of the Company's Long-Term Incentive Plan. This Plan, originally approved by the holders of the Company's Common Stock in 1987, had a ten-year period and provided for the issuance of up to 750,000 shares of Common Stock under the Plan. The amendment and extension extended the term of the Plan for an additional ten years and provided for the issuance of up to 1.5 million additional shares of Common Stock thereunder. The amendments to the Plan, for the most part, removed some of the specific conditions for the awards under the Plan and gave more discretion to the Company's Compensation Committee of the Board of Directors. The affirmative vote of the holders of a majority of the shares of the Common Stock entitled to vote was required for the adoption of this proposal. This proposal was approved by the holders of the Common Stock, as follows: out of 60,754,568 shares outstanding on the record date for the Annual Meeting, 45,398,194 shares were voted FOR the proposal, 4,548,693 were voted AGAINST the proposal, 1,053,856 were voted to ABSTAIN, and 9,753,825 shares did not vote.


Item 5. Other Information
- -------------------------

Pending Merger with Atlantic Energy, Inc.
- -----------------------------------------

Refer to Note 3 to the Consolidated Financial Statements for information regarding an Agreement and Plan of Merger with Atlantic Energy, Inc.

Salem Nuclear Generating Station
- --------------------------------

Refer to Note 4 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for an update on matters concerning the current Salem outage.

Spent Nuclear Fuel Disposal
- ---------------------------

The following is an update to matters disclosed in the Company's 1995 Annual Report on Form 10-K under "Fuel Supply for Electric Generation-- Nuclear." In a decision issued July 23, 1996, the Court of Appeals for the District of Columbia Circuit found that the United States Department of Energy (DOE) is obligated to begin accepting spent nuclear fuel for disposal no later than January 31, 1998. The Company cannot predict when or if the DOE will accept nuclear fuel as no repository or other storage facility currently exists or is under construction.

PJM Interconnection Filing with FERC
- ------------------------------------

The following is an update to matters disclosed in the Company's 1995 Annual Report on Form 10-K under "Electric Operations -- Power Pool." On July 24, 1996, seven PJM Interconnection member companies, including the Company, filed a detailed plan with the Federal Energy Regulatory Commission (FERC) to restructure the PJM Interconnection in compliance with FERC Order No. 888, which is intended to promote wholesale competition by requiring utilities to provide open access to their transmission systems. The companies plan to implement the restructured power pool by the end of 1996 if approved by the FERC. The plan includes the following key elements:

- - Pool-wide transmission tariffs providing comparable, open-access service for all wholesale transactions throughout the PJM Interconnection;
- - A regional pool energy market using price-based dispatch that is open to all eligible wholesale buyers and sellers of power;
- - Establishment of an Independent System Operator (ISO) to provide daily management and administration of pool operations, the energy market, and the regional transmission network; and
- - Development of an enhanced pool-wide planning function consistent with Mid-Atlantic Area Coordination principles, criteria and procedures, which provides for review and evaluation of plans for generation and transmission facilities and other matters relevant to the reliability of the bulk electric supply systems in the Mid-Atlantic area.

The Company cannot predict what action the FERC will take regarding this filing.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

Exhibits
- --------

Exhibit 2, Agreement and Plan of Merger dated as of August 9, 1996, by and among the Company, Atlantic Energy, Inc., DS, Inc., and DS Sub, Inc. (filed with Form 8-K on August 14, 1996, and incorporated herein by reference pursuant to Rules 12b-23 and 12b-32).
Exhibit 12, Computation of Ratio of Earnings to Fixed Charges.
Exhibit 27, Financial Data Schedule.

Reports on Form 8-K
- -------------------

A Report on Form 8-K dated May 29, 1996, updating matters related to Salem Units 1 and 2 previously reported, was filed with the Commission.

A Report on Form 8-K dated July 23, 1996, updating matters related to Salem Units 1 and 2 previously reported, was filed with the Commission.

A Report on Form 8-K dated August 9, 1996, providing information regarding an Agreement and Plan of Merger with Atlantic Energy, Inc., was filed with the Commission on August 14, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Delmarva Power & Light Company
                                       ------------------------------
                                                (Registrant)




Date:   August 14, 1996                /s/ B. S. Graham
        ---------------                --------------------------------------
                                       B. S. Graham, Senior Vice President,
                                       Treasurer, and Chief Financial Officer

                                 EXHIBIT INDEX





                                                        Exhibit    Page
                                                        Number     Number
                                                        -------    ------

Computation of ratio of earnings to fixed charges          12        25

Financial Data Schedule                                    27        26