Form 10-Q
period 1996-09-30
DELMARVA POWER & LIGHT CO /DE/
filed 1996-11-14
CIK 27879

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q




/X/  QUARTERLY  REPORT   PURSUANT   TO   SECTION  13  OR   15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  	September 30, 1996
                               -----------------------------------------
                                       OR

/ /  TRANSITION  REPORT   PURSUANT   TO   SECTION  13  OR  15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -------------------

Commission file number     1-1405

                         Delmarva Power & Light Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware and Virginia                              51-0084283
     ----------------------------                       -------------------
       (States of incorporation)                        (I.R.S. Employer
                                                        Identification No.)

     800 King Street, P.O. Box 231, Wilmington, Delaware          19899
     ---------------------------------------------------        ----------
         (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code        302-429-3359
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

                                Yes     X               No
                                     -------                -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at September 30, 1996
    -----------------------------           ---------------------------------
    Common Stock, $2.25 par value                  60,523,411 Shares

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------

                               Table of Contents
                               -----------------

                                                                       Page No.
                                                                       --------

 Part I.    Financial Information:

              Consolidated Balance Sheets as of September 30, 1996
              and December 31, 1995..................................       2-3

              Consolidated Statements of Income for the three and
              nine months ended September 30, 1996 and 1995..........         4

              Consolidated Statements of Cash Flows for the nine
              months ended September 30, 1996 and 1995...............         5

              Notes to Consolidated Financial Statements.............      6-12

              Selected Financial and Operating Data..................        13

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................     14-21

Part II.    Other Information and Signature..........................     22-27

                         PART I.  FINANCIAL INFORMATION

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------

                                                     September 30,       December 31,
                                                         1996                1995
                                                     -------------       ------------
                       ASSETS
                       ------
UTILITY PLANT, AT ORIGINAL COST:
   Electric........................................     $3,022,062         $2,942,969
   Gas.............................................        219,916            208,245
   Common..........................................        136,236            130,949
                                                     -------------       ------------
                                                         3,378,214          3,282,163
   Less:  Accumulated depreciation.................      1,266,817          1,189,269
                                                     -------------       ------------
   Net utility plant in service....................      2,111,397          2,092,894
   Construction work-in-progress...................         99,008            105,588
   Leased nuclear fuel, at amortized cost..........         32,729             31,661
                                                     -------------       ------------
                                                         2,243,134          2,230,143
                                                     -------------       ------------

INVESTMENTS AND NONUTILITY PROPERTY:
   Investment in leveraged leases..................         47,306             48,367
   Funds held by trustee...........................         34,662             36,275
   Other investments and nonutility property, net..         60,331             54,781
                                                     -------------       ------------
                                                           142,299            139,423
                                                     -------------       ------------

CURRENT ASSETS:
   Cash and cash equivalents.......................         28,280             28,951
   Accounts receivable:
       Customers...................................        110,881            116,606
       Other.......................................         24,219             14,630
   Deferred energy costs...........................         19,041                 --
   Inventories, at average cost:
       Fuel (coal, oil, and gas)...................         31,724             30,076
       Materials and supplies......................         35,868             36,823
   Prepayments.....................................          9,277             12,969
   Deferred income taxes, net......................             --              5,400
                                                     -------------       ------------
                                                           259,290            245,455
                                                     -------------       ------------

DEFERRED CHARGES AND OTHER ASSETS:
   Prepaid pension cost............................         27,458             16,899
   Unamortized debt expense........................         11,776             12,256
   Deferred debt refinancing costs.................         22,018             23,972
   Deferred recoverable income taxes...............        140,983            151,250
   Other...........................................         51,153             47,287
                                                     -------------       ------------
                                                           253,388            251,664
                                                     -------------       ------------

TOTAL ASSETS                                            $2,898,111         $2,866,685
                                                     =============       ============

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------

                                                     September 30,       December 31,
                                                         1996                1995
                                                     -------------       ------------
         CAPITALIZATION AND LIABILITIES
         ------------------------------
CAPITALIZATION:
   Common stock, $2.25 par value; 90,000,000
       shares authorized; shares issued: 1996--
       60,763,085, 1995--60,760,685................       $136,717           $136,713
   Additional paid-in capital......................        506,680            506,328
   Retained earnings...............................        299,108            281,862
                                                     -------------       ------------
                                                           942,505            924,903
   Treasury shares, at cost:  1996--239,674;
       1995--1,320.................................         (5,020)               (30)
   Unearned compensation...........................           (824)            (1,433)
                                                     -------------       ------------
       Total common stockholders' equity...........        936,661            923,440

   Preferred stock.................................        168,085            168,085

   Long-term debt..................................        827,242            853,904
                                                     -------------       ------------
                                                         1,931,988          1,945,429
                                                     -------------       ------------

CURRENT LIABILITIES:
   Short-term debt..................................        81,187             63,154
   Long-term debt due within one year...............        27,244              1,485
   Variable rate demand bonds.......................        86,500             86,500
   Accounts payable.................................        50,694             64,056
   Taxes accrued....................................        12,396              4,802
   Interest accrued.................................        21,336             16,355
   Dividends declared...............................        23,288             23,426
   Current capital lease obligation.................        12,456             12,604
   Deferred income taxes, net.......................         5,438                 --
   Other............................................        31,314             33,817
                                                     -------------       ------------
                                                           351,853            306,199
                                                     -------------       ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes, net.......................       518,785            519,597
   Deferred investment tax credits..................        43,141             45,061
   Long-term capital lease obligation...............        21,711             20,768
   Other............................................        30,633             29,631
                                                     -------------       ------------
                                                           614,270            615,057
                                                     -------------       ------------
TOTAL CAPITALIZATION AND LIABILITIES                    $2,898,111         $2,866,685
                                                     =============       ============

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------

                                                          Three Months Ended          Nine Months Ended
                                                             September 30                September 30
                                                         ---------------------      ---------------------
                                                            1996        1995           1996        1995
                                                         ---------   ---------      ---------   ---------
OPERATING REVENUES
 Electric...........................................      $277,504    $278,123       $752,415    $685,891
 Gas................................................        13,852       4,942         82,164      68,002
                                                         ---------   ---------      ---------   ---------
                                                           291,356     283,065        834,579     753,893
                                                         ---------   ---------      ---------   ---------

OPERATING EXPENSES
 Electric fuel and purchased energy.................        90,768      77,122        244,593     207,810
 Gas purchased......................................         7,280         169         43,844      35,935
 Purchased electric capacity........................         8,194      15,647         25,147      18,384
 Operation and maintenance..........................        63,717      60,985        191,449     172,978
 Depreciation.......................................        30,861      29,309         91,435      83,550
 Taxes other than income taxes......................        11,092      10,411         32,218      29,310
 Income taxes.......................................        25,181      28,462         62,547      62,536
                                                         ---------   ---------      ---------   ---------
                                                           237,093     222,105        691,233     610,503
                                                         ---------   ---------      ---------   ---------
OPERATING INCOME....................................        54,263      60,960        143,346     143,390
                                                         ---------   ---------      ---------   ---------

OTHER INCOME
 Nonutility Subsidiaries
  Revenues and gains................................        13,955       9,329         42,194      34,785
  Expenses including interest and income taxes......       (13,517)     (9,373)       (39,105)    (32,340)
                                                         ---------   ---------      ---------   ---------
      Net earnings of nonutility subsidiaries.......           438         (44)         3,089       2,445
 Allowance for equity funds used during
   construction.....................................           293          91            774         462
 Other income, net of income taxes..................          (893)       (267)        (1,202)        381
                                                         ---------   ---------      ---------   ---------
                                                              (162)       (220)         2,661       3,288
                                                         ---------   ---------      ---------   ---------
INCOME BEFORE UTILITY INTEREST CHARGES..............        54,101      60,740        146,007     146,678
                                                         ---------   ---------      ---------   ---------

UTILITY INTEREST CHARGES
 Interest expense...................................        17,857      18,288         53,589      50,460
 Allowance for borrowed funds used during
   construction.....................................          (791)       (262)        (2,085)     (1,348)
                                                         ---------   ---------      ---------   ---------
                                                            17,066      18,026         51,504      49,112
                                                         ---------   ---------      ---------   ---------

NET INCOME..........................................        37,035      42,714         94,503      97,566
DIVIDENDS ON PREFERRED STOCK........................         2,430       2,476          7,293       7,477
                                                         ---------   ---------      ---------   ---------
EARNINGS APPLICABLE TO COMMON STOCK.................       $34,605     $40,238        $87,210     $90,089
                                                         =========   =========      =========   =========

COMMON STOCK
 Average shares outstanding (000)...................        60,667      60,372         60,709      60,073
 Earnings per average share.........................         $0.57       $0.67          $1.44       $1.50
 Dividends declared per share.......................     $0.38 1/2   $0.38 1/2      $1.15 1/2   $1.15 1/2

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
                                  -----------

                                                                     Nine Months Ended
                                                                        September 30
                                                                   ----------------------
                                                                     1996          1995
                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.................................................     $94,503       $97,566
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization............................      95,508        89,872
      Allowance for equity funds used during construction......        (774)         (462)
      Investment tax credit adjustments, net...................      (1,920)       (1,950)
      Deferred income taxes, net...............................      20,293         6,664
      Net change in :
           Accounts receivable.................................      (3,864)       (5,768)
           Inventories.........................................        (693)       20,090
           Accounts payable....................................     (13,362)       (2,603)
           Other current assets & liabilities*.................      (6,488)        9,859
      Other, net...............................................      (5,540)       (3,229)
                                                                   --------      --------
Net cash provided by operating activities......................     177,663       210,039
                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction expenditures, excluding allowance for funds
      used during construction.................................     (98,274)      (87,961)
    Allowance for borrowed funds used during construction......      (2,085)       (1,348)
    Acquisition of COPCO, net of cash acquired.................          --      (156,987)
    Investment in subsidiary projects and operations...........      (6,790)       (2,348)
    Decrease in bond proceeds held in trust funds..............       5,526         2,626
    Deposits to nuclear decommissioning trust funds............      (2,825)       (2,199)
    Other, net.................................................      (4,810)        1,970
                                                                   --------      --------
Net cash used by investing activities..........................    (109,258)     (246,247)
                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends:   Common........................................     (69,968)      (68,988)
                 Preferred.....................................      (7,428)       (7,319)
    Issuance of common stock...................................          50        18,628
    Purchase of common stock...................................      (4,599)       (1,253)
    Issuance of long-term debt.................................          --       125,800
    Retirement of long-term debt...............................        (939)         (862)
    Issuance of variable rate demand bonds.....................          --        15,000
    Principal portion of capital lease payments................      (4,073)       (6,322)
    Net change in term loan....................................          --       (45,000)
    Net change in short-term debt .............................      18,033        20,353
    Cost of issuances..........................................        (152)       (1,491)
                                                                   --------      --------
Net cash provided/(used) by financing activities...............     (69,076)       48,546
                                                                   --------      --------
Net change in cash and cash equivalents........................        (671)       12,338
Cash and cash equivalents at beginning of period...............      28,951        25,029
                                                                   --------      --------
Cash and cash equivalents at end of period.....................     $28,280       $37,367
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

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  INTERIM FINANCIAL STATEMENTS
    ----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The statements reflect all adjustments necessary in the opinion of the Company for a fair presentation of interim results. They should be read in conjunction with the Company's 1995 Annual Report to Stockholders, the Company's Reports on Form 10-Q for the first and second quarters of 1996, and Part II of this Report on Form 10-Q for additional relevant information.


2.  PURCHASE OF CONOWINGO POWER COMPANY
    -----------------------------------

As previously disclosed in Note 4 to the Consolidated Financial Statements of the Company's 1995 Annual Report to Stockholders, on June 19, 1995, the Company acquired Conowingo Power Company (COPCO), which was merged into the Company and now is being operated as the Conowingo District. Operating results of the Conowingo District after June 19, 1995 are included in the Company's Consolidated Statements of Income.


3.  PENDING MERGER WITH ATLANTIC ENERGY, INC.
    -----------------------------------------

As previously reported in Note 3 to the Consolidated Financial Statements of the Company's Report on Form 10-Q for the second quarter of 1996, in August 1996, the Company, Atlantic Energy, Inc., a New Jersey corporation headquartered in Egg Harbor Township, New Jersey (AEI), DS, Inc., a Delaware corporation which has been newly formed to accomplish this transaction, and DS Sub, Inc., a newly-formed Delaware corporation and a wholly-owned subsidiary of DS, Inc. (DS Sub), entered into an Agreement and Plan of Merger (the Merger Agreement), providing for a business combination of the Company and AEI as peer firms in a merger of equals (the Transaction). As a result of the Transaction, DS, Inc. will become the holding company of the combined enterprise and will be registered under the Public Utility Holding Company Act of 1935, as amended. The Transaction is expected to close shortly after all of the conditions to the consummation of the Transaction, including obtaining applicable regulatory approvals, are met or waived. The regulatory approval process is expected to take approximately 12 to 18 months from the signing of the Merger Agreement.

4.  SALEM NUCLEAR GENERATING STATION
    --------------------------------

The Company owns 7.41% of Salem Nuclear Generating Station (Salem), which consists of two pressurized water nuclear reactors (PWR) and is operated by Public Service Electric & Gas Company (PSE&G). As of September 30, 1996, the Company's net investment in plant in service for Salem was approximately $56 million for Unit 1 and $59 million for Unit 2, including common plant allocated between the two units. Each unit represents approximately 2% of the Company's total assets and approximately 3% of the Company's installed electric generating capacity.

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

With respect to Unit 1, PSE&G informed the Company in early 1996 that inspections of the steam generators using a new testing technology indicated degradation in a significant number of tubes. After evaluating several options, in May 1996 replacement steam generators from the unfinished Seabrook Unit 2 nuclear power plant in New Hampshire were purchased from Northeast Utilities for installation in Salem Unit 1. The replacement steam generators arrived on site in October 1996 and are scheduled for installation by year-end 1996. By using these steam generators, PSE&G expects to return Unit 1 to service in mid-1997. The Company's share of the costs to be capitalized for the steam generators, including installation, will range from approximately $11 million to $13 million.

With respect to Unit 2, PSE&G also informed the Company in early 1996 that inspections of the steam generators using the new testing technology confirmed that the condition of the generators is within current repair limits. On July 22, 1996, PSE&G announced that although substantial progress has been made in upgrading Unit 2's 46 major systems, some of the originally scheduled work, along with additional work that had been identified since, remained to be completed and that the outage at Unit 2 would continue well into the fourth quarter of 1996. PSE&G recently advised the Company that Unit 2 currently is expected to return to service early in the first quarter of 1997.

In 1995, the Company incurred higher than expected operation and maintenance costs at Salem of approximately $5 million, which were expensed as incurred. For the nine-month period ended September 30, 1996, the Company incurred and expensed higher than expected operation and maintenance costs at Salem of approximately $8 million.

The Company incurs replacement power costs while the units are out of service of approximately $750,000 per month, per unit. Such amounts vary, however, depending on the cost and availability of other Company-owned generation and the cost of purchased energy. Replacement power costs typically are not incurred for routine refueling and maintenance outages, and the recovery of replacement power costs is subject to approval by the regulatory commissions having jurisdiction over the Company. From the inception of the Salem unit outages through September 30, 1996, approximately one-half of the current estimated replacement power costs of $18 million has been expensed and the remaining portion has been deferred on the Company's Consolidated Balance Sheet in expectation of future recovery.

The actual costs to be incurred by the Company may vary from the foregoing estimates, since the periods projected by PSE&G during which the Salem units will be out of service, the extent of the maintenance that will be required, and the costs of replacement power and the extent of its recovery may be different from those set forth above.

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

In October 1996, the Company filed a proposal with the Delaware Public Service Commission (DPSC) to address the recovery of replacement power costs. In that filing, the Company asserted a belief that it should be permitted to recover all replacement power costs associated with this outage, and requested an interim treatment which would permit recovery of approximately 50% of replacement power costs, beginning in January 1997, until the DPSC renders a final decision on this issue. The Company's filing also provides that any proceeds from litigation concerning replacement power costs will be credited to customers, net of litigation costs, if full recovery is authorized by the DPSC. The Company expects a decision on the requested interim treatment by year-end.

On February 27, 1996, the co-owners of Salem, including the Company, filed a complaint in the United States District Court for the District of New Jersey against Westinghouse Electric Corporation (Westinghouse), the designer and manufacturer of the Salem steam generators. The complaint, which seeks to recover from Westinghouse the costs associated with and resulting from the cracks discovered in Salem's steam generators and with replacing such steam generators, alleges violations of federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts, fraud, negligent misrepresentation, and breach of contract. The Salem co-owners contend that the recently-discovered degradation of the steam generators will prevent the steam generators from operating for a design life of 40 years. The lawsuit asserts that the Salem steam generators require replacement and these costs should be borne by Westinghouse and not the customers and shareholders of the Salem co-owners. Westinghouse filed an answer and a $2.5 million counterclaim for unpaid work on April 30, 1996. The Company cannot predict the outcome of this lawsuit

On March 5, 1996, the Company and PECO Energy Company (PECO) filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Public Service Enterprise Group, Inc. (Enterprise) and PSE&G. The lawsuit alleges that the defendants failed to heed numerous citations, warnings, notices of violations, and fines by the NRC as well as repeated warnings from the Institute of Nuclear Power Operations about performance, safety, and management problems at Salem and to take appropriate corrective action. The suit contends that as a result of these actions and omissions, the Salem units were forced to shut down in 1995. The suit asks for compensatory damages for breach of contract, negligence, and punitive damages, in amounts to be specified. The Company cannot predict the outcome of this lawsuit. A similar complaint has been filed against Enterprise and PSE&G in the Superior Court of New Jersey by the remaining co-owner, Atlantic City Electric Company.


5.  PREFERRED CAPITAL SECURITIES OF A WHOLLY-OWNED TRUST
    ----------------------------------------------------

In October 1996, a wholly-owned trust (Delmarva Power Financing I) formed for the purpose of issuing securities, issued $70 million of 8.125% preferred capital securities (representing 2,800,000 preferred capital securities at $25 per security). All or a portion of the preferred capital securities, which are subject to mandatory redemption in 2036, may be redeemed on or after September 30, 2001. The wholly-owned trust loaned the proceeds to the Company, which used $63,813,000 of the total proceeds in October 1996 to purchase $63,382,700 (par value) of its preferred stock as follows: $1,013,400 of the 3.70% series ($100 par value); $2,012,600 of the
4% series ($100 par value); $2,459,600 of the 4.2% series ($100 par value); $2,154,000 of the 4.28% series ($100 par value), $3,042,900 of the 4.56%
series ($100 par value); $3,147,700 of the 5% series ($100 par value), $16,500,000 of the 6.75% series ($100 par value); $32,087,500 of the 7.75%
series ($25 par value), and $965,000 of the Adjustable Rate series ($100 par value). By December 1996, the Company plans to use the remaining proceeds of $6,187,000 and cash from short-term debt to fund the redemption of its entire 7.52% preferred stock series which has a total par value of $15,000,000.


6.  CONTINGENCIES
    -------------

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

Environmental Matters
---------------------

As previously disclosed under "Hazardous Substances" on page I-19 of the Company's 1995 Annual Report on Form 10-K, the disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. The Company is currently a potentially responsible party at three federal superfund sites and is alleged to be a third-party contributor at three other federal superfund sites. The Company also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland which are state superfund sites. The Company is currently participating with the States of Delaware and Maryland in evaluating these sites to assess the extent of contamination and risk to the environment. As of September 30, 1996, the Company had accrued a liability of $2 million representing its estimate of site study and cleanup costs for all of its federal and state superfund sites.

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

7.  SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

                                       Nine Months Ended
                                         September 30,
                                     --------------------
(Dollars in Thousands)                 1996        1995
                                     --------    --------
Cash paid for
  Interest, net of amounts
     capitalized                       $44,669    $41,673

  Income taxes, net of refunds         $39,226    $64,691


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

                                     Three Months Ended          Nine Months Ended
                                        September 30,              September 30,
                                    ---------------------      ---------------------
(Dollars in Thousands)                1996         1995          1996         1995
                                    --------     --------      --------     --------
Revenues and gains
  Landfill and waste hauling          $3,377       $3,502       $11,235      $10,277
  Operating services                   5,582        5,084        15,807       18,262
  Real estate                          4,376          245        10,450          715
  Leveraged leases                       184          121           501        1,638
  Other revenue                          436          377         4,201        3,893
                                    --------     --------      --------     --------
                                      13,955        9,329        42,194       34,785
                                    --------     --------      --------     --------
Cost and expenses
  Operating expenses                  12,977        9,322        36,855       30,745
  Interest expense, net                  209          124           660          269
  Income taxes                           331          (73)        1,590        1,326
                                    --------     --------      --------     --------
                                      13,517        9,373        39,105       32,340
                                    --------     --------      --------     --------

Net income                            $  438       $  (44)      $ 3,089      $ 2,445
                                    ========     ========      ========     ========

Earnings per share of common
  stock attributed to subsidiaries     $0.01           --         $0.05        $0.04

Pine Grove Landfill, Inc.
-------------------------

One of the Company's indirect subsidiaries, Pine Grove Landfill, Inc. ("Pine Grove"), which owns and operates a solid waste disposal facility in Pennsylvania, currently has pending before the Pennsylvania Department of Environmental Protection an application for expansion of the facility. In August 1996, the Governor of Pennsylvania issued an executive order which suspended consideration of all landfill expansion applications in the Commonwealth, including Pine Grove's, while state officials re-evaluate existing regulations. At this time, it is unknown how long this delay in considering expansion applications will continue. Pine Grove's existing permitted capacity is limited and, at the 1,000 tons per day maximum Pine Grove is allowed to accept for disposal, would be fully utilized in March 1998. Management is limiting the intake of waste at the site with the intent of extending the life of the facility until March 1999. Based on this March 1999 date, Pine Grove would need to receive its expansion permit by May 1998 to avoid a temporary or permanent shutdown. Management is taking additional steps to secure regulatory approval of the expansion. However, no assurance can be given that such steps will be successful.

Pine Grove records depletion expense to recognize, in part, the usage of certain general facilities at the landfill and the landfill closure liability based on the planned landfill capacity, including the additional capacity related to the pending expansion permit. In the event that Pine Grove does not receive approval of the expansion permit, Pine Grove may expense approximately $10 million (pre-tax) of capitalized costs.

                     SELECTED FINANCIAL AND OPERATING DATA
                     -------------------------------------
                             (Dollars in Thousands)


                                                 3 Months Ended                 9 Months Ended
                                                  September 30                   September 30
                                            -------------------------      -------------------------
                                               1996           1995            1996           1995
                                            ----------     ----------      ----------     ----------
ELECTRIC REVENUES
-----------------

Residential                                   $107,891       $116,374        $297,087       $266,285
Commercial                                      85,057         84,530         220,384        203,278
Industrial                                      42,987         43,538         119,414        116,449
Resale                                          18,765         19,380          52,502         46,050
Other Sales Revenues (1)                        (2,648)           505            (603)         4,447
                                            ----------     ----------      ----------     ----------

Sales Revenues                                 252,052        264,327         688,784        636,509
Interchange Deliveries                          21,573         10,640          52,908         40,442
Miscellaneous Revenues                           3,879          3,156          10,723          8,940
                                            ----------     ----------      ----------     ----------

Total Electric Revenues                       $277,504       $278,123        $752,415       $685,891
                                            ==========      =========      ==========      =========

ELECTRIC SALES
--------------
  (1000 kWh)

Residential                                  1,106,917      1,194,218       3,345,325      2,944,920
Commercial                                   1,122,412      1,114,054       3,061,018      2,823,962
Industrial                                     895,748        909,555       2,520,139      2,512,294
Resale                                         363,723        392,451       1,029,485        928,448
Other sales (2)                                (56,599)       (24,586)       (106,126)       (41,501)
                                            ----------     ----------      ----------     ----------

Total Electric Sales                         3,432,201      3,585,692       9,849,841      9,168,123
                                            ==========      =========      ==========      =========

GAS REVENUES
------------

Firm Sales (1)                                 $11,107         $2,925         $76,503        $61,686
Non-firm Sales, Gas Transportation,
     and Miscellaneous Revenues                  2,745          2,017           5,661          6,316
                                            ----------     ----------      ----------     ----------

Total Gas Revenues                             $13,852         $4,942         $82,164        $68,002
                                            ==========      =========      ==========      =========

GAS SALES AND GAS TRANSPORTED
-----------------------------
  (1000 mcf)

Firm Sales (2)                                   1,377          1,615          12,263         11,340
Non-firm Sales and Gas Transported               1,629          1,302           3,790          3,705
                                            ----------     ----------      ----------     ----------

Total                                            3,006          2,917          16,053         15,045
                                            ==========      =========      ==========      =========



                                               September 30, 1996              December 31, 1995
                                            -------------------------      -------------------------
                                                 $              %               $              %
                                            ----------     ----------      ----------     ----------
CAPITALIZATION

Variable Rate Demand Bonds (3)                 $86,500            4.3         $86,500            4.3
Long-Term Debt                                 827,242           41.0         853,904           42.0
Preferred Stock                                168,085            8.3         168,085            8.3
Common Stockholders' Equity                    936,661           46.4         923,440           45.4

                                            ----------     ----------      ----------     ----------

Total                                       $2,018,488          100.0      $2,031,929          100.0
                                            ==========      =========      ==========      =========

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


EARNINGS SUMMARY
----------------

Earnings per share for the third quarter of 1996 were $0.57, a $.10 decrease compared to 1995. The decrease was primarily due to cooler summer weather which caused electric kilowatt-hour (kWh) sales and revenues to decline. Additional revenues gained in the first half of 1996 from increased electricity and gas usage attributable to a colder heating season were largely offset by the unfavorable impact of mild weather on electric sales in the third quarter. Earnings per share for the nine months ended September 30, 1996 were $1.44, a $0.06 decrease from 1995 which reflects a $0.12 decrease in earnings per share due to increased expenses associated with the Salem outage discussed in Note 4 to the Consolidated Financial Statements. The decrease in earnings per share attributed to the Salem outage was comprised of increases in operation and maintenance expense ($0.08) and fuel-related costs ($0.04), including replacement power. Excluding the Salem outage, earnings rose $0.06 per share primarily due to additional revenues from customer growth and the positive net impact of weather, partly offset by higher operating expenses.

Operating results from the Conowingo District, which began in June 1995, had a minimal impact on earnings, as expected.


UPDATE ON THE COMPANY'S WHOLESALE (RESALE) BUSINESS
---------------------------------------------------

The Company currently provides approximately 200 megawatts (MW) of load to Old Dominion Electric Cooperative (ODEC), the Company's largest resale customer. In 1995, total revenues from ODEC represented 3.8% of the Company's total sales revenues, and non-fuel (base rate) revenues from ODEC were about $24 million. On August 16, 1996, ODEC notified the Company that it will reduce its load by 60 MW effective September 1, 1998, and will further reduce its load to zero effective September 1, 2001.

ODEC had issued a request for proposals in March 1996 to replace eventually ODEC's capacity and energy agreements with its current suppliers. On July 1, 1996, the Company submitted its proposal to ODEC to continue to serve all of the load currently supplied by the Company. ODEC expects to select a supplier by December 1996 for the 60 MW it will cease purchasing under its existing contract with the Company, effective September 1, 1998.

If ODEC selects a new electric supplier for some or all the load currently supplied by the Company, the decrease in non-fuel revenues would be offset partially by purchased capacity costs which otherwise would have been incurred. The Company would continue to receive transmission wheeling revenues from ODEC. Based on these assumptions, the Company estimates that earnings per share would decrease by $0.06 to $0.08 if ODEC reduces its load by 60 MW and that earnings per share would decrease by an additional $0.10 to $0.12 if ODEC further reduces its load to zero. Any such earnings decrease would be mitigated by natural load growth in the Company's service territory and by any of ODEC's load that the Company may secure through the bidding process.

UPDATE ON THE COMPANY'S RETAIL BUSINESS
---------------------------------------

In March and April 1996, the MPSC and DPSC, respectively, accepted the Company's proposal to establish a forum to address changes in the regulation of the electric utility industry. The Company's objective is to work together with the Commissions and other interested parties in order to develop a blueprint to move toward increased customer choice; i.e., the ability of all retail customers to gain direct access to market-priced electricity from the suppliers of their choice. The forum process is addressing issues such as retail wheeling, stranded investment, rate redesign, and alternative forms of regulation, such as performance-based regulation. Forum participants are to submit reports to the DPSC and MPSC by December 31, 1996, describing the significant issues raised by allowing customer choice and providing proposed solutions to those issues.

In June 1996, the Company sponsored a conference in which utility experts addressed restructuring issues from a variety of perspectives. The conference was attended by participants of both the Delaware and Maryland forums. Meetings with forum participants in Delaware and Maryland are ongoing.

In October 1996, the MPSC issued an order to reopen the issue of retail electric competition in Maryland. In August 1995, the MPSC had determined that retail competition was not in the public interest at that time. The MPSC chose to reopen this issue in view of the recent orders of the Federal Energy Regulatory Commission on open access transmission at the wholesale level and actions by other states concerning retail open access. In consultation with Maryland's electric utilities and other concerned stakeholders, the MPSC Staff is directed to evaluate regulatory and competitive issues facing the electric utility industry, including electric retail competition, developments in federal and state regulation, and the interests of Maryland's customers and utilities. The MPSC instructed its Staff to submit their recommendations by May 31, 1997. The MPSC plans to use "Roundtables" to identify, discuss, and resolve industry issues. The MPSC also advised Maryland's four major electric utilities, including the Company, to be prepared to present unbundled cost studies and model unbundled retail service tariffs to their respective Roundtables on or before August 1, 1997.

ELECTRIC REVENUES AND SALES
---------------------------

Details of the changes in the various components of electric revenues are shown below:

                         Increase in Electric Revenues
                      From Comparable Period in Prior Year
                      ------------------------------------
                             (Dollars in Millions)

                                              Three       Nine
                                              Months     Months
                                              ------     ------
          Non-fuel (Base Rate) Revenues
            Retail Sales Volume               $(14.5)    $ 31.2
            Resale Sales Volume                 (1.6)       1.2
          Fuel Revenues                          3.8       19.9
          Interchange Delivery Revenues         10.9       12.5
          Other Operating Revenues               0.8        1.7
                                              ------     ------
               Total                          $ (0.6)    $ 66.5
                                              ======     ======


Non-fuel revenues from retail sales volume decreased $14.5 million for the three-month period due to a 3.9% decrease in retail kWh sales which was mainly due to cooler summer weather. For the nine-month period, non-fuel revenues from retail sales volume increased $31.2 million primarily because electric sales to the Conowingo District began June 19, 1995. A 2.2% increase in retail sales excluding the Conowingo District also contributed to the $31.2 million non-fuel revenue increase. This sales increase resulted from customer growth and the positive net effect of weather.

Non-fuel revenues from resale sales volume decreased $1.6 million for the three-month period due to a 7.3% decrease in resale kWh sales which resulted from the cooler summer weather. Non-fuel revenues from resale sales volume increased $1.2 million for the nine-month period due to a 10.9% kWh sales increase which mainly resulted from the Company providing a part of the Delaware municipalities' load previously served by other suppliers. Changes in resale sales have less impact on non-fuel revenues than changes in retail sales, since average resale non-fuel rates are significantly lower than average retail non-fuel rates.

Electric fuel costs billed to customers, or fuel revenues, generally do not affect net income, since the expense recognized as fuel costs is adjusted to match the fuel revenues. The amount of under- or over-recovered fuel costs is deferred until it is subsequently recovered from or returned to utility customers. Fuel revenues increased $3.8 million for the three-month period due to higher average fuel rates and increased $19.9 million for the nine-month period primarily due to higher sales.

Interchange delivery revenues are reflected in the calculation of rates charged to customers under fuel adjustment clauses and, thus, generally do not affect net income. Interchange delivery revenues benefit customers by reducing the effective cost of fuel billed to customers. Interchange delivery revenues increased $10.9 million and $12.5 million for the three-month period and nine-month period, respectively. The revenue increases in both periods were primarily attributed to increased purchases of cheaper power in the third quarter which enabled the Company to sell more of its peaking unit output to utilities in the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM).


GAS REVENUES, SALES, AND TRANSPORTATION
---------------------------------------

For the three-month period, total gas revenues increased $8.9 million in 1996, primarily because in July of last year, $6.8 million of over-recovered gas costs had been refunded to customers. For the nine-month period, total gas revenues increased $14.2 million due to a $6.3 million increase in non-fuel revenues and a $7.9 million increase in fuel revenues. Non-fuel revenues increased $6.3 million mainly due to a colder heating season which resulted in a 6.7% increase in total gas sold and transported. Fuel revenues increased $7.9 million primarily due to the prior year customer refund.


ELECTRIC FUEL AND PURCHASED ENERGY EXPENSES
-------------------------------------------

The components of the changes in electric fuel and purchased energy expenses are shown in the table below:

                    Increase (Decrease) in Electric Fuel and
              Purchased Energy From Comparable Period in Prior Year
              -----------------------------------------------------
                              (Dollars in Millions)

                                               Three         Nine
                                               Months       Months
                                               ------       ------
          Higher Average Cost of Electric
            Fuel and Purchased Energy          $  3.4       $ 41.9
          Increased kWh Output                    8.5         20.9
          Deferral of Fuel Costs                  1.7        (26.0)
                                               ------       ------
                Total                          $ 13.6       $ 36.8
                                               ======       ======

For the three-month period, expenses rose $3.4 million due to a higher average cost per kWh of output, which was related primarily to higher gas commodity prices partially offset by lower prices for purchased energy.
The $8.5 million increase associated with higher kWh output resulted from increased purchases of cheaper power which enabled the Company to sell more of its peaking unit output to utilities in the PJM.

For the nine-month period, costs increased $41.9 million primarily due to higher gas and oil prices and increased purchases of energy at a higher average price which was mitigated by lower prices in the third quarter.
The Company purchased more energy during the nine-month period primarily due to higher demand and lower overall availability of its generating units, including the Salem units. The $20.9 million increase that resulted from greater kWh output reflects stronger sales demand and increased interchange sales during the third quarter.

Expenses increased $1.7 million and decreased $26 million for the three- and nine-month periods, respectively, due to variances in fuel costs deferred and subsequently recovered or expensed under the Company's fuel adjustment clauses.

The kWh output required to serve load within the Company's service territory is substantially equivalent to total output less interchange deliveries. For the nine months ended September 30, 1996, the Company's output for load within its service territory was provided by 36% coal generation, 26% net purchased power, 29% oil and gas generation, and 9% nuclear generation.


GAS PURCHASED
-------------

The cost of gas purchased increased $7.1 million and $7.9 million for the three-month and nine-month periods, respectively, primarily due to higher gas commodity prices and the $6.8 million refund in July 1995 of over-recovered fuel costs. The $6.8 million refund reduced the cost of gas purchased in 1995 since gas purchased costs are adjusted (reduced) to match fuel revenues.


PURCHASED ELECTRIC CAPACITY
---------------------------

Compared to 1995, purchased electric capacity decreased $7.5 million in the third quarter of 1996 primarily due to higher costs incurred last year under an interim purchased power contract with PECO, which was effective from June 19, 1995 to February 1, 1996 and was associated with the Company's purchase of COPCO. Pursuant to agreements made in conjunction with the COPCO purchase, in February 1996, a long-term contract with lower-priced capacity replaced the interim contract. For the nine-month period, purchased electric capacity increased $6.7 million due to the absence of the aforementioned purchased power contracts during the first half of 1995, partially offset by lower-priced capacity purchased under the long-term contract during the third quarter.

OPERATION, MAINTENANCE, AND DEPRECIATION EXPENSES
-------------------------------------------------

Operation and maintenance expense increased $2.7 million and $18.5 million for the three- and nine-month periods, respectively. During the third quarter of 1996, the higher expense resulted from increases in costs related to the Salem outage ($1.4 million) and various other expenses ($1.3 million). The year-to-date increase was due to higher costs related to the Salem outage ($7.7 million), the addition of the Conowingo District ($2.4 million), and various other expenses ($8.4 million), none of which were materially significant individually.

Depreciation expense increased $1.6 million and $7.9 million for the three- and nine-month periods, respectively, primarily due to higher utility plant balances including those of the Conowingo District.


UTILITY FINANCING COSTS--INTEREST EXPENSE
-----------------------------------------

Interest expense increased $3.1 million for the nine-month period primarily due to long-term debt issued in June 1996 to finance the COPCO acquisition and higher average short-term debt balances. These increases were partly offset by decreased interest expense on deferred energy costs.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flows from operating activities were $177.7 million for the nine months ended September 30, 1996 in comparison to $210.0 million for the same period last year. The $32.3 million decrease reflects three major factors. First, the increase in electric fuel and purchased energy costs exceeded the increase in electric fuel revenues. Second, cash required for fuel inventories in 1995 was minimized by a high inventory level at the beginning of 1995. Third, lower income tax payments partly offset the effect of the first two items. Short-term debt increased $18.0 million mainly due to the decrease in cash flows from operating activities.

On October 31, 1996, the Company filed for an increase in Delaware electric retail fuel rates. Electric fuel rates in the Company's other regulatory jurisdictions were raised beginning in May 1996.

For the first nine months of 1996, utility construction expenditures were $98 million compared to $88 million for the same period last year. Internally-generated funds (net cash provided by operating activities less common and preferred dividends) provided 102% and 152% of the cash required for construction during the nine months ended September 30, 1996 and 1995, respectively.

Cash flows from investing and financing activities for last year's nine-month period reflected the Company's $157.0 million payment to acquire COPCO. The acquisition was financed primarily by $125.8 million of long-term debt, and the balance of funds was provided by short-term debt. Last year's cash flows from financing activities also include a $45 million term loan repayment and $18.6 million of cash raised from common stock issued through the Dividend Reinvestment and Common Share Purchase Plan (DRIP).
In 1996, no cash has been raised through the DRIP since the Company has obtained common shares for the DRIP through open market purchases.

Long-term debt due within one year increased from $1.5 million as of December 31, 1995 to $27.2 million as of September 30, 1996 primarily because the Company's $25 million, 6 3/8% Series First Mortgage Bond is scheduled to mature on September 1, 1997.

In October 1996, a wholly-owned trust of the Company issued $70 million of mandatorily redeemable preferred securities. The wholly-owned trust loaned the proceeds to the Company which used the funds in part to purchase $63,382,700 (par value) of its preferred stock. This transaction will lower the after-tax cost of the Company's total capital and is not expected to affect the Company's credit rating. Refer to Note 5 to the Consolidated Financial Statements for further details.


RATIO OF EARNINGS TO FIXED CHARGES
----------------------------------

The Company's ratios of earnings to fixed charges under the Securities and Exchange Commission (SEC) Method are shown below:

                                            12 Months
                                              Ended                Year Ended December 31,
                                          September 30,  -------------------------------------------
                                              1996        1995      1994     1993     1992     1991
                                          -------------  ------    ------   ------   ------   ------
Ratio of Earnings to Fixed Charges
        (SEC Method)..................        3.33         3.54     3.49     3.47     3.03     2.58
Ratio of Earnings to Fixed Charges
        (SEC Method) as Adjusted......                              3.74              2.78

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

NONUTILITY SUBSIDIARIES
-----------------------

Earnings per share of nonutility subsidiaries were $0.05 and $0.04 for the nine-month periods ended September 30, 1996 and 1995. Both nine-month periods reflect earnings primarily from the recovery of previously written-off joint venture assets and the operation of power plants for other parties. The prior nine-month period also reflects an operating loss for the solid waste group and income from the receipt of an additional payment related to the sale of a leveraged lease interest in a previous year.

As discussed in Note 8 to the Consolidated Financial Statements, it is uncertain that a permit to expand the Pine Grove landfill will be received. Pine Grove records depletion expense to recognize, in part, the usage of certain general facilities at the landfill and the landfill closure liability based on the planned landfill capacity, including the additional capacity related to the pending expansion permit. In the event that Pine Grove does not receive approval of the expansion permit, Pine Grove may expense approximately $10 million (pre-tax) of capitalized costs.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1. Legal Proceedings
-------------------------

Salem Nuclear Generating Station
--------------------------------

Refer to Note 4 to the Consolidated Financial Statements for information on the complaints filed by the Company against PSE&G and Westinghouse related to Salem.


Item 5. Other Information
-------------------------

Pending Merger with Atlantic Energy, Inc.
-----------------------------------------

Refer to Note 3 to the Consolidated Financial Statements for information regarding an Agreement and Plan of Merger with Atlantic Energy, Inc.

Salem Nuclear Generating Station
--------------------------------

Refer to Note 4 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for an update on matters concerning the current Salem outage.

PSE&G has informed the Company that in August 1996, the NRC conducted an inspection of the Physical Security Program for Salem and Hope Creek and identified six apparent violations which are being considered for escalated enforcement. These apparent violations include the failure to: (1) control photo badge key cards; (2) properly search an individual prior to entrance to the protected area; (3) notify the nuclear shift supervisor of a potential threat event; (4) deactivate photo badges for individuals who no longer require site access; (5) complete training for security supervisors prior to assignment of duties; and (6) test an intrusion detection system in accordance with procedures. On September 3, 1996, PSE&G met with the NRC to discuss these issues and provide specific corrective actions. On November 14, 1996, an enforcement conference will be held to address these apparent violations. PSE&G has advised the Company that it cannot predict what other actions the NRC may take on this matter.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits
--------

Exhibit 12, Computation of Ratio of Earnings to Fixed Charges.
Exhibit 27, Financial Data Schedule.

Reports on Form 8-K
-------------------

The Company did not file any Reports on Form 8-K during the third quarter of 1996 in addition to those listed in the Company's Report on Form 10-Q for the period ended June 30, 1996.

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




Date:  November 14, 1996               /s/ B. S. Graham
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