Form 10-K
period 1996-03-31
DELMARVA POWER & LIGHT CO /DE/
filed 1997-04-02
CIK 27879

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

              [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 302-429-3527

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
FIRST MORTGAGE BONDS (SERIES        NEW YORK STOCK EXCHANGE AND PHILADELPHIA
 ISSUED PRIOR TO 1968)                STOCK EXCHANGE
PREFERRED STOCK, CUMULATIVE, PAR          PHILADELPHIA STOCK EXCHANGE
 VALUE $100.00 (SERIES ISSUED
 PRIOR TO 1978)
COMMON STOCK, PAR VALUE $2.25       NEW YORK STOCK EXCHANGE AND PHILADELPHIA
                                       STOCK EXCHANGE
8.125% CUMULATIVE TRUST PREFERRED           NEW YORK STOCK EXCHANGE
 CAPITAL SECURITIES OF DELMARVA
 POWER FINANCING I
 (LIQUIDATION VALUE OF $25.00)



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

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 28, 1997 WAS $1,177,420,300.

  AS OF FEBRUARY 28, 1997, THERE WERE ISSUED AND OUTSTANDING 60,947,468 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $2.25.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

 PART OF FORM 10-K                 DOCUMENT INCORPORATED BY REFERENCE
 -----------------                 ----------------------------------
 I (ITEM 1-SEGMENT  PORTIONS OF THE 1996 ANNUAL REPORT TO STOCKHOLDERS OF DELMARVA
  INFORMATION) AND  POWER & LIGHT COMPANY
 II (ITEMS 6, 7 AND
         8)
        III         PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL
                    MEETING OF STOCKHOLDERS OF DELMARVA POWER & LIGHT COMPANY, TO BE
                    HELD MAY 29, 1997, WHICH DEFINITIVE PROXY STATEMENT IS EXPECTED
                    TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OR
                    ABOUT APRIL 7, 1997
         IV         PORTIONS OF THE 1996 ANNUAL REPORT TO STOCKHOLDERS OF DELMARVA
                    POWER & LIGHT COMPANY

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 Glossary.................................................................  iii
 PART I
 Item 1. Business
         The Company.....................................................   I-1
         Electric Resale Business........................................   I-2
         Electric Retail Business........................................   I-2
         Gas Business....................................................   I-3
         Nonutility Business.............................................   I-3
         Segment Information.............................................   I-4
         Electric Operations.............................................   I-4
         Installed Capacity..............................................   I-4
         Power Pool......................................................   I-4
         FERC PJM Interconnection Filing.................................   I-5
         Reserve Margin..................................................   I-5
         Energy Supply Plan..............................................   I-5
         Power Plants....................................................   I-6
         Nuclear.........................................................   I-6
         Peach Bottom Units..............................................   I-7
         Salem Units.....................................................   I-7
         Life Extensions.................................................   I-9
         Purchased Power.................................................   I-9
         Cost of Output for Load.........................................  I-10
         Fuel Supply for Electric Generation.............................  I-10
         Coal............................................................  I-10
         Oil.............................................................  I-10
         Gas.............................................................  I-10
         Nuclear.........................................................  I-11
         Gas Operations..................................................  I-12
         Regulatory and Rate Matters.....................................  I-12
         Base Rate Proceedings...........................................  I-13
         Fuel Adjustment Clauses.........................................  I-13
         Other Regulatory Matters........................................  I-14
         Electric Collaborative Proposal.................................  I-14
         Delaware Depreciation Filing....................................  I-14
         Special Contract Rate Tariffs...................................  I-14
         Comparable Use Transmission Tariff..............................  I-14
         The Company/Atlantic Merger Filings.............................  I-15
         Natural Gas Restructuring Filing................................  I-15
         Additional Regulatory Matters...................................  I-15
         Capital Spending and Financing Program..........................  I-16
         Environmental Matters...........................................  I-17
         Construction Expenditures.......................................  I-18
         Clean Air Act...................................................  I-18
         Salem Operating Permit..........................................  I-18
         Water Quality Regulations.......................................  I-19
         Hazardous Substances............................................  I-19
         Subsidiaries....................................................  I-19

                                                                          PAGE
                                                                          -----
          Retail Franchises............................................    I-19
          Forward-Looking Statements...................................    I-20
          Number of Employees..........................................    I-20
          Executive Officers of the Registrant.........................    I-21
 Item 2.  Properties...................................................    I-22
 Item 3.  Legal Proceedings............................................    I-23
 Item 4.  Submission of Matters to a Vote of Security Holders..........    I-23
 PART II
          Market for Registrant's Common Equity and Related Stockholder
 Item 5.     Matters...................................................    II-1
 Item 6.  Selected Financial Data......................................    II-1
          Management's Discussion and Analysis of Financial Condition
 Item 7.     and Results of Operations.................................    II-1
 Item 8.  Financial Statements and Supplementary Data..................    II-1
          Changes in and Disagreements with Accountants on Accounting
 Item 9.     and Financial Disclosure..................................    II-1
 PART III
 Item 10. Directors and Executive Officers of the Registrant...........   III-1
 Item 11. Executive Compensation.......................................   III-1
          Security Ownership of Certain Beneficial Owners and
 Item 12.    Management................................................   III-1
 Item 13. Certain Relationships and Related Transactions...............   III-1
 PART IV
          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14.    8-K.......................................................    IV-1
 Signatures.............................................................  IV-4

                                    GLOSSARY

  The following glossary lists the abbreviations used in this report.

          TERM                                       DEFINITION
          ----                                       ----------
AFUDC................... Allowance For Funds Used During Construction
Atlantic................ Atlantic Energy, Inc.
BWR..................... Boiling Water Reactor
CAM..................... Cost Accounting Manual
Clean Air Act........... Clean Air Act Amendments of 1990
Company................. Delmarva Power & Light Company
COPCO................... Conowingo Power Company
CT...................... Combustion Turbine
D&D Fund................ Decontamination & Decommissioning Fund
DNREC................... Delaware Department of Natural Resources and Environmental Control
DOE..................... United States Department of Energy
DPSC.................... Delaware Public Service Commission
EDR..................... Economic Development Rate
Energy Act.............. Energy Policy Act of 1992
Enterprise.............. Public Service Enterprise Group, Inc.
EPA..................... United States Environmental Protection Agency
FERC.................... Federal Energy Regulatory Commission
FGD..................... Flue Gas Desulfurization
GE...................... General Electric Company
HVAC.................... Heating, ventilation, and air conditioning
kV...................... Kilovolts
kWh..................... Kilowatt-hour
Litigation Reform Act... The Private Securities Litigation Reform Act of 1995
LLRW.................... Low Level Radioactive Waste
Mcf..................... Thousand Cubic Feet
MD&A.................... Managements Discussion and Analysis of Financial Condition
                         and Results of Operations
Merger.................. The proposed merger of the Company and Atlantic
Merger Agreement........ The Agreement and Plan of Merger, dated as of August 9, 1996, as amended and restated as of December 26, 1996
Mortgage................ Mortgage and Deed of Trust
MOU..................... Memorandum of Understanding
MPSC.................... Maryland Public Service Commission
MW...................... Megawatt
MWh..................... Megawatt-hour
NCR..................... Negotiated Contract Rate
NJDEP................... New Jersey Department of Environmental Protection
NOTC.................... Northeast Ozone Transport Commission
NOTR.................... Northeast Ozone Transport Region
NOx..................... Oxides of Nitrogen
NRC..................... Nuclear Regulatory Commission
NWPA.................... Nuclear Waste Policy Act of 1982
PADEP................... Pennsylvania Department of Environmental Protection
Peach Bottom............ Peach Bottom Atomic Power Station
PECO.................... PECO Energy Company
Pine Grove.............. Pine Grove Landfill, Inc.
PJM Interconnection..... Pennsylvania-New Jersey-Maryland Interconnection Association

          TERM                                     DEFINITION
          ----                                     ----------
Plan.................... The Conectiv, Inc. Incentive Compensation Plan
PPPP.................... Power Plant Performance Program
PSE&G................... Public Service Electric and Gas Company
RACT.................... Reasonably Available Control Technology
Salem................... Salem Nuclear Generating Station
SALP.................... Systematic Assessment of Licensee Performance
SEC..................... Securities and Exchange Commission
SO/2/................... Sulfur Dioxide
Star.................... Star Enterprise
Supporting Companies.... Seven of the eight member companies of the PJM Interconnection, including the Company
VSCC.................... Virginia State Corporation Commission
Watch List.............. Nuclear Regulatory Commission watch list
Westinghouse............ Westinghouse Electric Corporation
1935 Act................ Public Utility Holding Company Act of 1935

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  Delmarva Power & Light Company (the Company) was incorporated in Delaware in 1909 and in Virginia in 1979. On August 12, 1996, the Company announced plans to merge with Atlantic Energy, Inc. (Atlantic), an investor-owned holding company, located in southern New Jersey, which owns Atlantic City Electric Company, an electric utility, and nonutility businesses. For a discussion of the Company's pending merger with Atlantic and the purchase of the Conowingo Power Company (COPCO) in 1995, refer to Note 4 to the Consolidated Financial Statements of the Company's 1996 Annual Report to Stockholders filed as
Exhibit 13.

  Historically, the Company has been predominantly a public utility that provides electric and gas service. In 1996, the Company provided electric service to retail (residential, commercial, and industrial) and wholesale (resale) customers in Delaware, ten primarily Eastern Shore counties in Maryland, and the Eastern Shore area of Virginia in an area consisting of about 6,000 square miles with a population of approximately 1.2 million. The Company also provided gas service to retail and transportation customers in an area consisting of about 275 square miles with a population of approximately 475,000 in northern Delaware, including the City of Wilmington. Approximately 90% of the Company's operating revenues were derived from the sale of electricity in 1996.

  In 1996, the Company reorganized into three separate business units; Energy Supply, Regulated Delivery, and Energy Services. On an integrated basis, the business units' plans are intended to grow the Company's businesses by building long-term customer relationships, offering new products and services that complement the Company's core energy business and are targeted to individual customer needs, and serving more customers in a larger geographic area. The business units also reflect the anticipated future structure of the utility industry. Eventually, all customers are expected to be able to choose their energy suppliers, while the delivery (transmission and distribution) of energy is expected to remain as a regulated franchise. For additional information, see "Electric Retail Business."

  Energy Supply produces, buys, and sells energy in a multi-regional marketplace that is expected to be competitive and have deregulated, market-based prices. Energy Supply's mission is to provide new and existing customers with a complete and competitive portfolio of merchant energy products and services, while maximizing the value of the Company's generating assets.

  Regulated Delivery delivers energy over the Company's transmission and distribution systems at prices which are expected to continue to be regulated by the public utility commissions. Regulated Delivery's mission is to provide high-value utility delivery services to customers in the region. By continuing to maintain a high level of customer satisfaction through high-quality customer service, Regulated Delivery will help the Company retain existing customers who may become eligible to choose alternative energy suppliers in the future.

  Energy Services packages and sells energy and related premium products and services to customers within the competitive regional marketplace. Energy Services is implementing the Company's strategy of expanding the number of connections it has with customers through brand recognition and tailored services that fit together with the Company's core energy business. Energy Services is starting new businesses which include heating, ventilation, and air conditioning (HVAC), telecommunications, and other products and services that complement the Company's core energy business. The Company believes that new services such as HVAC will help build customer relationships and brand recognition, leading customers to choose the Company as their energy supplier when such choice is available.

  Last year the Company announced plans to merge with Atlantic. The planned merger will double the Company's size and add about 478,000 customers in southern New Jersey. The Company also announced a new name for the merged company, Conectiv. This new name reflects the Company's strategy and gives the Company a chance to build a strong reputation in areas outside of its existing service area where people may not recognize the Delmarva Power name.

 Electric Resale Business

  The Energy Policy Act of 1992 (the Energy Act) enabled the Federal Energy Regulatory Commission (FERC) to order the provision of transmission service (wheeling of electricity) for resale electricity producers. The Energy Act also provided for the creation of a new category of electric power producers called exempt wholesale generators.

  In 1996, the FERC issued Order No. 888 and Order No. 889. FERC Order No. 888 requires electric utilities to provide open access to their transmission systems under non-discriminatory tariffs available to all wholesale sellers and buyers of electricity. Utilities are required to offer transmission services comparable to the services they provide to themselves and to take transmission services under the same tariffs applied to their transmission customers. Order No. 888 also provides that stranded costs resulting from opening retail markets are subject to the jurisdiction of state regulatory commissions. For a discussion of the Company's actions taken in response to Order No. 888, refer to "FERC PJM Interconnection Filing" on page I-5 and "Comparable Use Transmission Tariff" on page I-14.

  FERC Order No. 889 is designed to ensure that transmission owners and their affiliates do not have an unfair competitive advantage in using transmission to sell power. The rule requires utilities to obtain information about their transmission system for their own wholesale power transactions, such as available capacity, in the same way as their competitors do--via an electronic system (Open Access Same-time Information System ) on the Internet. The rule also requires utilities to functionally separate their wholesale power marketing and transmission functions.

  For a discussion of the Company's resale business refer to "Electric Resale Business" in the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of the Company's 1996 Annual Report to Stockholders filed as Exhibit 13.

 Electric Retail Business

  Competition in the electric retail markets is developing rapidly. Electric retail wheeling, which results in retail customers purchasing electricity from the suppliers of their choice at market-based prices, has been introduced in a number of states and is being considered by many other states. In addition, federal legislation has been introduced and other bills are being drafted which could lead to retail wheeling for the entire nation. Current developments in Pennsylvania and New Jersey, which border on the Company's service territory, indicate future opportunities for the Company to serve more electric customers. In Pennsylvania, electric retail wheeling is scheduled to be phased-in over a three year period beginning in 1999. The New Jersey Board of Public Utilities has recommended that retail competition be fully phased-in by April 2001. For information concerning the processes established in the Company's retail jurisdictions to address changes in the regulation of the electric utility industry, including the advent of retail wheeling, refer to "Competition and the Changing Regulatory Environment" in the MD&A of the Company's 1996 Annual Report to Stockholders filed as Exhibit 13.

  The Company is well positioned for competition in the retail markets, partly due to its relatively low prices within the region. The Company's prices for large retail customers are among the lowest in the area and are competitive with alternative sources of energy such as self-generation. The Company's average price for commercial customers in 1995 was 7.12 cents per kilowatt-hour (kWh) compared to a regional average of 8.80 cents per kWh. The Company's average price for industrial customers in 1995 was 4.63 cents per kWh compared to a regional average of 6.67 cents per kWh. These regional averages are based on 1995 data for 27 utilities within a 300-mile radius of the Company.

 Gas Business

  Deregulation and restructuring of the production and interstate pipeline segments of the gas industry began in 1985 with the Wellhead Decontrol Act and concluded with FERC Order No. 636 in 1993. As a result of FERC's deregulation of the gas industry, the Company primarily purchases gas directly from producers and transports the gas through various pipelines.

  End-use customers, including the Company's retail gas customers, may also purchase gas directly from producers and marketers, arrange for their own transportation on pipelines, and transport gas to their facilities using the Company's gas transmission and distribution facilities. End-use transportation customers pay the Company a fee according to retail transportation tariffs. The Company has entered into a joint marketing program with Columbia Energy Services Corporation, an affiliate of The Columbia Gas System, Inc., to meet this competition by directly marketing rebundled gas supply principally to the Company's end-use customers.

  In February 1996, the Delaware Public Service Commission (DPSC) approved the Company's application to provide additional local deregulation for end-use customers. Deregulation of the gas industry has allowed the Company to achieve additional revenues by making off-system sales to end-use customers outside the traditional service territory.

  Finally, the Company is participating as a member of the East Coast Natural Gas Cooperative with seven other regional distribution companies. These companies are working jointly to ensure reliability, purchase supplies at the lowest reasonable cost, provide for joint planning, increase operational efficiencies, and consider market opportunities.

 Nonutility Business

  The Company and its wholly owned subsidiaries are engaged in nonutility businesses. In 1996 and early 1997, a newly established subsidiary of the Company acquired a number of HVAC service companies located in the Company's traditional service territory and in Pennsylvania. The Company expects to expand the services offered by this subsidiary to include plumbing, electrical, refrigeration, and appliance services. A subsidiary was also formed in 1996 to conduct telecommunications businesses. The Company currently provides fiber optic construction and telecommunications engineering services to customers and plans to provide retail telephone service and carrier service for long-distance phone companies. The Company's existing fiber optic system is expected to facilitate entry into the telecommunications business. On February 18, 1997, the DPSC approved the transfer of the Company's fiber optic assets to its telecommunications subsidiary.

  The Company also has a wholly owned subsidiary engaged in landfill and waste-hauling operations, the ownership, operation and maintenance of energy-related projects, real estate sales and development, and investments in leveraged equipment leases.

  The Company also offers services such as utility management, distribution engineering and construction, substation design, indoor and outdoor lighting design, installation and maintenance, and other energy related services.

  For a further discussion of the Company's nonutility subsidiaries refer to "Nonutility Subsidiaries" in the MD&A and Note 18 to the Consolidated Financial Statements of the 1996 Annual Report to Stockholders filed as
Exhibit 13.

SEGMENT INFORMATION

  See Note 19 to the Consolidated Financial Statements of the Company's 1996 Annual Report to Stockholders filed as Exhibit 13.

ELECTRIC OPERATIONS

 Installed Capacity

  The net installed summer electric generating capacity available to the Company to serve its peak load as of December 31, 1996, is presented below. The Company's purchase of 205 megawatts (MW) of capacity from PECO Energy Company (PECO), related to the COPCO acquisition, was included in the Company's installed capacity beginning February 1, 1996. The Company and Star Enterprise (Star) have negotiated an amendment to a capacity purchase agreement that has suspended, from October 1, 1996 until June 1, 2000, Star's obligation to supply the Company with 48 MW of capacity and the Company's obligation to pay for such capacity. For a discussion of the Company's energy supply plan, refer to "Energy Supply Plan" on page I-5.

                                                                           % OF
     INSTALLED SUMMER CAPACITY                                        MW   TOTAL
     -------------------------                                       ----- -----
     Coal-Fired..................................................... 1,120   35
     Oil-Fired......................................................   596   19
     Combustion Turbines/Combined Cycle.............................   511   16
     Nuclear........................................................   328   10
     Peaking Units..................................................   183    6
     Purchased Capacity.............................................   205    6
     Customer-owned Capacity........................................    57    2
                                                                     -----  ---
       Subtotal..................................................... 3,000   94
     Purchased PJM Interconnection Capacity Credits.................   185    6
                                                                     -----  ---
       Total........................................................ 3,185  100
                                                                     =====  ===

  The net generating capacity available for operations at any time may be less than the total net installed generating capacity due to generating units being temporarily out of service for inspection, maintenance, repairs, or unforeseen circumstances. See "Item 2--Properties" on page I-22 for a listing of net installed generating capacity by station.

 Power Pool

  As a member of the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Inter- connection), the Company's generation and transmission facilities are operated on an integrated basis with those of seven other utilities in Pennsylvania, New Jersey, Maryland, and the District of Columbia. This power pool was formed for the purpose of improving the reliability and operating economies of the systems in the group and to provide capital economies by permitting the sharing of reserve requirements on a group basis. The Company estimates that its fuel savings associated with energy transactions within the pool amounted to $9.8 million during 1996.

  The PJM Interconnection's installed capacity as of December 31, 1996 was 57,308 MW. The PJM Interconnection peak demand during 1996 was 44,302 MW on August 23rd, which resulted in a summer reserve margin of 28.6% (based on installed capacity of 56,952 MW on that date).

 FERC PJM Interconnection Filing

  On July 24, 1996, seven of the eight member companies of the PJM Interconnection, including the Company (Supporting Companies), filed a restructuring proposal for the PJM Interconnection Pool. In a November 13, 1996, Order the FERC directed the eight PJM Interconnection companies to amend their proposals. These amendments were to include a pooling agreement that has open, non-discriminatory membership provisions and the filing of a joint pool-wide pro forma open access transmission tariff in compliance with FERC Order No. 888.

  On December 31, 1996, all eight PJM Interconnection companies made a Joint FERC Order No. 888 compliance filing as directed. This filing included, among other things, a revised Interconnection Agreement for the PJM Interconnection Pool with open membership provisions and a pool-wide open access transmission tariff. There were significant differences on certain issues between the seven Supporting Companies and PECO. The major issues were the appropriate pricing methodology for transmission congestion and whether the open-access transmission rate should be developed on a pool-wide postage stamp or zonal basis. This filing is intended as an interim solution to satisfy the requirements of FERC Order No. 888. The requested effective date of this filing is March 1, 1997. Consistent with the FERC's November 13, 1996, Order, the PJM Interconnection companies and other stakeholders are continuing their efforts toward a more comprehensive restructuring, including the establishment of an Independent System Operator. The current goal is to file a full package, including the pro forma tariff and any other agreements, no later than May 31, 1997.

 Reserve Margin

  The Company's peak load in 1996 was 2,569 MW on July 9th, compared to the Company's historical peak demand of 2,602 MW which occurred on August 4, 1995. Because adequate generation was available at the time, these peaks do not reflect full implementation of the Company's demand-side programs, including the curtailment of large interruptible customers. The Company's PJM Interconnection capacity obligation, including a reserve margin, is based on normal weather conditions and full implementation of its demand-side programs, which the Company estimates would have resulted in a peak of 2,578 MW in 1996. Based upon this estimated peak and the Company's installed generating capacity of 3,048 MW at the time, the Company's reserve margin would have been 18.2%. The Company's reserve obligation varies from year to year, but typically is around 18%.

 Energy Supply Plan

  The objective of the Company's energy supply plan is to provide an adequate, reliable, and competitively priced supply of electricity to customers with a minimal adverse effect on the environment. This plan, which is updated annually, is based on forecasts of demand for electricity in the service territory and reserve requirements of the PJM Interconnection. The plan emphasizes balance and flexibility, and may be accelerated, slowed, or altered in response to changing energy demands, fluctuating fuel prices, and emerging technologies. The plan considers customer-oriented load management and conservation programs along with long- and short-term power contracts, and new or renovated power plants. The plan currently matches customers' energy requirements and does not require large investments for new resources. For further discussion of the energy supply plan, refer to "Energy Supply" in the MD&A of the Company's 1996 Annual Report to Stockholders filed as Exhibit 13.

  As of the end of 1996, the Company had enrolled in its load management programs about 97,900 residential customers and about 1,700 commercial and industrial customers, who in aggregate provide the Company with the ability to reduce its peak by approximately 265 MW. The Company filed to close its existing load management programs to new participants in Delaware and Maryland on October 3, 1995, and in Virginia on March 12, 1996, because it was concerned about the cost effectiveness and appropriateness of demand-side management resources given the availability and cost of supply-side options and the various uncertainties surrounding restructuring of the electric industry. The Virginia State Corporation Commission (VSCC) approved on an interim basis on April 9, 1996, and subsequently on a permanent basis, the closure of the Company's existing load management programs. The DPSC approved on August 13, 1996, a stipulation modifying the

Company's existing load management programs. The Maryland Public Service Commission (MPSC) approved, effective December 17, 1996, a stipulation modifying immediately the Company's existing residential conservation programs, subject to further changes following a report due not later than March 31, 1997, addressing technical issues surrounding the Company's demand-side portfolio in Maryland.

  Purchased power contracts provide a portion of the Company's energy. The Company has a contract to purchase 48 MW of peaking capacity through May 2018 from the Delaware City Power Plant owned by Star. Star's obligation to supply and the Company's responsibility to pay for that capacity has been suspended from October 1, 1996 until June 1, 2000, due to the availability of lower cost alternatives to meeting the Company's energy supply requirements. In conjunction with its acquisition of COPCO, the Company is purchasing base-load capacity from PECO that will increase from 205 MW in 1996 to 279 MW when the contract expires in 2006. In addition, short-term purchases during the period 1997-2001 are being considered to meet continuing PJM Interconnection capacity obligations. On August 13, 1996, the Company announced that it was soliciting proposals for short-term capacity and energy, call options on capacity and energy, capacity only, or load reduction proposals over a three year period beginning June 1, 1997. The Company is currently reviewing the proposals received. As further discussed under "Life Extensions" on page I-9, the Company also has a power plant life-extension program to extend the operating lives of certain generating units.

  The table below summarizes the latest peak load and capacity forecast for the current and next five PJM Interconnection planning periods, which begin on June 1 of each year. The Company periodically reviews and updates its forecast to reflect changes in peak load and capacity estimates.

                     PEAK LOAD (MW)            CAPACITY (MW)
        PJM      ----------------------- --------------------------
     PLANNING     GROSS            NET             TOTAL
       YEAR      SUMMER   TOTAL  SUMMER    TOTAL   OWNED    TOTAL   RESERVE
     BEGINNING   COMPANY DEMAND- COMPANY PURCHASED POWER  INSTALLED MARGIN
      JUNE 1      PEAK    SIDE    PEAK     POWER   PLANTS CAPACITY    (%)
     ---------   ------- ------- ------- --------- ------ --------- -------
       1996       2843     265    2578      253     2795    3048     18.2
       1997       2906     270    2636      312     2795    3107     17.9
       1998       2967     270    2697      387     2795    3182     18.0
       1999       2944     270    2674      368     2795    3163     18.3
       2000       3007     270    2737      447     2795    3242     18.5
       2001       3061     270    2791      503     2795    3298     18.2

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

  For a discussion of the Company's funding of its share of the estimated future cost of decommissioning the Peach Bottom and Salem nuclear reactors, refer to Note 6 to the Consolidated Financial Statements of the Company's 1996 Annual Report to Stockholders filed as Exhibit 13.

  As by-products of their operations, nuclear generating units, including the Peach Bottom and Salem units, produce low level radioactive waste (LLRW). Such waste includes paper, plastics, protective clothing, water purification materials and other materials which must be disposed of properly. Prior to July 1994, PECO and PSE&G disposed of such materials at a federally licensed permanent disposal facility in Barnwell, South Carolina. At that time, in accordance with the Low Level Radioactive Waste Policy Act, as amended, the facility exercised its authority to stop accepting waste from New Jersey and Pennsylvania, because those states are not members of the regional compact under which the facility is operated. Peach Bottom and Salem stored the waste temporarily on-site until the South Carolina site allowed the units to resume shipments in July 1995. The on-site facilities at PECO and PSE&G have capacity for at least five years of temporary storage. PECO has informed the Company that Pennsylvania is pursuing its own LLRW site development via state-selected candidate sites, along with a volunteer plan option. PSE&G also has informed the Company that New Jersey has introduced a volunteer siting process to establish a LLRW disposal facility by the year 2000. To date, no volunteers have been identified.

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

  PECO has informed the Company that, in October 1990, General Electric Company (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR). As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. Inspections performed on Units 2 and 3 during planned refueling outages have revealed minimal cracking in the seam welds of the cord shroud assemblies, which PECO concluded and the NRC agreed, was within industry established guidelines. PECO is participating in a GE BWR Owners Group to develop long-term corrective actions.

 Salem Units

  Salem Units 1 and 2 were removed from operation by PSE&G on May 16, 1995 and June 7, 1995, respectively, due to operational problems and maintenance concerns. Their return dates are subject to completion of the requirements of their respective restart plans to the satisfaction of PSE&G and the NRC, which encompasses a substantial review and improvement of personnel, process, and equipment issues.

  With respect to Unit 1, PSE&G informed the Company in early 1996 that inspection of the steam generators using a new testing technology indicated degradation in a significant number of tubes. After evaluating several options, in May 1996, replacement steam generators from the unfinished Seabrook Unit 2 nuclear power plant in New Hampshire were purchased from Northeast Utilities Service Company for installation in Salem Unit 1. The replacement steam generators arrived on site in October 1996 and are being installed. PSE&G expects Unit 1 to return to service in the fall of 1997, after replacement of the unit's steam generators. The Company's share of the costs to be capitalized for the steam generators, including installation, will range from approximately $11 million to $13 million.

  With respect to Unit 2, PSE&G also informed the Company in early 1996 that inspections of the steam generators using the new testing technology confirmed that the condition of the generators was within current repair limits. In January 1997, PSE&G advised the Company that Unit 2 is expected to return to service in the second quarter of 1997.

  As mentioned, restart of both Salem units is subject to NRC approval, which cannot be assured. On January, 14, 1997, Senator Joseph Biden of Delaware wrote to the NRC to request that the full Commission vote on the decision to restart Salem, rather than permit the NRC staff to authorize the restart under applicable NRC rules. By letter to Senator Biden dated February 20, 1997, the NRC advised that it would not require a full commission vote on Salem restart.

  For additional information concerning Salem, including the financial impact of the outages on the Company, refer to Note 17, "Salem Outages" to the Consolidated Financial Statements of the Company's 1996 Annual Report to Stockholders filed as Exhibit 13.

  PSE&G has informed the Company that in August 1996, the NRC conducted an inspection of the Physical Security Program for Salem and identified six apparent violations that are being considered for escalated enforcement. These apparent violations include the failure to: (1) control photo badge key cards;
(2) properly search an individual prior to entrance to the protected area; (3) notify the nuclear shift supervisor of a potential threat event; (4) deactivate photo badges for individuals who no longer require site access; (5) complete training for security supervisors prior to assignment of duties; and
(6) test an intrusion detection system in accordance with procedures. On September 3, 1996, PSE&G met with the NRC to discuss these issues and provide specific corrective actions. On November 14, 1996, a predecisional enforcement conference was held to address these apparent violations. At the conference, PSE&G presented their corrective actions, including a change in security management. On December 11, 1996, the NRC issued its written report to PSE&G. Based on the NRC's review of the inspection findings and information provided during the enforcement conference, PSE&G was cited for the aforementioned six violations and penalties totaling $100,000 were imposed. The Company's share of the penalties is 7.41%. The Company cannot predict what other actions the NRC may take on this matter.

  PSE&G has informed the Company that on December 11, 1996, it received a severity level II violation and an $80,000 civil penalty from the NRC for apparent violations which occurred in 1993 and early 1994, involving alleged discrimination against two employees for their engagement in protected activities in accordance with federal regulations.

  On January 29, 1997, the NRC held a meeting and identified plants placed on the "NRC Watch List" (Watch List), including Salem Units 1 and 2 which were identified as Category 2 plants. A Category 2 facility is a plant that is authorized to operate but has had or is having weaknesses that warrant increased NRC attention. In a letter to PSE&G, dated January 27, 1997, the NRC stated that the classification of the Salem plants as Category 2 facilities was being made to recognize that Salem should have been placed on the Watch List previously and that it would not be removed at this point. The NRC letter also stated that this classification is not intended to suggest the licensee actions underway at Salem to achieve needed improvements are incorrectly targeted and further stated that the NRC is satisfied with the overall approach and will be monitoring the progress to achieve the planned improvements.

  On February 27, 1996, the co-owners of Salem, including the Company, filed a complaint in the United States District Court for New Jersey against Westinghouse Electric Corporation (Westinghouse), the designer and manufacturer of the Salem steam generators. The complaint, which seeks to recover from Westinghouse the costs associated with and resulting from the cracks discovered in Salem's steam generators and with replacing such steam generators, alleges violations of federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts, fraud, negligent misrepresentation and breach of contract. The estimated replacement cost of such generators is between $150 million and $170 million. The Salem co-owners contend that the recently discovered degradation of the steam generators will prevent the steam generators from operating for a design life of 40 years. The lawsuit asserts that the Salem steam generators require replacement and these costs should be borne by Westinghouse and not the customers and shareholders of the Salem co-owners. Westinghouse filed an answer and a $2.5 million counterclaim for unpaid work on April 30, 1996. The parties are currently engaged in document production. The Company cannot predict the outcome of this lawsuit.

  On March 5, 1996, the Company and PECO filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Public Service Enterprise Group, Inc. (Enterprise) and PSE&G. On the same day, Atlantic filed a complaint in Superior Court of New Jersey against Enterprise and PSE&G. The lawsuits allege that the defendants failed to heed numerous citations, warnings, notices of violations and fines by the NRC as well as repeated warnings from the Institute of Nuclear Power Operations about performance, safety, and management problems at Salem and to take appropriate corrective action. The suits contend that as a result of these actions and omissions, the Salem units were forced to shut down in 1995. The suits ask for compensatory damages for breach of contract, negligence, and punitive damages, in amounts to be specified. The Company cannot predict the outcome of its lawsuit. At present the parties are continuing fact discovery, including depositions, interrogatories and document production. Discovery of expert witnesses is expected to occur in March and April 1997. A pre-trial conference is scheduled for May 20, 1997. In January 1997, Atlantic announced that it entered into a Stipulation Agreement with PSE&G for the purpose of limiting Atlantic's exposure to operation and maintenance expenses for Salem to be incurred during calendar year 1997. In exchange for this Stipulation Agreement, Atlantic agreed to dismiss its litigation against PSE&G.

  See page I-18 for a discussion on the status of the operating permit at Salem.

 Life Extensions

  The Company is conducting a life extension program on its older, wholly-owned generating units to extend the operating life of each unit by a minimum of 20 years beyond the normal unit 30-year design life. Continued operation of these units will defer the construction of new capacity and will help to meet PJM Interconnection generating reserve margin obligations. Surveys of Indian River Units 1, 2, and 3 and Edge Moor Units 3, 4 and 5 have been completed. Projects identified during the surveys have been completed to date or will be implemented during scheduled maintenance outages. Vienna Unit 8 will undergo surveys beginning in 1999. Construction expenditures on these projects for the five-year period 1997-2001 are expected to total approximately $19 million, excluding allowance for funds used during construction (AFUDC).

PURCHASED POWER

  The Company makes short-term energy purchases from several sources in an effort to replace higher-cost generation. During 1996, purchases were made from approximately 30 utilities and power marketers. The Company's estimated fuel savings from these transactions amounted to $10.9 million during 1996.

  The Company has a contract to purchase 48 MW of long-term capacity from Star, which has been suspended from October 1, 1996 until June 1, 2000. The Company has also entered into a power purchase agreement with PECO associated with the Company's acquisition of COPCO as discussed under "Energy Supply Plan" on page I-5.

COST OF OUTPUT FOR LOAD

  The following table sets forth the Company's annual generation output, fuel cost per megawatt hour (MWh), and generation mix by unit fuel type for all Company-owned facilities. Coal is the Company's predominant fuel.
Corresponding values for purchased power and for net interchange (purchases less sales) as a member of the PJM Interconnection are also listed.

          GENERATION              1996              1995              1994
          ----------         ----------------  ----------------  ----------------
                             1,000   $/        1,000   $/        1,000   $/
        UNIT FUEL TYPE        MWH    MWH   %    MWH    MWH   %    MWH    MWH   %
        --------------       ------  ---  ---  ------  ---  ---  ------  ---  ---
   Coal-fired..............   5,135   17   38   5,086   18   40   5,499   18   42
   Oil-fired...............   1,246   34    9   1,191   28    9   1,998   27   15
   Nuclear.................   1,270    7    9   1,567    8   12   2,052    8   16
   Natural Gas.............   2,656   27   20   2,953   20   23   2,033   19   15
                             ------  ---  ---  ------  ---  ---  ------  ---  ---
     Total Company Genera-
      tion.................  10,307   20   76  10,797   18   84  11,582   18   88
    PURCHASES/INTERCHANGE
    ---------------------
   Purchases...............   5,785   22   42   3,156   21   24   2,873   23   22
   Net Interchange.........  (2,444) (26) (18) (1,040) (29) ( 8) (1,328) (32) (10)
                             ------  ---  ---  ------  ---  ---  ------  ---  ---
     Total Output for Load.  13,648   20  100  12,913   18  100  13,127   17  100
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

 Coal

  Edge Moor Units 3 and 4, and the Indian River, Keystone and Conemaugh generating stations are coal-fired. During 1996, 15% of the Company's coal supply was purchased under short-term contracts (less than three years), 77% under long-term contracts (up to ten years), and the balance on the spot market. As of December 31, 1996, a maximum of 63% of the Company's coal requirements were under supply contracts. The Company does not anticipate any difficulty in obtaining adequate amounts of coal at reasonable prices.

 Oil

  From 80% to 100% of the residual oil used in Edge Moor Unit 5 currently is being supplied under a two-year contract which expires in 1998. Any amount over 80% of requirements may be purchased in the spot market. Natural gas is utilized when economically feasible. The fuel supply contract for the Vienna Generating Station, which expires in 1997, provides from 90% to 100% of that station's requirements. Any amount over 90% of requirements may be purchased in the spot market. The Company expects to negotiate a new contract in 1997 with similar terms.

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

  PECO has informed the Company that it has contracts for uranium concentrates that will satisfy the fuel requirements of Peach Bottom through 2002. PECO does not anticipate any difficulties in obtaining its requirements for uranium concentrates. PECO's contracts for uranium concentrates are allocated to Peach Bottom on an as-needed basis. PSE&G also has informed the Company that it has contracts for uranium concentrates which will satisfy the fuel requirements of Salem fully through 2001 and, thereafter, 50% through 2003. PSE&G does not anticipate any difficulties in obtaining its requirements for uranium concentrates. The table below summarizes the years through which PECO and PSE&G have contracted for the other segments of the nuclear fuel supply cycle.

                                               CONVERSION ENRICHMENT FABRICATION
                                               ---------- ---------- -----------
   Peach Bottom Unit 2........................     (1)        (2)       1999
   Peach Bottom Unit 3........................     (1)        (2)       2000
   Salem Unit 1...............................    2001        (3)       2004
   Salem Unit 2...............................    2001        (3)       2005

--------
(1) PECO has commitments for 100% of its conversion services for Peach Bottom through 2001 and at least 60% of the conversion services requirements are covered through 2002. PECO does not anticipate any difficulties in obtaining necessary conversion services for Peach Bottom.
(2) PECO has contractual commitments for enrichment services for Peach Bottom with the United States Enrichment Corporation. The commitments represent 100% of the enrichment requirements through 2004. PECO does not anticipate any difficulties in obtaining necessary enrichment services for Peach Bottom.
(3) 100% coverage through 1998; approximately 50% coverage through 2002; and approximately 30% coverage through 2004. PSE&G does not anticipate any difficulties in obtaining necessary enrichment services for Salem.

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

  In June 1994, a number of utilities and state agencies filed a lawsuit against the DOE seeking a determination of the DOE's legal obligation to accept fuel by 1998. In April 1995, the DOE published its final interpretation on the nuclear waste acceptance issues and stated that it had no legal obligation to begin waste acceptance in 1998, in the absence of an operational repository or other storage facility. PSE&G has informed the Company that, along with 24 other utilities and a combination of 48 states, state regulatory agencies and municipal power agencies, PSE&G has filed a lawsuit in the United States District Court of Appeals for the District of Columbia Circuit against the DOE to protect its contractual rights. The Company is not a party to either of the above lawsuits. In a decision issued July 23, 1996, the Court of Appeals for the District of Columbia Circuit found that the DOE is obligated to begin accepting spent nuclear fuel for disposal no later than January 31, 1998. On January 31, 1997, a group of 36 utilities filed a suit in the United States District Court of

Appeals for the District of Columbia Circuit, to force the DOE to take charge of high-level nuclear wastes from the nation's commercial power plants by the court-ordered January 1998 deadline. The lawsuit also requests that payments made to the Nuclear Waste Fund, after February 1, 1998, be placed into an escrow account instead of providing these funds to the DOE until it fulfills its obligations. In addition to the utilities' suit, 46 state agencies have filed a similar combined lawsuit against the DOE. The Company cannot predict when or if the DOE will accept nuclear fuel as no repository or other storage facility currently exists or is under construction.

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

  The Energy Act provided for creation of a Decontamination & Decommissioning (D&D) Fund to pay for the future clean-up of DOE gaseous diffusion enrichment facilities. Domestic utilities and the federal government are required to make payments to the D&D Fund until 2008 or $2.25 billion, adjusted annually for inflation, is collected. The liability for the Company's share of the D&D Fund was $6.3 million as of December 31, 1996. The Company is recovering this cost through fuel adjustment clause revenues which are discussed on page I-13.

GAS OPERATIONS

  During 1996, the average production cost of all gas sold was $3.59 per thousand cubic feet (Mcf), compared with $2.95 and $3.06 per Mcf in 1995 and 1994, respectively. Gas capacity requirements are purchased primarily under contracts with three pipeline suppliers. The Company also purchases gas supply from marketers and producers, primarily under one- to five-year agreements. The Company's peak shaving plant for liquefaction, storage, and re-gasification of natural gas provides supplemental gas.

  As shown in the table below, the Company's maximum 24-hour system capability, including natural gas purchases, storage deliveries, and the maximum planned sendout of its peak shaving plant, is 186,960 Mcf.

                                                    NUMBER OF EXPIRATION  DAILY
                                                    CONTRACTS   DATES      MCF
                                                    --------- ---------- -------
   Supply..........................................      2    1996-2004   33,816
   Transportation..................................      4         2004   83,786
   Storage.........................................      4    1996-2004   44,358
   Local Peak Shaving..............................     --        --      25,000
                                                                         -------
      Total........................................                      186,960
                                                                         =======

  The Company's peak shaving plant has an emergency peak shaving capability of 45,000 Mcf per day, which increases the maximum daily sendout capacity to 206,960 Mcf. The Company experienced an all-time peak daily firm sendout of 158,512 Mcf on January 19, 1994, during extreme weather conditions. The maximum daily sendout experienced to date during the 1996/97 winter was 141,146 Mcf.

REGULATORY AND RATE MATTERS

  The Company is subject to regulation with respect to its retail electric sales by the DPSC, the MPSC, and the VSCC, each of which have broad jurisdiction over rate matters, accounting, and terms of service. Gas sales are subject to regulation by the DPSC. In limited respects concerning properties and operations in New Jersey and Pennsylvania, the Company is subject to regulation by the utility commissions in those states. The FERC exercises jurisdiction with respect to the Company's accounting systems and policies, the transmission of electricity, the wholesale sale of electricity, and interchange and other purchases and sales of electricity involving other utilities. The FERC also regulates the price and other terms of transportation of natural gas purchased by the Company. The percentage of combined electric and gas utility operating revenues regulated by each Commission for the year ended December 31, 1996 was as follows: DPSC 61.9%; MPSC 28.8%; VSCC 2.8%; and FERC 6.5%.

BASE RATE PROCEEDINGS

  There were no electric or gas base rate increases in 1996. On April 18, 1995, the DPSC approved a joint resolution submitted by the Company and two customer groups for a $4.5 million or 0.9% increase in electric base rates effective May 1, 1995. The rate increase was designed to recover the costs of "limited issues," which primarily are costs imposed by government and are outside the reasonable control of the Company. The joint resolution also provided for the funding of nuclear decommissioning costs at the current NRC minimum financial assurance amount. For a further discussion of the Company's accounting and funding policies for nuclear decommissioning, refer to Note 6 to the Consolidated Financial Statements of the 1996 Annual Report to Stockholders, filed as Exhibit 13.

FUEL ADJUSTMENT CLAUSES

  The Company's tariffs generally include fuel adjustment clauses that permit the collection of the costs of fuel burned in generating stations and the variable (energy) costs of purchased and net interchange power from the Company's retail and resale electric customers, and the costs of natural gas from its gas customers. Fuel costs are deferred and charged to operations on the basis of fuel costs included in customer billings under the Company's tariffs. For the Delaware, Virginia, and FERC jurisdictional customers, the clauses are based upon estimated annual fuel costs. For the Maryland jurisdictional customers, the clause is based on historical average costs. Supporting data are filed with and audited by the various commissions and formal hearings are held at periodic intervals as required by law. Fixed costs (capacity or demand charges) associated with purchased power transactions entered into for reliability reasons generally are subject to base rate recovery. The present status or results of significant fuel rate issues are discussed below. As of December 31, 1996, the Company had accrued fuel disallowance reserves that adequately provide for disallowances of fuel costs and penalties related to the issues discussed below.

  Both Delaware and Maryland have programs that assess the overall performance of the Company's 15 major generating units. Under the DPSC's Power Plant Performance Program (PPPP), the Company can receive financial rewards or penalties, which will not exceed an estimated cap of $2.1 million in 1997. The 1995 and 1996 PPPP results are not material to the Company's financial position or results of operations. If the Company does not meet an overall system performance standard set by Maryland's Generating Unit Performance Program, the MPSC can disallow certain fuel costs of units that operated below their individual performance standards. In 1996, the Company incurred a disallowance of $85,000 in Maryland for a 1994 Salem outage. The 1995 results indicated that the overall system performance standard was met. The Company did not meet the 1996 standard due principally to the Salem outage.

  In May 1996, the Company filed an application with the VSCC for an increased fuel rate effective July 1996. In June 1996, the Company filed an application with the MPSC for an increased fuel rate effective August 1996. In both filings, the Company proposed that 50% of the replacement power costs associated with the Salem outage be permitted on an interim basis until a full review of the outage is made at a future time. The VSCC and MPSC approved the Company's filings, with rates subject to refund.

  On December 10, 1996, the DPSC suspended the portion of the interim rates relating to Salem replacement power costs until the earlier of June 1, 1997 or the end of the case concerning fuel rates charged to customers. If the suspended interim rates go into effect prior to the conclusion of the case, they would go into effect subject to refund pending the final decision by the DPSC.

  Electric retail wheeling, which results in retail customers purchasing electricity from the suppliers of their choice at market-based prices, has begun in a number of states and is being considered by many other states. Based on the Company's initiative, a formal process has been established in Delaware and an informal forum has been established in Maryland through which the commissions and other interested parties are addressing changes in the regulation of the electric utility industry. Changes in regulation resulting from this process could lead to the elimination of the Company's fuel adjustment clauses in the future. The Company has established an energy supply risk management oversight committee whose purpose is to monitor and manage the Company's commodity price and basis price risks.

OTHER REGULATORY MATTERS

 Electric Collaborative Proposal

  For a discussion of the electric collaborative proposal presented to the DPSC and the MPSC, refer to "Competition and the Changing Regulatory Environment" in the MD&A of the Company's 1996 Annual Report to Stockholders filed as Exhibit 13.

 Delaware Depreciation Filing

  On December 15, 1995, the Company filed an electric depreciation study in Delaware based on 1994 plant balances. The Company requested an increase in depreciation rates of $868,499 or a 0.18% revenue increase on a Delaware retail basis. The DPSC's filing requests an $18 million decrease in system electric expense from current rates. The primary difference between the DPSC and Company's filing is the DPSC's treatment utilized longer life spans for production plant and did not include the associated future life extension additions. The Company filed rebuttal testimony on September 27, 1996. A hearing in this proceeding has been scheduled for April 10, 1997.

 Special Contract Rate Tariffs

  With respect to its electric business, the Company filed an Economic Development Rate (EDR) Tariff and a Negotiated Contract Rate (NCR) Tariff with the DPSC in August 1995, and with the MPSC in November 1995. While slightly modified from the tariffs originally filed, EDR and NCR tariffs became effective in Maryland and Delaware on March 7, 1996 and April 17, 1996, respectively. New and existing business operations that make a substantial capital investment and/or create new jobs are eligible for the EDR. These tariffs are allowing the Company to compete nationally. The EDR provides a discount which is set at a level such that revenues are sufficient to recover all variable costs and contribute towards fixed costs. The NCR addresses special business needs and opportunities which cannot otherwise be accommodated by the Company's standard tariffs or EDR. The amount of the EDR discounts are shared by stockholders and ratepayers, 20% and 80%, respectively, in Delaware, and 30% and 70%, respectively in Maryland. In both states, stockholders and ratepayers share equally the amount of the NCR discounts.

 Comparable Use Transmission Tariff

  On July 9, 1996, the Company submitted an open access transmission tariff in compliance with FERC Order No. 888. This tariff supersedes the comparable use transmission tariff filed by the Company on August 28, 1995. On December 31, 1996, the eight member companies of the PJM Interconnection made a joint compliance filing with the FERC under FERC's Order No. 888. This compliance filing includes a revised Interconnection Agreement for the PJM Interconnection Pool, with open membership provisions and other revisions, and a pool-wide open access transmission tariff. On February 28, 1997 the Company filed a Notice of Cancellation of its open access transmission tariff to coincide with the effective date of the PJM pool-wide open access transmission tariff. Service under the PJM pool-wide open access transmission tariff will commence on April 1, 1997 and will supersede the open access transmission tariff filed by the Company on July 9, 1996. For a further discussion on the PJM Interconnection filing refer to "FERC PJM Interconnection Filing" on page I-5.

 The Company/Atlantic Merger Filings

  On August 12, 1996, the Company announced plans to merge with Atlantic. On January 30, 1997, the stockholders of each company approved the merger. The approvals of the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended (1935 Act), the NRC under the Atomic Energy Act of 1954, as amended, the FERC under the Federal Power Act, as well as the Delaware, Virginia, Maryland, New Jersey and Pennsylvania utility commissions under applicable state laws and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, are required to consummate this merger. On November 27, 1996, the Company and Atlantic filed merger-related applications with the FERC. On February 24, 1997, the Company and Atlantic filed merger-related applications with the DPSC, the New Jersey Board of Public Utilities, and on February 25, 1997 with the VSCC.

  Upon consummation of the merger, the new holding company, named Conectiv, must register as a holding company under the 1935 Act. The 1935 Act imposes restrictions on the operations of registered holding company systems. Among these are requirements that securities issuances, sales and acquisitions of utility assets or of securities of utility companies and acquisitions of interests in any other business be approved by the SEC. The 1935 Act also limits the ability of registered holding companies to engage in nonutility ventures and regulates holding company system service companies and the rendering of services by holding company affiliates to the system's utilities. The Company recognizes that the divestiture of its existing gas operations and certain nonutility operations is a possibility under the new registered holding company structure, however the 1935 Act application will request that it be allowed to retain its gas utility operations and nonutility operations or, in the alternative, that the divestiture be deferred. If divestiture is ultimately required, the SEC historically has allowed companies sufficient time to accomplish divestiture in a manner that protects stockholder value.

 Natural Gas Restructuring Filing

  In March 1995, the Company filed an application with the DPSC to restructure its natural gas pricing and service options. In February 1996, the DPSC approved an uncontested settlement which became effective on April 1, 1996. The redesign of gas rates and modification of the gas cost adjustment mechanism reallocates revenues among firm customer classes in order to reflect more accurately the cost of serving these customers. The reallocation increases prices for residential and low volume commercial customers and decreases prices for most other commercial and industrial customers.

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

  The settlement authorizes the Company to provide "nonjurisdictional merchant sales service," including off-system sales, transportation nomination, scheduling and coordination services, fuel management services, gas supply or transportation hedging services, and supply imbalance management services. The settlement also allows the Company's stockholders to retain 20% of the margin (revenues net of fuel costs) earned from "nonjurisdictional merchant sales services," non-firm sales and non-firm transportation services. The remaining 80% will reduce fuel rates charged to firm customers. Previously, 100% of these margins reduced fuel rates for firm customers.

 Additional Regulatory Matters

  The Company's entry into competitive activities in the jurisdictions in which it provides utility service has raised questions concerning whether cross-subsidization is occurring between regulated utility activities and these competitive activities, and whether the Company has any unfair competitive advantage due to its involvement in both competitive and regulated utility activities. The Company has cost allocation and direct charging mechanisms in place to ensure that there is no cross-subsidization of its competitive activities by regulated utility activities. At the end of February, the Company filed an application requesting the DPSC to approve a Cost Accounting Manual (CAM), which describes these accounting procedures. The Company's CAM filing also includes a proposed Code of Conduct governing the Company's regulated utility activities and its competitive activities. The Company believes that the proposed Code of Conduct is a fair and reasonable approach to addressing concerns regarding any apparent opportunity for unfair competitive advantage. It is expected that the CAM application will result in a litigated proceeding which will allow various parties with an interest in the outcome to express their concerns for the DPSC's consideration. The Company cannot predict the outcome of this proceeding.

  On January 24, 1997, the MPSC instituted an investigation, in the form of a quasi-legislative proceeding, into "affiliated transactions and affiliated standards of conduct" for all companies providing gas or electric service in Maryland, including the Company. At this time, the outcome of this proceeding and the resulting standards of conduct, if any, cannot be predicted. It is expected that the Company will participate in this proceeding and will take the position that the Code of Conduct proposed to the DPSC should be adopted by the MPSC. The Company expects that the CAM will be filed with the MPSC on either a formal or informational basis and that the CAM and Code of Conduct also will be filed with the VSCC on an informational basis.

  In Virginia, certain types of transactions between the Company and its affiliates may require the prior approval of the VSCC under the Virginia Affiliates Act. Exemptions from this approval requirement are available pursuant to a recently-enacted Affiliates Act amendment, but none, to the Company's knowledge, have yet been granted by the VSCC. The Company has filed applications with the VSCC under the Affiliates Act for exemption from the approval requirement, or approval of: transactions between the Company and Conectiv Services, Inc., its subsidiary engaging in the heating, ventilation and air conditioning business and related businesses; transactions between the Company and Conectiv Communications, Inc., its telecommunications subsidiary; capital contributions to affiliates regarding a number of competitive activities; and various other past subsidiary transactions. Only one of these applications, covering Conectiv Services, Inc., has been acted upon by the VSCC, which issued an interim order allowing the Company to engage in the transactions described in the application.

CAPITAL SPENDING AND FINANCING PROGRAM

  The Company's estimated capital requirements for the period 1997-2001, excluding $8.7 million of AFUDC, are shown in the following table:

                                       CALENDAR YEAR (DOLLARS IN THOUSANDS)
                                   --------------------------------------------
                                     1997     1998     1999     2000     2001
                                   -------- -------- -------- -------- --------
   Energy Services:
    HVAC.......................... $ 31,474 $ 25,363 $ 28,334 $ 32,302 $ 34,930
    Telecommunications............   34,056   34,573   25,660   14,380   11,789
    Other.........................   11,627      818      785      808      716
                                   -------- -------- -------- -------- --------
   Total Energy Services..........   77,157   60,754   54,779   47,490   47,435
   Energy Supply..................   45,781   30,017   47,266   51,498   57,530
   Regulated Delivery.............   76,276   99,456   81,714   89,759   70,615
   Debt Maturities................   29,176   35,102   37,471    4,203    5,157
                                   -------- -------- -------- -------- --------
    Total Estimated Capital
     Requirements................. $228,390 $225,329 $221,230 $192,950 $180,737
                                   ======== ======== ======== ======== ========

  The Company's primary capital resources available to fund capital requirements are internally generated funds and external financings. Although the Company expects internally generated funds from its regulated utility business to provide sufficient funds for utility capital requirements, acquisitions and capital required to fund start-up costs for new businesses will require external financing in the early part of the five year planning period.

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

  The issuance of First Mortgage Bonds by the Company is limited by a covenant in its Mortgage and Deed of Trust dated October 1, 1943, as supplemented and amended (the Mortgage), with The Chase Manhattan Bank, as a successor Trustee requiring the pro forma ratio of consolidated earnings to interest on First Mortgage Bonds for any twelve consecutive months within the fifteen months preceding such issuance to be not less than 2.00. This ratio for the twelve months ended December 31, 1996 was 6.16. The issuance of First Mortgage Bonds also is limited by the Mortgage to 60% of the bondable value of property additions.

  Certain provisions in the Company's Restated Certificate and Articles of Incorporation limit the issuance of preferred stock. The most restrictive of these provisions requires that the pro forma ratio of consolidated earnings to fixed charges and preferred stock dividend requirements combined for any twelve consecutive months within the fifteen months preceding such issuance of preferred stock be 1.50 or greater. This ratio was 2.23 for the twelve months ended December 31, 1996.

  The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Methods for 1992-1996 are shown below.

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                      1996 1995 1994 1993 1992
                                                      ---- ---- ---- ---- ----
   Ratio of Earnings to Fixed Charges (SEC Method)... 3.33 3.54 3.49 3.47 3.03
   Ratio of Earnings to Fixed Charges (SEC Method),
    as
    Adjusted(1)......................................  --   --  3.74  --  2.78
   Ratio of Earnings to Fixed Charges and Preferred
    Stock Dividends (SEC Method)..................... 2.83 2.92 2.85 2.88 2.51
   Ratio of Earnings to Fixed Charges and Preferred
    Stock Dividends (SEC Method), as Adjusted(1).....  --   --  3.05  --  2.30

--------
(1) Adjusted ratios reflect the following pre-tax amounts: for 1994, the exclusion of an early retirement offer charge of $17.5 million; and for 1992, the exclusion of the gain from the Company's share of a settlement reached in a lawsuit of $18.5 million.

  Under the SEC Method, earnings, including AFUDC, have been computed by adding income taxes and fixed charges to net income. Fixed charges include gross interest expense, the estimated interest component of rentals, and dividends on preferred securities of a subsidiary trust. For the ratio of earnings to fixed charges and preferred stock dividends, preferred stock dividends represent annualized preferred stock dividend requirements multiplied by the ratio that pre-tax income bears to net income.

  For further information on the Company's financing activities, refer to Notes 9 through 12 to the Consolidated Financial Statements and "Liquidity and Capital Resources" in the MD&A of the 1996 Annual Report to Stockholders filed as Exhibit 13.

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

 Construction Expenditures

  Construction expenditures for compliance with environmental regulations, primarily the Clean Air Act Amendments of 1990 (Clean Air Act), are estimated at $83 million (excluding AFUDC) for the years 1997-2001. These amounts are included in the Company's estimates of capital requirements under "Capital Spending and Financing Program" on page I-16.

 Clean Air Act

  The federal Clean Air Act requires utilities and other industries to significantly reduce emissions of air pollutants such as sulfur dioxide (SO/2/) and oxides of nitrogen (NOx). Title IV of the Clean Air Act, the acid rain provisions, established a two-phase program which mandated reductions of SO/2/ and NOx emissions from certain utility units by 1995 (Phase I) and required other utility units to begin reducing SO/2/ and NOx emissions in the year 2000 (Phase II). Emission reductions at the jointly-owned Conemaugh Power Plant, the only units required to comply with Title IV in 1995, have been achieved through installation and operation of flue gas desulfurization (FGD) systems. The remainder of the Company's wholly- and jointly-owned fossil fuel fired units are expected to meet Phase II emission limits through a combination of fuel switching, and SO/2/ allowance trading.

  In addition to complying with Title IV, as major sources of NOx emissions, Company facilities must comply with Title I of the Clean Air Act, the ozone nonattainment provisions, which require states to promulgate Reasonably Available Control Technology (RACT) regulations for existing sources located within ozone nonattainment areas or within the Northeast Ozone Transport Region (NOTR). The Company's facilities in Delaware and Maryland are in the NOTR. The Company has installed low NOx burner technology and will undertake certain operating changes to comply with the RACT requirement. The Company's Delaware and Maryland RACT proposals have not received final regulatory approval. Consequently, costs, in addition to those already budgeted, may be incurred at these facilities in order to comply with the RACT regulations.

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

  The United States Environmental Protection Agency (EPA) recently proposed new ambient air quality standards for ozone and fine-size particulate matter. The new standards, if adopted in their present form, may require additional controls on certain power plant sources that are located in areas that are not attaining standards. At this time the Company cannot predict the potential future impacts associated with the implementation of any new ozone or particulate matter standards. In addition, to help attain air quality standards, the Clean Air Act mandates that the emission of certain air pollutants by new sources or increased emissions from existing facilities be offset by reductions in similar emissions from existing sources. Such requirements may affect the Company's ability to locate, construct, and expand generating facilities in the future.

 Salem Operating Permit

  PSE&G has informed the Company that it has settled all challenges raised by the State of Delaware and other parties to the final five-year operating permit for the Salem units issued by the New Jersey Department of Environmental Protection (NJDEP). The estimated capital cost of compliance with the final permit is approximately $100 million of which the Company's share is 7.41%. A separate settlement with challenging parties, other than Delaware, precludes these parties from arguing that modifications to the plant's cooling water intake system or cooling water system discharge are necessary prior to August 31, 1999. This settlement requires PSE&G to work with the challenging parties to evaluate intake structure impingement and entrainment technologies, and authorizes the challenging parties to recommend independent scientists to participate on NJDEP advisory committees regarding plant operations.

 Water Quality Regulations

  The federal Clean Water Act requires that the cooling water intake and discharge systems at the Edge Moor and Indian River Power Plants minimize adverse environmental impact. In addition, in 1993, DNREC promulgated increased restrictions on thermal discharge. Between 1976 and 1979 the Company submitted to DNREC the results of environmental impact studies which demonstrated compliance with the Clean Water Act. DNREC is in the process of requiring the Company to update these studies to determine if the intake and discharge systems continue to be in compliance. The studies are expected to take one to two years. If it should be determined that the systems are not in compliance with the Clean Water Act and/or the revised Delaware thermal limits, construction expenditures to modify the systems could cost up to $46 million.

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

  The Company has accrued a liability of $2 million for clean-up and other potential costs related to federal and state superfund sites. The Company does not expect future costs to have a material effect on the Company's financial position or results of operations.

 Subsidiaries

  Certain of the Company's subsidiaries are also subject to regulations with respect to the environmental effects of their operations, including air and water quality control, solid waste disposal, and limitation on land use by various federal, regional, state, and local authorities. In February of 1996, one of the Company's indirect subsidiaries, Pine Grove Landfill, Inc. (Pine Grove), which owns and operates a solid waste disposal facility in Pennsylvania, was issued a Notice of Violation by the Pennsylvania Department of Environmental Protection (PADEP) for a series of odor emissions from the facility. Pine Grove expects to enter into a consent order and agreement with PADEP, which will include a $40,000 civil penalty and additional payments of $48,500 to environmental programs designated by PADEP. Pine Grove's management believes it has corrected the odor problem at the disposal facility. Pine Grove's management cannot predict the nature of any actions which PADEP may take in the event of future odor emissions. PADEP has the authority to impose fines and/or close, limit expansion, or order changes in the business practices at the disposal facility. The Company believes that its subsidiaries are in substantial compliance with all environmental regulations.

RETAIL FRANCHISES

  The franchises discussed below could be impacted by legislation mandating the retail wheeling of electricity. For a further discussion on the development of competition in retail markets, refer to "Electric Retail Business" on page I-2 and "Strategic Plans for Competition" in the MD&A of the Company's 1996 Annual Report to Stockholders filed as Exhibit 13.

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

  In Pennsylvania, the Company holds limited certificates of public convenience from the Pennsylvania Public Utility Commission to own and exercise rights with respect to its interests in certain electric generating stations and transmission lines located in the state.

FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a new "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will," "anticipate," "estimate," "expect," "objective," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth; federal and state regulatory actions; costs of construction; operating restrictions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Litigation Reform Act.

NUMBER OF EMPLOYEES

  The number of full time employees of the Company at December 31, 1996 was 2,963.

  A total of 1,415 employees are represented by the International Brotherhood of Electrical Workers Locals 1238 (Northern) and 1307 (Southern) whose contracts with the Company expire on December 15, 1997 and June 25, 1997, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages, and positions of all of the executive officers of the Company as of January 31, 1997, are listed below, along with their business experiences during the past five years. Officers are elected annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                           (AS OF JANUARY 31, 1997)

                                             BUSINESS EXPERIENCE
    NAME, AGE AND POSITION                   DURING PAST 5 YEARS
    ----------------------                   -------------------
Howard E. Cosgrove, 53........ Elected 1992.
 Chairman of the Board,
 President, and Chief
 Executive Officer and
 Director
Joseph W. Ford, 51............ Elected 1995. Director Corporate Re-Engineering,
 Senior Vice President         Sales & Marketing Worldwide, Digital
                               Corporation, Boston, Massachusetts, from 1993 to
                               1994. Director Business Development United
                               States, Digital Corporation, Boston,
                               Massachusetts from 1992 to 1993.
Barbara S. Graham, 48......... Elected 1996. Senior Vice President, Treasurer
 Senior Vice President, and    and Chief Financial Officer from 1994 to 1997.
 Chief Financial Officer       Vice President and Chief Financial Officer from
                               1992 to 1994.
Ralph E. Klesius, 54.......... Elected 1992.
 Senior Vice President
Thomas S. Shaw, 49............ Elected 1992.
 Senior Vice President
James P. Lavin, 49............ Elected 1993. Comptroller--Corporate and Chief
 Comptroller and Chief         Accounting Officer from 1989 to 1993.
 Accounting Officer

ITEM 2. PROPERTIES

  Substantially all utility plants and properties of the Company are subject to the lien of the Mortgage under which the Company's First Mortgage Bonds are issued.

  The Company's electric properties are located in Delaware, Maryland, Virginia, Pennsylvania, and New Jersey. The following table sets forth the net installed summer electric generating capacity available to the Company to serve its peak load as of December 31, 1996.

                                                                     NET INSTALLED
                                                                       CAPACITY
      STATION                                     LOCATION               (KWH)
      -------                                     --------           -------------
   COAL-FIRED
      Edge Moor.........................  Wilmington, DE..........       251,000
      Indian River......................  Millsboro, DE...........       743,000
      Conemaugh.........................  New Florence, PA........        63,000(A)
      Keystone..........................  Shelocta, PA............        63,000(A)
                                                                       ---------
                                                                       1,120,000
                                                                       ---------
   OIL-FIRED
      Edge Moor.........................  Wilmington, DE..........       445,000
      Vienna............................  Vienna, MD..............       151,000
                                                                       ---------
                                                                         596,000
                                                                       ---------
   COMBUSTION TURBINES/COMBINED CYCLE
      Hay Road..........................  Wilmington, DE..........       511,000
                                                                       ---------
   NUCLEAR
      Peach Bottom......................  Peach Bottom Twp., PA...       164,000(A)
                                          Lower Alloways Creek
      Salem.............................  Twp., NJ................       164,000(A)
                                                                       ---------
                                                                         328,000
                                                                       ---------
   PEAKING UNITS
      Christiana........................  Wilmington, DE..........        45,000
      Edge Moor.........................  Wilmington, DE..........        13,000
      Madison Street....................  Wilmington, DE..........        11,000
      West..............................  Marshallton, DE.........        14,000
      Delaware City.....................  Delaware City, DE.......        14,000
      Indian River......................  Millsboro, DE...........        17,000
      Vienna............................  Vienna, MD..............        17,000
      Tasley............................  Tasley, VA..............        26,000
                                          Lower Alloways Creek
      Salem.............................  Twp., NJ................         3,000(A)
      Crisfield.........................  Crisfield, MD...........        10,000
      Bayview...........................  Bayview, VA.............        12,000
      Keystone..........................  Shelocta, PA............           400(A)
      Conemaugh.........................  New Florence, PA........           400(A)
                                                                       ---------
                                                                         182,800
                                                                       ---------
   CUSTOMER-OWNED CAPACITY..............  Delaware City, DE.......        57,000(B)
   CAPACITY PURCHASED FROM PECO....................................      205,000
                                                                       ---------
      Subtotal.....................................................    2,999,800
                                                                       ---------
   PURCHASED PJM INTERCONNECTION CAPACITY CREDITS..................      185,000
                                                                       ---------
      Total........................................................    3,184,800
                                                                       =========

--------
(A) Company portion of jointly-owned plants.
(B) Represents capacity owned by a refinery customer which is available to the Company to serve its peak load.

  The Company's electric transmission and distribution system includes 1,391 transmission poleline miles of overhead lines, 5 transmission cable miles of underground cables, 6,927 distribution poleline miles of overhead lines, and 5,416 distribution cable miles of underground cables.

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

  The following table sets forth the Company's gas pipeline miles:

        Transmission Mains...............................................   111*
        Distribution Mains............................................... 1,539
        Service Lines.................................................... 1,091

            --------
            * Includes 11 miles of joint-use gas pipeline that is
              used 10% for gas and 90% for electric.

  The Company owns and occupies office buildings in Wilmington and Christiana, Delaware and Salisbury, Maryland, and also owns elsewhere in its service area a number of properties that are used for office, service, and other purposes.

ITEM 3. LEGAL PROCEEDINGS

  On February 6, 1997, E. I. du Pont de Nemours and Company filed a lawsuit in the Delaware Superior Court alleging negligence and breach of contract against the Company in relation to the electric system outages that occurred on March 28, 1996, and May 14, 1996. The complaint asks for actual damages in excess of $41 million and for special and punitive damages in unspecified amounts. The Company believes that its insurance will cover any amounts awarded in this lawsuit in excess of $1 million for each outage. There is $2 million included in the Company's current liabilities as of December 31, 1996, for claims related to the outages. The Company cannot predict the outcome of this lawsuit.

  For a discussion of the Company's lawsuit against Westinghouse, refer to "Salem Units" on page I-7.

  For a discussion of the Company's lawsuit against Public Service Enterprise Group, Inc. and PSE&G, refer to "Salem Units" on page I-7.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On January 30, 1997, at a Special Meeting of the stockholders of the Company, the holders of the Company's Common Stock voted to approve the Agreement and Plan of Merger, dated as of August 9, 1996, as amended and restated as of December 26, 1996, (Merger Agreement) by and among the Company, Atlantic, Conectiv, Inc. and DS Sub, Inc. The Merger Agreement covers the proposed merger of the Company and Atlantic (Merger), which originally was announced on August 12, 1996.

  For the Merger Agreement to be approved, the holders of more than two-thirds of the outstanding shares of Common Stock entitled to vote were required to vote for approval of the Merger Agreement. Out of 60,754,568 shares of Common Stock issued and outstanding and entitled to vote, 51,621,009 shares (84.97%) were represented in person or by proxy at the Special Meeting. 49,681,023 shares (81.77%) of the Common Stock voted for, 1,399,950 shares (2.30%) of the Common Stock voted against, and 540,036 (.89%) shares of the Common Stock abstained from voting on the approval of the Merger Agreement.

  The holders of the Common Stock also approved the Conectiv, Inc. Incentive Compensation Plan (Plan), which will become effective if and when the Merger is consummated. The Plan is for the purpose of rewarding those officers, key employees, consultants and advisors of Conectiv (the new holding company following the Merger) and its subsidiaries, who are responsible for Conectiv's and its subsidiaries continued growth, development and financial success. The affirmative vote of the holders of a majority of the Common Stock present in person or by proxy and entitled to vote was required for approval of the Plan. Out of 60,754,568 shares of Common Stock issued and outstanding and entitled to vote, 51,621,009 shares (84.97%) of the Common Stock were present in person or by proxy at the Special Meeting. 44,584,519 shares (86.37%) of the Common Stock present in person or by proxy voted for, 4,850,150 shares (9.40%) of the Common Stock present in person or by proxy voted against, and 2,186,019 shares (4.23%) of the Common Stock present in person or by proxy abstained from voting on the approval of the Plan.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on the New York and Philadelphia Stock Exchanges and has unlisted trading privileges on the Cincinnati, Midwest, and Pacific Stock Exchanges and had the following dividends declared and high/low prices by quarter for the years 1996 and 1995.

                                         1996                     1995
                               ------------------------ ------------------------
                                             PRICE                    PRICE
                               DIVIDEND --------------- DIVIDEND ---------------
                               DECLARED  HIGH     LOW   DECLARED  HIGH     LOW
                               -------- ------- ------- -------- ------- -------
First Quarter................. $.38 1/2 $23 5/8 $21     $.38 1/2 $20     $17 7/8
Second Quarter................  .38 1/2  21 1/2  19 1/8  .38 1/2  21 1/4  19 1/8
Third Quarter.................  .38 1/2  21 1/4  20      .38 1/2  23      19 1/2
Fourth Quarter................  .38 1/2  21 1/2  19 3/4  .38 1/2  23 5/8  21 7/8

  The Company had 52,644 registered holders of common stock as of December 31, 1996.

  While the Board of Directors intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will necessarily be dependent upon the Company's future earnings, financial requirements, and other factors. On August 12, 1996, the Company announced plans to merge with Atlantic. The Merger Agreement restricts the Company's common stock dividend through the Merger's effective date to an amount which cannot exceed $1.54 per share. The Merger is part of the Company's growth strategy, which will require increased reinvestment of earnings into new businesses. The business growth from these investments and the payment of dividends on common stock are expected to maximize shareholder value on a long-term basis. For a further discussion of dividends, refer to "Dividends" in the MD&A of the 1996 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is hereby incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA

  This information is contained on page 22 of the 1996 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This information is contained on pages 23 through 32 of the 1996 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is hereby incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements, notes 1 through 20 to consolidated financial statements, and related report thereon of Coopers & Lybrand L.L.P., independent accountants, appear on pages 33 through 54 of the 1996 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is hereby incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  "Proposal No. 1--Election of Directors" is incorporated by reference herein from the Definitive Proxy Statement which is expected to be filed on or about April 7, 1997, and information about the executive officers of the registrant is included under Item 1.

ITEM 11. EXECUTIVE COMPENSATION

  "Executive Compensation" is incorporated by reference herein from the Definitive Proxy Statement which is expected to be filed on or about April 7, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  "Proposal No. 1--Election of Directors" is incorporated by reference herein from the Definitive Proxy Statement which is expected to be filed on or about April 7, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                     III-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    1. Financial Statements--The following financial statements are contained in the Company's 1996 Annual Report to Stockholders filed as Exhibit 13 hereto and incorporated herein by reference.

                                                                       1996
                                                                   ANNUAL REPORT
                        FINANCIAL STATEMENTS                          (PAGE)
                        --------------------                       -------------
   Consolidated Statements of Income for the three years ended
    December 31, 1996............................................       34
   Consolidated Statements of Cash Flows for the three years
    ended December 31, 1996......................................       35
   Consolidated Balance Sheets as of December 31, 1996 and 1995..    36 and 37
   Consolidated Statements of Changes in Common Stockholders' Eq-
    uity for the three years ended December 31, 1996.............       38
   Notes to Consolidated Financial Statements....................     39 to 54

    2. Financial Statement Schedules--No financial statement schedules have been filed since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or the notes thereto.

    3. Schedule of Operating Statistics for the three years ended December 31, 1996 can be found on page IV-3 of this report.

    4. Exhibits

 EXHIBIT
 NUMBER
 -------
   2     Amended and Restated Agreement and Plan of Merger, dated as of
         December 26, 1996, between the Company, Atlantic Energy, Inc.,
         Conectiv, Inc. and DS Sub, Inc. (Filed with Registration Statement No.
         333-18843.)
   3-A   Copy of the Restated Certificate and Articles of Incorporation
         effective as of April 12, 1990. (Filed with Registration Statement No.
         33-50453.)
   3-B   Copy of the Company's Certificate of Designation and Articles of
         Amendment establishing the 7 3/4% Preferred Stock--$25 Par. (Filed with Registration Statement No. 33-50453.)
   3-C   Copy of the Company's Certificate of Designation and Articles of
         Amendment establishing the 6 3/4% Preferred Stock. (Filed with
         Registration Statement No. 33-53855.)
   3-D   A copy of the Company's Certificate of Amendment of Restated
         Certificate and Articles of Incorporation, filed with the Delaware
         Secretary of State, effective as of June 7, 1996. (Filed with
         Registration No. 333-07281.)
   3-E   A copy of the Company's Articles of Amendment of Restated Certificate
         and Articles of Incorporation, filed with the Virginia State
         Corporation Commission, effective as of June 7, 1996. (Filed with
         Registration No. 333-07281.)
   3-F   Copy of the Company's By-Laws as amended November 21, 1996.
   4-A   Copy of the Mortgage and Deed of Trust of Delaware Power & Light
         Company to the New York Trust Company, Trustee, (the Chase Manhattan
         Bank, successor Trustee) dated as of October 1, 1943 and copies of the
         First through Sixty-Eighth Supplemental Indentures thereto. (Filed with Registration Statement No.33-1763.)
   4-B   Copy of the Sixty-Ninth Supplemental Indenture. (Filed with
         Registration Statement No. 33-39756.)
   4-C   Copies of the Seventieth through Seventy-Fourth Supplemental
         Indentures. (Filed with Registration Statement No. 33-24955.)
   4-D   Copies of the Seventy-Fifth through the Seventy-Seventh Supplemental
         Indentures. (Filed with Registration Statement No. 33-39756.)
   4-E   Copies of the Seventy-Eighth and Seventy-Ninth Supplemental
         Indentures. (Filed with Registration Statement No. 33-46892.)

 EXHIBIT
 NUMBER
 -------
   4-F   Copy of the Eightieth Supplemental Indenture. (Filed with Registration
         Statement No. 33-49750.)
   4-G   Copy of the Eighty-First Supplemental Indenture. (Filed with
         Registration Statement No. 33-57652.)
   4-H   Copy of the Eighty-Second Supplemental Indenture. (Filed with
         Registration Statement No. 33-63582.)
   4-I   Copy of the Eighty-Third Supplemental Indenture. (Filed with
         Registration Statement No. 33-50453.)
   4-J   Copies of the Eighty-Fourth through Eighty-Eighth Supplemental
         Indentures. (Filed with Registration Statement No. 33-53855.)
   4-K   Copies of the Eighty-Ninth and Ninetieth Supplemental Indentures.
         (Filed with Registration Statement No. 333-00505.)
   4-L   A copy of the Indenture between the Company and The Chase Manhattan
         Bank (ultimate successor to Manufacturers Hanover Trust Company), as
         Trustee, dated as of November 1, 1988. (Filed with Registration
         Statement No. 33-46892.)
   4-M   A copy of the Indenture (for Unsecured Subordinated Debt Securities
         relating to Trust Securities) between the Company and Wilmington Trust
         Company, as Trustee, dated as of October 1, 1996. (Filed with
         Registration Statement No. 333-20715.)
   4-N   A copy of the Officer's Certificate dated October 3, 1996, establishing the 8.125% Junior Subordinated Debentures, Series I, Due
         2036. (Filed with Registration Statement No. 333-20715.)
   4-O   A copy of the Guarantee Agreement between the Company, as Guarantor, and Wilmington Trust Company, as Trustee, dated as of October 1, 1996.
         (Filed with Registration Statement No. 333-20715.)
   4-P   A copy of the Amended and Restated Trust Agreement between the
         Company, as Depositor, and Wilmington Trust Company, Barbara S.
         Graham, Edric R. Mason and Donald P. Connelly, as Trustees, dated as of October 1, 1996. (Filed with Registration Statement No. 333-20715.)
   4-Q   A copy of the Agreement as to Expenses and Liabilities dated as of
         October 1, 1996, between the Company and Delmarva Power Financing I.
         (Filed with Registration Statement No. 333-20715.)
  10-A   Copy of the Management Incentive Compensation Plan amended and restated as of January 1, 1996.
  10-B   Copy of the Supplemental Executive Retirement Plan, revised as of
         October 29, 1991. (Filed with Form 10-K for the year ended December
         31, 1992, File No. 1-1405.)
  10-C   Copies of amendments to the Supplemental Executive Retirement Plan, effective June 15, 1994, and November 1, 1994. (Filed with Form 10-K for the year ended December 31, 1994, File No. 1-1405.)
  10-D   Copy of the Long Term Incentive Plan amended and restated as of
         January 1, 1996.
  10-E   Copies of amendments to the Long Term Incentive Plan, effective
         January 1, 1997, and January 30, 1997.
  10-F   Copy of the severance agreement with members of management. (Filed with Form 10-K for the year ended December 31, 1994, File No. 1-1405.)
  10-G   Copy of the current listing of members of management who have signed the severance agreement.
  10-H   Copy of the Management Life Insurance Plan amended and restated as of
         January 1, 1992.
  10-I   Copy of the Deferred Compensation Plan, effective as of January 1,
         1996. (Filed with the Form 10-K for the year ended December 31, 1995,
         File No. 1-1405.)
  10-J   Copy of amendment to the Deferred Compensation Plan, effective
         December 12, 1996.
  12-A   Computation of ratio of earnings to fixed charges.
  12-B   Computation of ratio of earnings to fixed charges and preferred dividends.
  13     Certain portions of the 1996 Annual Report to Stockholders which are incorporated by reference in this Form 10-K.
  23     Consent of Independent Accountants.
  27     Financial Data Schedule.

(b) Reports on Form 8-K (filed during the reporting period): None

                         DELMARVA POWER & LIGHT COMPANY
                        SCHEDULE OF OPERATING STATISTICS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

  The table below sets forth selected financial and operating statistics for the Company's electric and gas businesses for the three years ended December 31, 1996.

                                             1996         1995         1994
                                          -----------  -----------  -----------
ELECTRIC:
 Electricity generated and purchased
  (MWh):
 Generated..............................   10,307,299   10,797,547   11,581,929
 Purchased..............................    6,195,720    3,977,867    3,766,169
 Interchange deliveries.................   (2,855,109)  (1,862,467)  (2,220,898)
                                          -----------  -----------  -----------
  Total output for load.................   13,647,910   12,912,947   13,127,200
                                          ===========  ===========  ===========
 Electric sales (MWh):
 Residential............................    4,262,710    3,829,807    3,578,743
 Commercial.............................    4,018,120    3,744,879    3,461,058
 Industrial.............................    3,331,175    3,351,834    3,248,131
 Resale.................................    1,333,268    1,213,459    2,166,154
 Other sales(1).........................      (19,557)     170,942       50,996
                                          -----------  -----------  -----------
  Total sales...........................   12,925,716   12,310,921   12,505,082
 Losses and miscellaneous system uses...      722,194      602,026      622,118
                                          -----------  -----------  -----------
 Total disposition of energy............   13,647,910   12,912,947   13,127,200
                                          ===========  ===========  ===========
 Operating revenue (thousands):
 Residential............................  $   378,520  $   344,351  $   312,224
 Commercial.............................      286,438      267,239      242,506
 Industrial.............................      156,329      155,108      145,594
 Resale.................................       65,989       58,680      105,350
 Other sales revenues(2)................        2,503       14,211        6,816
 Interchange deliveries.................       75,301       47,271       62,388
 Miscellaneous revenues.................       15,597       12,802        8,237
                                          -----------  -----------  -----------
  Total revenues........................  $   980,677  $   899,662  $   883,115
                                          ===========  ===========  ===========
 Number of customers (end of period):
 Residential............................      391,611      386,948      347,997
 Commercial.............................       49,165       48,345       44,060
 Industrial.............................          683          704          699
 Resale.................................           12           12           12
 Other..................................          645          641          604
                                          -----------  -----------  -----------
  Total customers.......................      442,116      436,650      393,372
                                          ===========  ===========  ===========
 Average annual use per residential cus-
  tomer (kWh)(3)........................       10,948       10,365       10,359
 Average annual revenue per residential
  customer(3)...........................  $    972.12  $    931.95  $    903.74
 Average revenue per kWh (cents):
 Residential............................          8.9          9.0          8.7
 Commercial.............................          7.1          7.1          7.0
 Industrial.............................          4.7          4.6          4.5
GAS:
 Gas sales (Mcf)........................       18,659       18,478       18,087
 Gas transported (Mcf)..................        5,498        2,893        2,255
 Gas revenue (thousands)................  $   114,284  $    95,441  $   107,906
 Number of customers (end of period):
 Residential............................       93,149       90,890       88,518
 Commercial.............................        7,615        7,369        6,982
 Industrial.............................          139          146          150
 Interruptible and other................            1           12           12
                                          -----------  -----------  -----------
  Total customers.......................      100,904       98,417       95,662
                                          ===========  ===========  ===========
 Residential gas service:
 Average annual use per customer
  (Mcf)(3)..............................        94.56        81.75        88.55
 Average annual revenue per customer(3).  $    652.95  $    525.87  $    632.11
 Average revenue per Mcf................  $      6.91  $      6.43  $      7.14

--------
(1) Includes unbilled sales.
(2) Includes unbilled revenues.
(3) Based on average number of customers during period.

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

                                              Delmarva Power & Light Company
                                                       (Registrant)

  Dated: March 26, 1997
                                          By       /s/ Barbara S. Graham
                                             ----------------------------------
                                              (Barbara S. Graham, Senior Vice
                                               President and Chief Financial
                                                         Officer)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----
       /s/ Howard E. Cosgrove          Chairman of the Board,   March 26, 1997
-------------------------------------   President, Chief
        (Howard E. Cosgrove)            Executive Officer,
                                        and Director

        /s/ Barbara S. Graham          Senior Vice President    March 26, 1997
-------------------------------------   and Chief Financial
         (Barbara S. Graham)            Officer

         /s/ James P. Lavin            Comptroller and Chief    March 26, 1997
-------------------------------------   Accounting Officer
          (James P. Lavin)

     /s/ Michael G. Abercrombie        Director                 March 26, 1997
-------------------------------------
      (Michael G. Abercrombie)

       /s/ R. Franklin Balotti         Director                 March 26, 1997
-------------------------------------
        (R. Franklin Balotti)

        /s/ Robert D. Burris           Director                 March 26, 1997
-------------------------------------
         (Robert D. Burris)

      /s/ Audrey K. Doberstein         Director                 March 26, 1997
-------------------------------------
       (Audrey K. Doberstein)

        /s/ Michael B. Emery           Director                 March 26, 1997
-------------------------------------
         (Michael B. Emery)

      /s/ James H. Gilliam, Jr.        Director                 March 26, 1997
-------------------------------------
       (James H. Gilliam, Jr.)

          /s/ Sarah I. Gore            Director                 March 26, 1997
-------------------------------------
           (Sarah I. Gore)

        /s/ James C. Johnson           Director                 March 26, 1997
-------------------------------------
         (James C. Johnson)

        /s/ Weston E. Nellius          Director                 March 26, 1997
-------------------------------------
         (Weston E. Nellius)

                        DELMARVA POWER & LIGHT COMPANY
                        1996 ANNUAL REPORT ON FORM 10-K
                                 EXHIBIT INDEX



Exhibit
Number                      Description
------                      -----------

 3-F        Copy of the Amendment to the Company's By-Laws.

10-A        Copy of the Management Incentive Compensation Plan.

10-D        Copy of the Long Term Incentive Plan.

10-E        Copy of the Amendment to the Long Term Incentive Plan.

10-G Copy of the current listing of members of management who have signed the severance agreement.

10-H        Copy of the Management Life Insurance Plan.

10-J        Copy of the Amendment to the Deferred Compensation Plan.

12-A        Computation of ratio of earnings to fixed charges.

12-B Computation of ratio of earnings to fixed charges and preferred dividends.

13          Certain portions of the 1996 Annual Report to
            Stockholders which are incorporated by reference in this Form 10-K.

23          Consent of Independent Accountants.

27          Financial Data Schedule.