Form 10-Q
period 1997-03-31
DELMARVA POWER & LIGHT CO /DE/
filed 1997-05-14
CIK 27879

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q




/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1997
                               ----------------------------------------

Commission file number     1-1405

                         Delmarva Power & Light Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware and Virginia                                   51-0084283
  -------------------------                             -------------------
  (States of incorporation)                              (I.R.S. Employer
                                                        Identification No.)

   800 King Street, P.O. Box 231, Wilmington, Delaware        19899
   ---------------------------------------------------      ----------
        (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number, including area code      302-429-3527
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

                           Yes     X            No
                                -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at March 31, 1997
      -----------------------------      -----------------------------
      Common Stock, $2.25 par value            60,972,957 Shares

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------

                               Table of Contents
                               -----------------


                                                                       Page No.
                                                                       --------


 Part I.    Financial Information:

              Consolidated Balance Sheets as of March 31, 1997
              and December 31, 1996                                         1-2

              Consolidated Statements of Income for the three
              months ended March 31, 1997 and 1996                            3

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 1997 and 1996                      4

              Notes to Consolidated Financial Statements                    5-8

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9-14

Part II.      Other Information and Signature                             15-21

                         PART I.  FINANCIAL INFORMATION

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                       March 31,     December 31,
                                                         1997            1996
                                                      -----------    ------------
                                                      (Unaudited)
                      ASSETS
                      ------
CURRENT ASSETS
  Cash and cash equivalents                              $42,859         $36,533
  Accounts receivable                                    158,044         142,431
  Inventories, at average cost:
   Fuel (coal, oil, and gas)                              31,009          36,584
   Materials and supplies                                 43,324          41,292
  Prepayments                                             12,512          20,233
  Deferred energy costs                                   24,230          31,127
                                                      -----------    ------------
                                                         311,978         308,200
                                                      -----------    ------------

NONUTILITY PROPERTY AND INVESTMENTS
  Nonutility property, net                                79,076          63,023
  Investment in leveraged leases                          46,897          46,961
  Funds held by trustee                                   35,604          34,735
  Other investments                                        4,204           4,155
                                                      -----------    ------------
                                                         165,781         148,874
                                                      -----------    ------------

UTILITY PLANT, AT ORIGINAL COST
  Electric                                             3,043,239       3,037,830
  Gas                                                    229,655         229,362
  Common                                                 170,383         136,897
                                                      -----------    ------------
                                                       3,443,277       3,404,089
  Less:  Accumulated depreciation                      1,322,252       1,292,325
                                                      -----------    ------------
  Net utility plant in service                         2,121,025       2,111,764
  Construction work-in-progress                          106,568         118,208
  Leased nuclear fuel, at amortized cost                  30,480          31,513
                                                      -----------    ------------
                                                       2,258,073       2,261,485
                                                      -----------    ------------

DEFERRED CHARGES AND OTHER ASSETS
  Prepaid employee benefit costs                          35,966          35,146
  Unamortized debt expense                                13,708          13,858
  Deferred debt refinancing costs                         20,715          21,366
  Deferred recoverable income taxes                      134,138         137,561
  Other                                                   54,930          52,663
                                                      -----------    ------------
                                                         259,457         260,594
                                                      -----------    ------------

TOTAL ASSETS                                          $2,995,289      $2,979,153
                                                      ===========    ============

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                       March 31,     December 31,
                                                         1997            1996
                                                      -----------    ------------
                                                      (Unaudited)
       CAPITALIZATION AND LIABILITIES
       ------------------------------

CURRENT LIABILITIES
  Short-term debt                                        $33,077         $74,355
  Long-term debt due within one year                      27,547          27,676
  Variable rate demand bonds                              85,000          85,000
  Accounts payable                                        76,495          81,628
  Taxes accrued                                            9,847              -
  Interest accrued                                        22,497          16,193
  Dividends declared                                      23,763          23,265
  Current capital lease obligation                        12,623          12,598
  Deferred income taxes, net                               5,431           7,276
  Other                                                   31,756          31,489
                                                      -----------    ------------
                                                         328,036         359,480
                                                      -----------    ------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes, net                             522,906         526,449
  Deferred investment tax credits                         41,861          42,501
  Long-term capital lease obligation                      19,546          20,552
  Other                                                   30,081          31,522
                                                      -----------    ------------
                                                         614,394         621,024
                                                      -----------    ------------

CAPITALIZATION
  Common stock, $2.25 par value; 90,000,000
   shares authorized; shares outstanding:
   1997--60,972,957, 1996--60,682,719                    137,665         136,765
  Additional paid-in capital                             515,283         508,300
  Retained earnings                                      294,794         293,604
                                                      -----------    ------------
                                                         947,742         938,669
  Treasury shares, at cost:
   1997--211,447 shares, 1996--101,831 shares             (4,387)         (2,138)
  Unearned compensation                                     (358)         (1,618)
                                                      -----------    ------------
   Total common stockholders' equity                     942,997         934,913
  Cumulative preferred stock                              89,703          89,703
  Company obligated mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely Company debentures                      70,000          70,000
  Long-term debt                                         950,159         904,033
                                                      -----------    ------------
                                                       2,052,859       1,998,649
                                                      -----------    ------------

TOTAL CAPITALIZATION AND LIABILITIES                  $2,995,289      $2,979,153
                                                      ===========    ============

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31
                                                        --------------------
                                                          1997        1996
                                                        --------    --------
OPERATING REVENUES
  Electric                                              $262,603    $248,149
  Gas                                                     56,117      45,691
  Other services                                          27,359      14,779
                                                        --------    --------
                                                         346,079     308,619
                                                        --------    --------

OPERATING EXPENSES
  Electric fuel and purchased energy                     102,842      81,719
  Gas purchased                                           35,753      23,743
  Purchased electric capacity                              6,977       9,521
  Operation and maintenance                               94,740      78,265
  Depreciation                                            33,395      30,969
  Taxes other than income taxes                            9,222       8,782
                                                        --------    --------
                                                         282,929     232,999
                                                        --------    --------
OPERATING INCOME                                          63,150      75,620
                                                        --------    --------

OTHER INCOME
  Allowance for equity funds used
     during construction                                      -          225
  Other income                                             1,531         856
                                                        --------    --------
                                                           1,531       1,081
                                                        --------    --------

INTEREST EXPENSE
  Interest charges                                        20,621      18,590
  Allowance for borrowed funds used
     during construction and capitalized interest         (1,120)       (683)
                                                        --------    --------
                                                          19,501      17,907
                                                        --------    --------

DIVIDENDS ON PREFERRED SECURITIES
  OF A SUBSIDIARY TRUST                                    1,422          -
                                                        --------    --------

INCOME BEFORE INCOME TAXES                                43,758      58,794

INCOME TAXES                                              17,965      23,651
                                                        --------    --------

NET INCOME                                                25,793      35,143
DIVIDENDS ON PREFERRED STOCK                               1,215       2,440
                                                        --------    --------
EARNINGS APPLICABLE TO COMMON STOCK                      $24,578     $32,703
                                                        ========    ========

COMMON STOCK
  Average shares outstanding (000)                        60,856      60,759
  Earnings per average share                               $0.40       $0.54
  Dividends declared per share                         $0.38 1/2   $0.38 1/2

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31
                                                                      ------------------------
                                                                         1997           1996
                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                            $25,793        $35,143
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                         34,870         32,472
  Allowance for equity funds used during construction                       -            (225)
  Investment tax credit adjustments, net                                  (640)          (640)
  Deferred income taxes, net                                            (1,966)         8,534
  Net change in:
   Accounts receivable                                                 (13,555)        (5,926)
   Inventories                                                           3,753          7,761
   Accounts payable                                                     (6,229)         3,695
   Other current assets & liabilities                                   30,637            379
 Other, net                                                               (630)        (1,594)
                                                                      ---------      ---------
 Net cash provided by operating activities                              72,033         79,599
                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital and acquisition expenditures                                  (48,631)       (29,371)
 Decrease in bond proceeds held in trust funds                             565          4,263
 Deposits to nuclear decommissioning trust funds                        (1,060)        (1,060)
 Other, net                                                               (432)        (1,691)
                                                                      ---------      ---------
 Net cash used by investing activities                                 (49,558)       (27,859)
                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends:Common                                                      (23,329)       (23,325)
           Preferred                                                      (875)        (2,495)
 Issuances:Long-term debt                                              124,200             -
           Common stock                                                  6,362             56
 Redemptions:Long-term debt                                               (696)          (308)
             Common stock                                                  (23)        (1,200)
 Principal portion of capital lease payments                            (1,475)        (1,503)
 Net change in short-term debt                                        (118,278)       (10,539)
 Cost of issuances and refinancings                                     (2,035)           (70)
                                                                      ---------      ---------
 Net cash used by financing activities                                 (16,149)       (39,384)
                                                                      ---------      ---------
 Net change in cash and cash equivalents                                 6,326         12,356
 Cash and cash equivalents at beginning of period                       36,533         28,951
                                                                      ---------      ---------
 Cash and cash equivalents at end of period                            $42,859        $41,307
                                                                      =========      =========


 See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  Financial Statement Presentation
    --------------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The statements reflect all adjustments necessary in the opinion of the Company for a fair presentation of interim results. They should be read in conjunction with the Company's 1996 Annual Report to Stockholders and Part II of this Report on Form
10-Q for additional relevant information.

Certain reclassifications, not affecting net income, have been made to amounts reported for the three months ended March 31, 1996 to conform to the current presentation. Primarily, the operating results of nonutility subsidiaries were reclassified from "other income" into other classifications within the income statement. Revenues of the nonutility subsidiaries are included in revenues from "Other services," which also includes revenues from the parent company's nonutility activities. Refer to "Nonutility Business" on page I-3 of the Company's 1996 report on Form 10-K for additional information concerning these activities.


2.  Supplemental Cash Flow Information
    ----------------------------------

                                    Three Months Ended
                                        March 31,
                                   --------------------
Cash paid for                        1997          1996
                                   -------       -------
(Dollars in thousands)
  Interest, net of amounts
     capitalized                   $12,335       $12,241

  Income taxes, net of refunds      $4,558        $5,387


3. Debt
   ----

In February 1997, the Company issued $124.2 million of unsecured Medium-Term Notes with maturities of 10 to 30 years and interest rates of 7.06% to 7.72%. The proceeds were used to refinance short-term debt. On the consolidated balance sheet as of December 31, 1996, $77.0 million of short-term debt was reclassified to long-term debt in order to recognize the amount of short-term debt which had been refinanced with Medium-Term Notes as of February 7, 1997.

4.  Contingencies
    -------------

Salem Nuclear Generating Station
--------------------------------

The Company owns 7.41% of Salem Nuclear Generating Station (Salem), which consists of two pressurized water nuclear reactors and is operated by Public Service Electric & Gas Company (PSE&G). As of March 31, 1997, the Company's net investment in plant in service for Salem was approximately $55 million for Unit 1 and $62 million for Unit 2, including common plant allocated between the two units. Each unit represents approximately 2% of the Company's total assets and approximately 2.6% of the Company's installed electric generating capacity.

Salem Units 1 and 2 were removed from operation by PSE&G on May 16, 1995, and June 7, 1995, respectively, due to operational problems, and maintenance and safety concerns. Due to degradation of a significant number of tubes in the Unit 1 steam generators, PSE&G is replacing the Unit 1 steam generators and expects Unit 1 to return to service in late-1997. The Company's share of costs to be capitalized for the steam generators, including installation, and the cost of disposal of the old steam generators, will range from approximately $13 million to $14 million.
PSE&G has advised the Company that Unit 2 is expected to return to service in the third quarter of 1997. The units' return dates are subject to completion of the requirements of their respective restart plans to the satisfaction of PSE&G and the Nuclear Regulatory Commission (NRC), which encompasses a substantial review and improvement of personnel, process, and equipment issues.

The Company incurs replacement power costs while the units are out of service of approximately $750,000 per month, per unit. Such amounts vary based on the cost and availability of other Company-owned generation and the cost of purchased energy. Replacement power costs typically are not incurred for routine refueling and maintenance outages, and the recovery of replacement power costs is subject to approval by the regulatory commissions having jurisdiction over the Company. From the inception of the Salem unit outages through March 31, 1997, approximately one-half of the estimated replacement power costs of $24.4 million has been expensed ($4.1 million in 1995, $6.1 million in 1996, and $2.0 million for the first quarter of 1997) and the remaining $12.2 million has been deferred on the Company's Consolidated Balance Sheet in expectation of future recovery.

The actual costs ultimately incurred by the Company may differ from the foregoing estimates, since the periods projected by PSE&G during which the Salem units will be out of service, the extent of the maintenance that will be required, and the costs of replacement power and the extent of its recovery may be different from those set forth above.

As previously reported, in March 1996, the Company and PECO Energy Company
(PECO) filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Public Service Enterprise Group, Inc. (Enterprise) and PSE&G seeking damages for breach of contract and negligence respecting Salem operations. The suit asks for compensatory damages for breach of contract and negligence and unspecified punitive damages.

On May 12, 1997, it was announced that PSE&G settled the suit with the Company and PECO. Under the settlement, PSE&G will pay the Company approximately $12 million in settlement of all claims related to the lawsuit. Based on discussions between the Company and the staff of the Delaware Public Service Commission concerning a sharing of the settlement payment and the Salem outage costs between the Company's stockholders and utility customers, the Company does not expect the payment to have a material impact on net income.

Also under the settlement, PSE&G would be obligated to pay the Company approximately $0.2 million for each reactor unit month that the outage continues beyond an aggregate outage of 64 reactor unit months, up to a maximum of approximately $2.5 million. The Salem station has been out of service for approximately 47 reactor unit months, through April 30, 1997.

The parties to the settlement also agreed to an operating performance standard through December 31, 2011 for Salem, and a similar standard through December 31, 2007 for the Peach Bottom Atomic Power Station operated by PECO. Under this standard, the Company is entitled to receive payments from the nuclear plant operator as follows: (a) if the three-year capacity factor determined annually falls below 40 percent but is equal or above 20 percent, the operator will pay the Company $1.5 million for each year that the historical capacity factor is below 40 percent; and (b) if the historical capacity factor is below 20 percent, the operator will pay the Company $3.7 to $3.8 million for each such year. The initial three-year period begins on January 1, 1998.

The parties have further agreed to forego litigation in the future, except for very limited cases in which the operator would be responsible for no more than $5 million per year.

Environmental Matters
---------------------

The Company is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. The disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company is currently a potentially responsible party (PRP) at three federal superfund sites and is alleged to be a third-party contributor at three other federal superfund sites. The Company also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. There is $2 million included in the Company's current liabilities as of December 31, 1996 and March 31, 1997 for clean-up and other potential costs related to the federal and state superfund sites. The Company does not expect such future costs to have a material effect on the Company's financial position or results of operations.

Nuclear Insurance
-----------------

In the event of an incident at any commercial nuclear power plant in the United States, the Company could be assessed for a portion of any third-party claims associated with the incident. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), the Company could be assessed up to $23.7 million for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

The co-owners of Peach Bottom and Salem maintain property insurance coverage in the aggregate amount of $2.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. The Company is self-insured, to the extent of its ownership interest, for its share of property losses in excess of insurance coverages. Under the terms of the various insurance agreements, the Company could be assessed up to $3.7 million in any policy year for losses incurred at nuclear plants insured by the insurance companies.

The Company is a member of an industry mutual insurance company, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. The premium for this coverage is subject to retrospective assessment for adverse loss experience. The Company's present maximum share of any assessment is $1.3 million per year.

Other
-----

On February 6, 1997, a major customer of the Company filed a lawsuit in the Delaware Superior Court alleging negligence and breach of contract against the Company in relation to electric system outages that occurred on March 28, 1996 and May 14, 1996. The complaint asks for actual damages in excess of $41 million and for special and punitive damages in unspecified amounts. The Company believes that its insurance will cover any amounts awarded in this lawsuit in excess of $1 million for each outage. There is $2 million included in the Company's current liabilities as of December 31, 1996 and March 31, 1997 for claims related to the outages. The Company cannot predict the outcome of this lawsuit.


5.  Earnings Per Share
    ------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the standards for computation of earnings per share and makes them comparable to international earnings per share standards. The Company expects that its earnings per share will not change materially due to SFAS No. 128.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


Earnings Summary
----------------

Earnings per share were $0.40 for the three months ended March 31, 1997, compared to $0.54 for the three months ended March 31, 1996. The earnings decline was due primarily to lower electric and gas revenues, net of fuel costs. Heating degree days were 15% below last year, reflecting one of the mildest winter heating seasons in recent history. As a result, electric and gas sales in the weather-sensitive residential customer class were adversely impacted. Sales to residential electric and gas customers
decreased by 11% and 14%, respectively.   Earnings also were reduced by
marketing, branding, and other costs related to activities intended to strategically position the Company for competition in retail energy
markets.   The earnings decrease was mitigated by lower costs for the outages of the two units at Salem; however, the outages reduced earnings in both reporting periods. The Salem outages decreased earnings per share by approximately $0.03 in the first quarter of 1997 compared to $0.08 in the first quarter of 1996.

Refer to "Salem Nuclear Generating Station" in Note 4 to the Consolidated Financial Statements for information concerning a settlement of the Company's lawsuit against Public Service Enterprise Group, Inc. and PSE&G.


Electric Revenues
-----------------

Details of the changes in the various components of electric revenues for the three months ended March 31, 1997, as compared to the same period in 1996 are shown below (dollars in millions):

        Non-fuel (Base Rate) Revenues            $(9.5)
        Fuel Revenues                              9.3
        Interchange Delivery Revenues              2.6
        Merchant Revenues                         12.1
                                                 -----
          Total                                  $14.5
                                                 =====

Non-fuel revenues decreased $9.5 million primarily due to the 11% decrease in residential electric kilowatt-hour (kWh) sales attributed to milder winter weather. Additional sales from a 1.2% increase in the number of electric customers partially mitigated the non-fuel revenue decrease.

Fuel revenues increased $9.3 million because retail electric fuel rates were increased to recover previous under-collections of fuel costs. Fuel revenues, or electric fuel costs billed to customers, generally do not affect net income, since the expense recognized as fuel costs is adjusted to match the fuel revenues. The amount of under- or over-recovered fuel costs is deferred until it is subsequently recovered from or returned to utility customers.

Interchange delivery revenues increased $2.6 million mainly due to lower sales demand in the Company's service territory, which made more of the Company's kWh output available for sale to other utilities in the PJM Interconnection. Interchange delivery revenues reduce the rates charged to customers under fuel adjustment clauses and, thus, generally do not affect net income.

Electric merchant revenues, which are not subject to price-regulation, increased $12.1 million due to efforts of the Company's new merchant group to sell power in competitive markets. The margin provided by electric merchant revenues in excess of related energy costs is relatively small due to the competitive nature of bulk commodity sales.


Gas Revenues
------------

Total gas revenues increased $10.4 million due to a $7.1 million increase in merchant revenues and a $5.3 million increase in fuel revenues, partly offset by a $2.0 million decrease in non-fuel revenues. Gas merchant revenues include off-system gas sales, fees earned for release of pipeline capacity, and other services. Under the Company's gas tariffs, 80% of the margin (revenues net of fuel costs) earned from merchant revenues reduces fuel rates for firm customers.

Gas fuel revenues increased $5.3 million because fuel rates were raised to recoup previous under-recoveries of fuel costs.

Non-fuel revenues decreased $2.0 million mainly due to a 14% decline in residential gas sales which resulted from significantly milder winter weather than last year's colder than normal winter. The non-fuel revenue decrease was partly offset by additional sales from a 2.6% increase in the number of gas customers.


Other Services Revenues
-----------------------

Total revenues from "other services" (as discussed in Note 1 to the Consolidated Financial Statements) increased from $14.8 million to $27.4 million principally due to acquisitions in late-1996 and the first quarter of 1997 of companies which provide heating, ventilation and air conditioning (HVAC) and plumbing services. The acquired companies are part of Conectiv Services, Inc., a new subsidiary named after Conectiv--the holding company which will own Delmarva Power and Atlantic Energy, Inc. upon consummation of the merger. The companies which Conectiv Services, Inc. acquired are located in Delaware, Maryland, and Pennsylvania. The Company expects that the services marketed by Conectiv Services, Inc. will help build customer relationships and brand recognition, leading customers to choose the Company as their energy supplier when such choice is available.

As discussed under "Additional Regulatory Matters" in Item 5 of Part II, legislation has been introduced in Delaware which would prohibit the Company from actively engaging in HVAC and certain other activities. If the legislation becomes law it could have a material adverse impact on the Company's growth strategy. However, should the Company be required to exit HVAC and other activities addressed by the legislation, the Company believes that exit costs would not materially affect the Company's financial position. While the Company cannot predict whether this legislation actually will become law, the Company actively opposes the proposed legislation.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------

Electric fuel and purchased energy expenses increased $21.1 million, net of a $1.8 million decrease from lower fuel-related costs associated with the Salem outages. The increase in electric fuel and purchased energy expenses was due primarily to variances in energy costs deferred and subsequently recovered or expensed under the Company's fuel adjustment clauses.
Electric fuel and purchased energy expenses also reflect a decrease from lower purchased energy prices which was offset by an increase from greater volumes of energy purchased for subsequent resale off-system.

The kWh output required to serve load within the Company's service territory is substantially equivalent to total output less interchange deliveries. For the three months ended March 31, 1997, the Company's output for load within its service territory was provided by 34.7% coal generation, 27.4% net purchased power, 28.1% oil and gas generation, and 9.8% nuclear generation.


Gas Purchased
-------------

Gas purchased increased $12.0 million primarily due to higher average prices and also due to variances in energy costs deferred and subsequently recovered or expensed under the Company's fuel adjustment clauses.


Operation and Maintenance Expenses
----------------------------------

Excluding a $3.4 million decrease in expenses related to the Salem outages, operation and maintenance expenses increased $19.9 million. Acquired HVAC service companies, which generated the increase in revenues from "other services," comprised most of the operation and maintenance expense increase. Also, start-up costs related to the Company's plans to provide retail phone service and sell energy in deregulated retail markets, and other miscellaneous expenses, contributed to the operation and maintenance expense increase.


Financing Costs
---------------

Financing costs reflected in the consolidated income statement include interest charges, allowance for funds used during construction, dividends on preferred securities of a subsidiary trust, and dividends on preferred stock. Financing costs increased $2.0 million mainly due to higher interest charges from the issuance of $124.2 million of Medium-Term Notes in February 1997 and higher miscellaneous interest expenses. On an after-tax basis, the increase was partly offset by $0.4 million of savings from the refinancing of $78.4 million of preferred stock in late-1996.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities decreased from $79.6 million to $72.0 million primarily due to the timing of payment of operating expenses and lower residential energy sales. The decrease in cash from operations was mitigated by higher fuel revenues.

Capital and acquisition expenditures increased from $29.4 million to $48.6 million principally due to expenditures for the acquisition of HVAC service companies and construction of telecommunication assets. The telecommunication assets under construction include a network operations center and a five-mile fiber optic ring that will be accessible to 35 of the largest office buildings in the City of Wilmington, Delaware. The HVAC and telecommunication expenditures are classified as "nonutility property, net" on the consolidated balance sheet.

In February 1997, the Company issued $124.2 million of unsecured Medium-Term Notes with maturities of 10 to 30 years and interest rates of 7.06% to 7.72%. The proceeds were used to refinance short-term debt. On the consolidated balance sheet as of December 31, 1996, $77.0 million of short-term debt was reclassified to long-term debt in order to recognize the amount of short-term debt which had been refinanced with Medium-Term Notes as of February 7, 1997. Thus, balances as of March 31, 1997 compared to balances as of December 31, 1996 reflect a $47.2 million increase in long-term debt and a like decrease in short-term debt for the portion of the refinancing which occurred after February 7, 1997.

Primarily due to the issuance of the Medium-Term Notes, long-term debt and variable rate demand bonds as a percent of total capitalization including variable rate demand bonds increased from 47.5% as of December 31, 1996 to 48.4% as of March 31, 1997.

In the first quarter of 1997, the Company raised $6.4 million by issuing shares of common stock through the Dividend Reinvestment and Common Share Purchase Plan (DRIP). In contrast, the Company did not raise cash through the DRIP during the first quarter of 1996 since shares were purchased in the open market to satisfy the plan's needs.

On March 31, 1997, the Company filed a shelf registration with the Securities and Exchange Commission (SEC). The shelf registration is for the issuance of up to $250 million, in the aggregate, of common stock, preferred stock, Medium-Term Notes, and First Mortgage Bonds. The proceeds primarily will be used for financing the capital requirements of the Company, including capital and acquisition expenditures, and refinancing or redeeming the Company's outstanding long- and short-term securities.

Ratio of Earnings to Fixed Charges
----------------------------------

The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Method are shown below:

                                12 Months
                                  Ended
                                March 31,           Year Ended December 31,
                                            ------------------------------------
                                   1997     1996    1995    1994    1993    1992
                                ---------   ----    ----    ----    ----    ----
Ratio of Earnings to:
 Fixed Charges                      3.06    3.33    3.54    3.49    3.47    3.03
 Fixed Charges, as Adjusted (1)        -       -       -    3.74       -    2.78
 Fixed Charges and Preferred
   Stock Dividends                  2.67    2.83    2.92    2.85    2.88    2.51
 Fixed Charges and Preferred
  Stock Dividends, as Adjusted (1)     -       -       -    3.05       -    2.30

(1) Adjusted ratios reflect the following pre-tax amounts: for 1994, the exclusion of an early retirement offer charge of $17.5 million; and for 1992, the exclusion of the gain from the Company's share of the settlement reached in a lawsuit of $18.5 million.

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


Forward-Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 (Litigation Reform
Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report.
Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will," "anticipate," "estimate," "expect," "objective," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth; federal and state regulatory actions; costs of construction; operating restrictions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Litigation Reform Act.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1. Legal Proceedings
-------------------------

Refer to "Salem Nuclear Generating Station" in Note 4 to the Consolidated Financial Statements for updated information concerning the Company's lawsuit against Public Service Enterprise Group, Inc. and PSE&G.

Refer to "Other" in Note 4 to the Consolidated Financial Statements for information concerning a lawsuit filed against the Company by a major customer.


Item 5. Other Information
-------------------------

Delaware Depreciation Filing
----------------------------

As previously reported, the Company requested an increase in electric depreciation rates of $868,499 or an 0.18% revenue increase on a Delaware retail basis while the staff of the Delaware Public Service Commission
(DPSC) requested an $18 million decrease in system electric depreciation expense from current rates. On April 28, 1997, the DPSC approved a settlement effective July 1, 1997, which resulted in no net change in the total amount of depreciation expense for the Delaware electric retail jurisdiction.

Additional Regulatory Matters
-----------------------------

As previously reported, as a result of the Company's entry into certain other services, or "competitive activities," in the jurisdictions in which it provides utility service, certain interested trade groups have raised questions concerning whether cross-subsidization is occurring between the Company's regulated utility activities and these competitive activities, and whether the Company is benefiting from an unfair competitive advantage due to its involvement in both competitive and regulated utility activities. The Company has cost allocation and direct charging mechanisms in place to ensure that there is no cross-subsidization of its competitive activities by regulated utility activities. At the end of February, the Company filed an application requesting the DPSC to approve a Cost Accounting Manual (CAM), which describes these accounting procedures. The Company's CAM filing also includes a proposed Code of Conduct governing the Company's regulated utility activities and its competitive activities. The Company believes that the proposed CAM and the Code of Conduct are fair and reasonable approaches to addressing concerns regarding any apparent opportunity for unfair competitive advantage.

Additionally, legislation was introduced in the Delaware General Assembly in April 1997 which would bar the Company (and any affiliate) from controlling, acquiring control or continuing to control any "Unregulated Energy Services Subsidiary," defined to include heating, ventilation and air conditioning (HVAC) installation and maintenance, certain electrical connection services, plumbing, pipefitting, propane sales, petroleum sales, mechanical contracting and appliance sales and service.
Under the proposed legislation, while the Company would be permitted to own or hold voting securities or other equity interests, it would not be permitted to perform management services under contract with a subsidiary or share resources, employees, overhead, administrative or support costs.
If the legislation becomes law, it could have a material adverse impact on the Company's growth strategy. However, should the Company be required to exit HVAC and other activities addressed by the legislation, the Company believes that exit costs would not materially affect the Company's financial position. While the Company cannot predict whether this legislation actually will become law, the Company actively opposes the proposed legislation.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits
--------

Exhibit 12-A, Computation of Ratio of Earnings to Fixed Charges

Exhibit 12-B, Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27, Financial Data Schedule

Reports on Form 8-K
-------------------

A Report on Form 8-K dated January 28, 1997, which updated matters related to Salem Units 1 and 2 previously reported, was filed with the SEC.

A Report on Form 8-K dated January 31, 1997, which (a) reported the results of the vote by the stockholders of the Company and Atlantic Energy, Inc. on the planned merger of the two companies, and (b) updated matters related to Salem Units 1 and 2 previously reported, was filed with the SEC.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Delmarva Power & Light Company
                                      ------------------------------
                                               (Registrant)




Date:   May 14, 1997                  /s/ B. S. Graham
     -------------------             ------------------------------------
                                      B. S. Graham, Senior Vice President
                                      and Chief Financial Officer

                                 EXHIBIT INDEX





                                                       Exhibit    Page
                                                       Number    Number
                                                       -------   ------

Computation of ratio of earnings to fixed charges       12-A       19

Computation of ratio of earnings to fixed charges
 and preferred dividends                                12-B       20

Financial Data Schedule                                   27       21