Form 10-Q
period 1997-06-30
DELMARVA POWER & LIGHT CO /DE/
filed 1997-08-12
CIK 27879

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q




/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1997
                               -------------------------------------
Commission file number     1-1405

                         Delmarva Power & Light Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware and Virginia                      51-0084283
       ------------------------                 -------------------
      (States of incorporation)                  (I.R.S. Employer
                                                Identification No.)

     800 King Street, P.O. Box 231, Wilmington, Delaware        19899
     ---------------------------------------------------      ----------
            (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code      302-429-3527
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

	Yes     X		No
             -------                ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at June 30, 1997
      -----------------------------        ----------------------------
      Common Stock, $2.25 par value               61,296,320 Shares

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------

                               Table of Contents
                               -----------------

                                                                 Page No.
                                                                ---------

Part I.  Financial Information:

           Consolidated Balance Sheets as of June 30, 1997
           and December 31, 1996                                     1-2

           Consolidated Statements of Income for the three and
           six months ended June 30, 1997 and 1996                     3

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 1997 and 1996                     4

           Notes to Consolidated Financial Statements                5-9

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     10-18

Part II. Other Information and Signature                           19-27

                         PART I.  FINANCIAL INFORMATION

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                 June 30,       December 31,
                                                   1997             1996
                                               -----------      ------------
                                               (Unaudited)
                     ASSETS
                     ------
CURRENT ASSETS
   Cash and cash equivalents                        $36,882          $36,533
   Accounts receivable                              162,811          142,431
   Inventories, at average cost:
     Fuel (coal, oil, and gas)                       34,040           36,584
     Materials and supplies                          43,164           41,292
   Prepayments                                        5,835           20,233
   Deferred energy costs                             17,351           31,127
                                               ------------     ------------
                                                    300,083          308,200
                                               ------------     -------------
NONUTILITY PROPERTY AND INVESTMENTS
   Nonutility property, net                          88,757           63,023
   Investment in leveraged leases                    46,281           46,961
   Funds held by trustee                             36,954           34,735
   Other investments                                  5,461            4,155
                                               ------------     ------------
                                                    177,453          148,874
                                               ------------     ------------
UTILITY PLANT, AT ORIGINAL COST
   Electric                                       3,036,671        3,037,830
   Gas                                              233,414          229,362
   Common                                           150,791          136,897
                                               ------------     ------------
                                                  3,420,876        3,404,089
   Less:  Accumulated depreciation                1,317,651        1,292,325
                                               ------------     ------------
   Net utility plant in service                   2,103,225        2,111,764
   Construction work-in-progress                    118,622          118,208
   Leased nuclear fuel, at amortized cost            29,901           31,513
                                               ------------     ------------
                                                  2,251,748        2,261,485
                                               ------------     ------------
DEFERRED CHARGES AND OTHER ASSETS
   Prepaid employee benefit costs                    38,898           35,146
   Unamortized debt expense                          13,664           13,858
   Deferred debt refinancing costs                   20,063           21,366
   Deferred recoverable income taxes                130,716          137,561
   Other                                             59,181           52,663
                                               ------------     ------------
                                                    262,522          260,594
                                               ------------     ------------
TOTAL ASSETS                                     $2,991,806       $2,979,153
                                               ============     ============

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                 June 30,       December 31,
                                                   1997             1996
                                               -----------      ------------
                                               (Unaudited)
      CAPITALIZATION AND LIABILITIES
      ------------------------------

CURRENT LIABILITIES
   Short-term debt                                  $49,533          $74,355
   Long-term debt due within one year                52,792           27,676
   Variable rate demand bonds                        84,300           85,000
   Accounts payable                                  75,186           81,628
   Taxes accrued                                      1,798            -
   Interest accrued                                  20,249           16,193
   Dividends declared                                24,475           23,265
   Current capital lease obligation                  12,708           12,598
   Deferred income taxes, net                         2,305            7,276
   Other                                             32,057           31,489
                                               ------------     ------------
                                                    355,403          359,480
                                               ------------     ------------
DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes, net                       518,989          526,449
   Deferred investment tax credits                   41,221           42,501
   Long-term capital lease obligation                18,819           20,552
   Other                                             31,639           31,522
                                               ------------     ------------
                                                    610,668          621,024
                                               ------------     ------------
CAPITALIZATION
   Common stock, $2.25 par value; 90,000,000
     shares authorized; shares outstanding:
     1997--61,296,320, 1996--60,682,719             138,399          136,765
   Additional paid-in capital                       520,572          508,300
   Retained earnings                                288,125          293,604
                                               ------------     ------------
                                                    947,096          938,669
   Treasury shares, at cost:
     1997--214,130 shares, 1996--101,831 share       (4,434)          (2,138)
   Unearned compensation                               (340)          (1,618)
                                               -------------    -------------
     Total common stockholders' equity              942,322          934,913
   Cumulative preferred stock                        89,703           89,703
   Company obligated mandatorily redeemable
     preferred securities of subsidiary trust
     holding solely Company debentures               70,000           70,000
   Long-term debt                                   923,710          904,033
                                               ------------     ------------
                                                  2,025,735        1,998,649
                                               ------------     ------------

TOTAL CAPITALIZATION AND LIABILITIES             $2,991,806       $2,979,153
                                               ============     ============

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         -----------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                            Three Months Ended         Six Months Ended
                                                 June 30                    June 30
                                           ---------------------     ---------------------
                                             1997         1996         1997         1996
                                           --------     --------     --------    ---------
OPERATING REVENUES
 Electric                                  $246,368     $229,385     $508,971     $477,534
 Gas                                         32,299       22,621       88,416       68,312
 Other services                              32,301       15,777       59,660       30,556
                                           --------     --------     --------     ---------
                                            310,968      267,783      657,047      576,402
                                           --------     --------     --------     ---------
OPERATING EXPENSES
 Electric fuel and purchased energy          86,098       72,106      188,940      153,825
 Gas purchased                               22,431       12,821       58,184       36,564
 Purchased electric capacity                  6,979        7,432       13,956       16,953
 Operation and maintenance                  101,228       82,365      195,968      160,630
 Depreciation                                34,121       32,339       67,516       63,308
 Taxes other than income taxes                8,735        8,404       17,957       17,186
                                           --------     --------     --------     --------
                                            259,592      215,467      542,521      448,466
                                           --------     --------     --------     --------
OPERATING INCOME                             51,376       52,316      114,526      127,936
                                           --------     --------     --------     --------
OTHER INCOME
 Allowance for equity funds used
  during construction                         -              256        -              481
 Other income                                 1,448        2,088        2,979        2,944
                                           --------     --------     --------     --------
                                              1,448        2,344        2,979        3,425
                                           --------     --------     --------     --------
INTEREST EXPENSE
 Interest charges                            20,897       18,190       41,518       36,780
 Allowance for borrowed funds used during
  construction and capitalized interest      (1,116)        (766)      (2,236)      (1,449)
                                           --------     --------     --------     --------
                                             19,781       17,424       39,282       35,331
                                           --------     --------     --------     --------
DIVIDENDS ON PREFERRED SECURITIES
 OF A SUBSIDIARY TRUST                        1,422       -             2,844       -
                                           --------     --------     --------     --------
INCOME BEFORE INCOME TAXES                   31,621       37,236       75,379       96,030

INCOME TAXES                                 13,624       14,911       31,589       38,562
                                           --------     --------     --------     --------
NET INCOME                                   17,997       22,325       43,790       57,468

DIVIDENDS ON PREFERRED STOCK                  1,084        2,423        2,299        4,863
                                           --------     --------     --------     --------
EARNINGS APPLICABLE TO COMMON STOCK         $16,913      $19,902      $41,491      $52,605
                                           ========     ========     ========     ========
COMMON STOCK
 Average shares outstanding (000)            61,177       60,703       61,017       60,731
 Earnings per average share                   $0.28        $0.33        $0.68        $0.87
 Dividends declared per share             $0.38 1/2    $0.38 1/2        $0.77        $0.77


See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                     Six Months Ended
                                                                         June 30
                                                                 ------------------------
                                                                  1997            1996
                                                                 --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $43,790         $57,468
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                 70,445          66,201
    Allowance for equity funds used during construction            -                (481)
    Investment tax credit adjustments, net                        (1,280)         (1,280)
    Deferred income taxes, net                                    (5,587)         10,724
    Net change in:
      Accounts receivable                                        (18,331)         (4,854)
      Inventories                                                    882           3,003
      Accounts payable                                            (7,538)         (4,273)
      Other current assets & liabilities                          34,267         (20,252)
  Other, net                                                      (1,010)         (7,246)
                                                                 --------        --------
  Net cash provided by operating activities                      115,638          99,010
                                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital and acquisition expenditures                           (92,928)        (64,786)
  Decrease in bond proceeds held in trust funds                      946           5,118
  Deposits to nuclear decommissioning trust funds                 (2,120)         (2,119)
  Other, net                                                         495          (2,489)
                                                                 --------        --------
  Net cash used by investing activities                          (93,607)        (64,276)
                                                                 --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends:       Common                                        (46,684)        (46,669)
                   Preferred                                      (1,373)         (4,950)
  Issuances:       Long-term debt                                124,200           -
                   Common stock                                   12,065              50
  Redemptions:     Long-term debt                                 (2,150)           (621)
                   Variable rate demand bonds                       (700)          -
                   Common stock                                      (70)         (1,055)
  Principal portion of capital lease payments                     (2,929)         (2,893)
  Net change in short-term debt                                 (101,822)         30,689
  Cost of issuances and refinancings                              (2,219)           (107)
                                                                ---------        --------
  Net cash used by financing activities                          (21,682)        (25,556)
                                                                ---------        --------
  Net change in cash and cash equivalents                            349           9,178
  Cash and cash equivalents at beginning of period                36,533          28,951
                                                                ---------        --------
  Cash and cash equivalents at end of period                     $36,882         $38,129
                                                                =========        ========

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

Certain reclassifications, not affecting net income, have been made to conform amounts reported for the three- and six-month periods ended June 30, 1996 to the current presentation. Primarily, the operating results of nonutility subsidiaries were reclassified from "other income" into other classifications within the income statement. Revenues from "Other services" includes revenues of the nonutility subsidiaries and revenues from the parent company's nonutility activities. Refer to "Nonutility Business" on page I-3 of the Company's 1996 report on Form 10-K for additional information concerning these activities.


2. Pending Merger
   --------------
As previously reported in Note 4 to the Consolidated Financial Statements of the Company's 1996 Annual Stockholders' Report, on August 12, 1996, the Company announced plans to merge with Atlantic Energy, Inc. (Atlantic). On June 26, 1997, the Company and Atlantic announced that an enhanced retirement offer (ERO) and other employee separation programs are expected to be utilized to achieve workforce reductions concurrent with the merger of the two companies. The ERO and other employee separation programs are contingent on consummation of the merger. Employee separation costs related to Delmarva's employees and employee retraining costs will be expensed and are estimated to be approximately $30 million to $35 million before taxes ($18 million to $21 million after taxes). The actual cost of Delmarva's employee separation plans may vary from the estimate above depending on the number of employees who choose the ERO. Employee separation and relocation costs related to Atlantic's employees are expected to be included in the acquisition cost of the merged company.

For information concerning the status of regulatory approvals of the pending merger, refer to Part II, Item 5.

3.  Contingencies
    -------------

Salem Nuclear Generating Station
--------------------------------

The Company owns 7.41% of Salem Nuclear Generating Station (Salem), which consists of two pressurized water nuclear reactors and is operated by Public Service Electric & Gas Company (PSE&G). Salem Units 1 and 2 were removed from operation by PSE&G on May 16, 1995, and June 7, 1995, respectively, due to operational problems, and maintenance and safety concerns. Due to degradation of a significant number of tubes in the Unit 1 steam generators, PSE&G replaced the Unit 1 steam generators. The Company's share of capitalized costs for the steam generators, including installation, and the cost of disposal of the old steam generators, is approximately $13 million to $14 million. Subject to approval of the Nuclear Regulatory Commission (NRC), PSE&G expects that it will return Unit 1 to service in late-1997.

On August 6, 1997, the NRC authorized the restart of Unit 2. PSE&G expects to return Unit 2 to full power over the next several weeks. The NRC will monitor Unit 2's ascension to full power, review the Unit's performance at three hold points during the power ascension, and complete a final performance assessment after approximately two months of full power operations.

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

In June 1997, the Company reached a tentative settlement with the Delaware Public Service Commission (DPSC) Staff and the Delaware Office of the Public Advocate (OPA) regarding the ratemaking treatment of the Salem replacement power costs. Under the terms of the tentative settlement, approximately one-half of replacement power costs apportioned to the Delaware jurisdiction will be disallowed for recovery through the fuel adjustment rate. Through June 30, 1997, this disallowance amounts to approximately $9.5 million which is equivalent to approximately $15.8 million on a total system basis.

Subsequent to June 30, 1997, an additional disallowance of $15,200 per day for each unit ($25,000 per day for each unit on a system basis) will be incurred under the terms of the tentative settlement in Delaware.

Also, the tentative settlement provides that the Company will retain the first $4.8 million ($8.0 million on a system basis) of proceeds from the lawsuit settlement with PSE&G, which is discussed below. The next $2.4 million ($4.0 million on a system basis) of lawsuit settlement proceeds will benefit customers.

On a system basis, from the start of the outage through March 31, 1997, the Company had expensed approximately one-half of the replacement power costs related to the Salem outage or a cumulative amount of $12.2 million. Based on the dates the units are expected to return to service, amounts previously expensed by the Company, the lawsuit settlement with PSE&G, and the tentative settlement in Delaware, the Company does not expect future earnings to be significantly impacted by the lawsuit settlement or replacement power costs disallowed for ratemaking purposes.

As previously reported, in March 1996, the Company and PECO Energy Company
(PECO) filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Public Service Enterprise Group, Inc. (Enterprise) and PSE&G seeking damages for breach of contract and negligence respecting Salem operations. The suit asked for compensatory damages for breach of contract and negligence and unspecified punitive damages. On May 12, 1997, it was announced that PSE&G settled the suit with the Company and PECO. Under the settlement, PSE&G will pay the Company approximately $12 million on December 31, 1997, in settlement of all claims related to the lawsuit.

Also under the settlement, PSE&G will be obligated to pay the Company approximately $0.2 million for each reactor unit month that the outage continues beyond an aggregate outage of 64 reactor unit months, up to a maximum of approximately $2.5 million. The Salem station has been out of service for approximately 53 reactor unit months, through July 31, 1997.

The parties to the settlement also agreed to operating performance standards through December 31, 2011 for Salem, and similar standards through December 31, 2007 for the Peach Bottom Atomic Power Station operated by PECO. Under these standards, the Company is entitled to receive payments from the nuclear plant operator as follows: (a) if the three-year capacity factor determined annually falls below 40 percent but is equal to or above 20 percent, the operator will pay the Company $1.5 million for each year that the historical capacity factor is below 40 percent; and (b) if the historical capacity factor is below 20 percent, the operator will pay the Company $3.7 to $3.8 million for each such year. The initial three-year period begins on January 1, 1998. If a Salem unit returns to service after January 1, 1998, then the initial three-year period for Salem would begin on the date the later of the two Salem units returns to service.

The parties have further agreed to forego litigation in the future, except for very limited cases in which the operator would be responsible for no more than $5 million per year.


Environmental Matters
---------------------

The Company is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. The disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company is currently a potentially responsible party (PRP) at three federal superfund sites and is alleged to be a third-party contributor at three other federal superfund sites. The Company also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. There is $2 million included in the Company's current liabilities as of December 31, 1996 and June 30, 1997 for clean-up and other potential costs related to the federal and state superfund sites. The Company does not expect such future costs to have a material effect on the Company's financial position or results of operations.

For information concerning new clean air standards recently promulgated by the United States Environmental Protection Agency, refer to Item 5 of Part II.


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

Other
-----

On February 6, 1997, a major customer of the Company filed a lawsuit in the Delaware Superior Court alleging negligence and breach of contract against the Company in relation to electric system outages that occurred on March 28, 1996 and May 14, 1996. The complaint asks for actual damages in excess of $41 million and for special and punitive damages in unspecified amounts. The Company believes that its insurance will cover any amounts awarded in this lawsuit in excess of $1 million for each outage. There is $2 million included in the Company's current liabilities as of December 31, 1996 and June 30, 1997 for claims related to the outages. The Company cannot predict the outcome of this lawsuit.

4.  Supplemental Cash Flow Information
    ----------------------------------

                                  Six Months Ended
                                      June 30,
                                  ----------------
CASH PAID FOR                      1997      1996
                                  -------   ------
(Dollars in thousands)
  Interest, net of amounts
    capitalized                   $33,492   $32,923

  Income taxes, net of refunds    $30,623   $33,181

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Earnings Summary
----------------

Earnings per share were $0.28 for the three months ended June 30, 1997 compared to $0.33 for the three months ended June 30, 1996. This $0.05 per share earnings decrease was mainly due to higher capital costs and anticipated increased operating costs associated with investments intended to position the Company for competition in a deregulated energy market.

Earnings per share were $0.68 for the six months ended June 30, 1997 compared to $0.87 for the six months ended June 30, 1996. This $0.19 per share earnings decrease was primarily due to the milder winter weather in the first quarter which lowered sales to residential customers and decreased electric and gas revenues, net of fuel costs. Earnings for the current six-month period were also unfavorably impacted by higher capital costs and increased operating costs associated with investments intended to position the Company for competition in a deregulated energy market.

Lower costs for the outages of the two nuclear generating units at Salem mitigated the three-month earnings decrease by approximately $0.02 per share and the six-month earnings decrease by approximately $0.07 per share. Although the Salem outage costs were lower in the current year reporting periods, the Salem outages decreased earnings per share by approximately $0.02 for the three months ended June 30, 1997 and by approximately $0.05 for the six months ended June 30, 1997.

As discussed in Note 3 to the Consolidated Financial Statements, on May 12, 1997, the Company settled a joint lawsuit filed against PSE&G relating to the Salem outages for approximately $12 million and additional compensation under certain conditions. In June 1997, the Company reached a tentative settlement in Delaware concerning the ratemaking treatment of the Salem replacement power costs and the lawsuit settlement proceeds. Based on the dates the units are expected to return to service, amounts previously expensed by the Company, the lawsuit settlement with PSE&G, and the tentative settlement in Delaware, the Company does not expect future earnings to be significantly impacted by the lawsuit settlement or replacement power costs disallowed for ratemaking purposes.


Industry Change and Investment
------------------------------

Over the next five years, the Company's objective is to grow total shareholder return (dividend plus stock price) to a level that will place the Company in the top quartile of its industry. The Company believes that by offering a portfolio of new, related businesses, such as telecommunications and HVAC (heating, ventilation, and air conditioning), along with electric and natural gas service, it can meet its objective for growing shareholder value. This portfolio approach will require the Company to apply its resources to the businesses that have the greatest potential for the highest return.

With the electric industry in the early stages of deregulation, the Company has an opportunity to be a prominent regional player by being first into new markets that complement its utility business and by enhancing its ability to serve additional customers outside its traditional borders. To achieve this position, the Company has been making increased investments in:

(1) Marketing/branding programs to inform people throughout the Mid-Atlantic region about the Company and how it can make their homes and businesses run better.

(2) New businesses to begin offering more products and services that will enable the Company to expand existing relationships with customers and establish new ones.

(3) Infrastructure systems to better manage the portfolio of businesses.

As a result of these investments, the Company anticipates 1997 and 1998 earnings per share to be lower than results for the past two years. Beyond 1998, the Company expects that its investments will yield new revenues that will result in earnings growth, which will exceed the industry average.

The Company believes that it will be successful with these new business investments for several reasons:

(1) The target Mid-Atlantic regional market is very attractive in terms of size, location, and customer attributes.

(2) The Company's assets, which include low-cost energy supply and a modern reliable delivery system, have the potential for attractive returns.

(3) The Company's strategy, based on providing a broad array of energy-related products and services, is sound.

(4) Through new hires and new systems, the Company has the breadth of management expertise and effective tools to manage its business in a competitive marketplace.

A holding company named Conectiv will own Delmarva Power & Light Company (Delmarva) and Atlantic Energy, Inc. (Atlantic) upon consummation of the pending merger as previously reported in Note 4 to the Consolidated Financial Statements of Delmarva's 1996 Annual Stockholders' Report. On June 30, 1997, Delmarva launched a campaign to introduce its new Conectiv brand. The campaign, which runs to the end of 1997, will also introduce customers to Conectiv products and services. In order to reach the largest audience in the most cost-efficient manner, the campaign focuses on the Philadelphia area media market with a mixture of television, radio, newspaper, and billboard advertising.

Electric Revenues
-----------------

Details of the changes in the various components of electric revenues for the three- and six-month periods ended June 30, 1997, as compared to the same periods in 1996, are shown below (dollars in millions):

                                                 Three       Six
                                                 Months     Months
                                                -------    -------
        Non-fuel (Base Rate) Revenues            $ 2.2      $(7.3)
        Fuel Revenues                              9.1       18.3
        Interchange Delivery Revenues            (12.5)      (9.9)
        Merchant Revenues                         18.2       30.3
                                                -------    -------
                Total                            $17.0      $31.4
                                                =======    =======

Electric non-fuel revenues increased $2.2 million for the three-month period mainly due to increased revenues from transmission wheeling and ancillary transmission and distribution services. Electric non-fuel revenues decreased $7.3 million for the six-month period primarily due to a 9% decrease in residential electric kilowatt-hour (kWh) sales attributed to milder winter weather in the first quarter. This weather-related sales revenue decrease was partially offset by additional sales revenues from a 1.3% increase in the average number of electric customers and additional revenues from transmission wheeling and ancillary transmission and distribution services.

Electric fuel revenues increased $9.1 million and $18.3 million for the three- and six-month periods, respectively, due to higher retail electric fuel rates. Fuel revenues, or electric fuel costs billed to customers, generally do not affect net income, since the expense recognized as fuel costs is adjusted to match the fuel revenues. The amount of under- or over-recovered fuel costs is deferred until it is subsequently recovered from or returned to utility customers.

Interchange delivery revenues decreased $12.5 million and $9.9 million for the three- and six-month periods, respectively, mainly due to lower output available for sale to the Pennsylvania-New Jersey-Maryland Interconnection (PJM Interconnection). Interchange delivery revenues reduce the rates charged to customers under fuel adjustment clauses and, thus, generally do not affect net income.

Electric merchant revenues, which are not subject to price regulation, increased $18.2 million and $30.3 million for the three- and six-month periods, respectively, due to efforts of the Company's new merchant group to sell power in competitive markets. The margin provided by electric merchant revenues in excess of related energy costs is relatively small due to the competitive nature of bulk commodity sales.

Gas Revenues
------------

Details of the changes in the various components of gas revenues for the three- and six-month periods ended June 30, 1997, as compared to the same periods in 1996, are shown below (dollars in millions):

                                                   Three       Six
                                                   Months     Months
                                                   ------     ------
        Non-fuel (Base Rate) Revenues              $   -       $(2.0)
        Fuel Revenues                                2.4         7.7
        Merchant Revenues                            7.3        14.4
                                                    ------     ------
                Total                               $9.7       $20.1
                                                    ======     ======

Gas non-fuel revenues decreased $2.0 million for the six-month period primarily due to a 12.5% decline in residential gas sales which resulted from milder winter weather in the first quarter. This weather-related sales revenue decrease was partly offset by additional sales revenues from a 2.5% increase in the average number of gas customers.

Gas fuel revenues increased $2.4 million and $7.7 million for the three- and six-month periods, respectively, due to higher fuel rates.

Gas merchant revenues increased $7.3 million and $14.4 million for the three- and six-month periods, respectively, primarily due to higher off-system gas sales. Gas merchant revenues also include fees earned for release of pipeline capacity and other services. Through June 30, 1997, most of the gas merchant revenues were subject to certain tariff provisions which reduce fuel rates for firm gas customers by 80% of the margin (revenues net of fuel costs) earned from such sales.


Other Services Revenues
-----------------------

Total revenues from "Other services" (as discussed in Note 1 to the Consolidated Financial Statements) increased from $15.8 million to $32.3 million for the three-month period, and from $30.6 million to $59.7 million for the six-month period. These revenue increases were principally due to acquisitions in late-1996 and the first quarter of 1997 of companies which provide HVAC and plumbing services. The acquired companies are part of Conectiv Services, Inc., a subsidiary named after Conectiv (the holding company which will own Delmarva and Atlantic upon consummation of the merger). The companies acquired by Conectiv Services, Inc. are located in Delaware, Maryland, and Pennsylvania. The Company expects that the services marketed by Conectiv Services, Inc. will help build customer relationships and brand recognition, leading customers to choose the Company as their energy supplier when such choice is available.

As discussed under "Additional Regulatory Matters" in Item 5 of Part II, certain interested trade groups backed legislation introduced in Delaware which would have prohibited the Company from actively engaging in HVAC and certain other activities. As a result of negotiation between the Company, interested trade groups, and legislators, joint resolutions were passed by the General Assembly. These joint resolutions bar the

Company from acquiring any new energy-related service business in Delaware, but not in other states, until the Delaware Public Service Commission submits its findings (expected in January 1998) concerning cross-subsidization and similar issues, after review of the Company's Cost Accounting Manual and Code of Conduct.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------

Electric fuel and purchased energy expenses increased $14.0 million and $35.1 million for the three- and six-month periods, respectively, mainly due to greater volumes of energy purchased for resale off-system and an increase in deferred fuel expense to offset higher fuel revenues. Incremental fuel-related costs associated with the Salem outages which were expensed decreased by $1.1 million and $2.9 million for the three- and six-month periods, respectively.

The kWh output required to serve load within the Company's service territory is substantially equivalent to total output less interchange deliveries. For the six months ended June 30, 1997, the Company's output for load within its service territory was provided by 36% coal generation, 30% net purchased power, 24% oil and gas generation, and 10% nuclear generation.


Gas Purchased
-------------

Gas purchased increased $9.6 million for the three-month period primarily due to larger volumes of gas purchased for resale off-system, partially offset by lower average prices. For the six-month period, gas purchased increased $21.6 million primarily due to larger volumes of gas purchased for resale off-system and also due to variances in energy costs deferred and subsequently expensed under the gas fuel adjustment clause.


Operation, Maintenance and Depreciation Expenses
------------------------------------------------

Operation and maintenance expenses increased $18.9 million and $35.3 million for the three- and six-month periods, respectively, primarily due to the cost of sales and other operating expenses of acquired HVAC companies (which are discussed under "Other Services Revenues"). Advertising costs to establish the Conectiv brand name and start-up costs related to the Company's plans to provide retail phone service and sell energy in deregulated retail markets also contributed to the operation and maintenance expense increase. (Refer to "Industry Change and Investment" for additional information concerning these types of expenses.) Expenses related to the Salem outage decreased by $0.7 million and $3.5 million for the three- and six-month periods, respectively.

Depreciation expense increased $1.8 million and $4.2 million due to completion of on-going construction projects and installation of new systems. The new systems support the Company's business unit management information needs and have also substantially resolved the "year 2000" problem.

On June 26, 1997, the Company and Atlantic announced that an enhanced retirement offer (ERO) and other employee separation programs are expected to be utilized to achieve workforce reductions concurrent with the merger of the two companies. The ERO and other employee separation programs are contingent on consummation of the merger. Employee separation costs related to Delmarva's employees and employee retraining costs will be expensed and are estimated to be approximately $30 million to $35 million before taxes ($18 million to $21 million after taxes). The actual cost of Delmarva's employee separation plans may vary from the estimate above depending on the number of employees who choose the ERO. Employee separation and relocation costs related to Atlantic's employees are expected to be included in the acquisition cost of the merged company.


Financing Costs
---------------

Financing costs reflected in the consolidated income statement include interest charges, allowance for funds used during construction (AFUDC), dividends on preferred securities of a subsidiary trust, and dividends on preferred stock. Financing costs increased $2.7 million ($1.2 million after income taxes) and $4.7 million ($2.0 million after income taxes) for the three- and six-month periods, respectively, mainly due to higher interest charges from the issuance of $124.2 million of Medium-Term Notes in February 1997 and higher miscellaneous interest expenses. The higher interest charges were partly offset by savings after income taxes of $0.5 million and $0.9 million for the three- and six-month periods, respectively, from the refinancing of $78.4 million of preferred stock in late-1996.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities increased from $99.0 million for the six months ended June 30, 1996 to $115.6 million for the six months ended June 30, 1997, primarily due to higher fuel revenues, net of related fuel costs.

Capital and acquisition expenditures for the six-month periods increased from $64.8 million to $92.9 million principally due to expenditures for the acquisition of HVAC service companies and construction of telecommunication assets. The telecommunication assets under construction include a network operations center and a five-mile fiber optic ring that will be accessible to 35 of the largest office buildings in the City of Wilmington, Delaware. In addition, the Company has installed a 50,000 line telephone switch and fiber optic ring connecting the new City of Wilmington ring and the network operations center. The HVAC and telecommunication expenditures are classified as "nonutility property, net" on the consolidated balance sheet.

In February 1997, the Company issued $124.2 million of unsecured Medium-Term Notes with maturities of 10 to 30 years and interest rates of 7.06% to 7.72%. The proceeds were used to refinance short-term debt. The Consolidated Statements of Cash Flows show a $101.8 million decrease in short-term debt for the six months ended June 30, 1997, which reflects the $124.2 million decrease from the refinancing, partly offset by a $22.4 million increase due to interim financing requirements. On the consolidated balance sheet as of December 31, 1996, $77.0 million of short-term debt was reclassified to long-term debt in order to recognize the amount of short-term debt which had been refinanced with Medium-Term Notes by February 7, 1997. Thus, balances as of June 30, 1997 compared to balances as of December 31, 1996 reflect a $47.2 million increase in long-term debt and a like decrease in short-term debt for the portion of the refinancing which occurred after February 7, 1997.

Long-term debt due within one year increased from $27.7 million as of December 31, 1996 to $52.8 million as of June 30, 1997, primarily due to the scheduled maturity on June 24, 1998 of $25.0 million of 5.69%, Medium-Term Notes.

During the first six months of 1997, the Company raised $12.1 million by issuing shares of common stock through the Dividend Reinvestment and Common Share Purchase Plan (DRIP). In contrast, the Company did not raise cash through the DRIP during the first six months of 1996 since shares were purchased in the open market to satisfy the plan's needs.

A shelf registration for $250 million of securities filed by the Company with the Securities and Exchange Commission (SEC) became effective May 12, 1997. The shelf registration is for the issuance of up to $250 million, in the aggregate, of common stock, preferred stock, Medium-Term Notes, and First Mortgage Bonds. The proceeds primarily will be used for financing the capital requirements of the Company, including capital and acquisition expenditures, and refinancing or redeeming the Company's outstanding long- and short-term securities.


Ratio of Earnings to Fixed Charges
----------------------------------

The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Method are shown below:

                                 12 Months
                                     Ended
                                   June 30,       Year Ended December 31,
                                              --------------------------------
                                      1997    1996   1995   1994   1993   1992
                                      ----    ----   ----   ----   ----   ----
Ratio of Earnings to:
 Fixed Charges                        2.91    3.33   3.54   3.49   3.47   3.03
 Fixed Charges, as Adjusted (1)       -       -      -      3.74   -      2.78
 Fixed Charges and Preferred
  Stock Dividends                     2.60    2.83   2.92   2.85   2.88   2.51
 Fixed Charges and Preferred
  Stock Dividends, as Adjusted (1)    -       -      -      3.05   -      2.30

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


Accounting for Deregulation of Utilities
----------------------------------------

The following discussion updates information previously disclosed under the caption "Competition and the Changing Regulatory Environment" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 Annual Stockholders' Report.

Prices charged to electric utility customers have historically been a "bundled" price which includes the electricity production cost and the delivery cost (transmission and distribution). Various state regulatory commissions and legislatures, as well as federal legislators, are considering or have approved changes to laws and regulations governing the pricing of electricity. These changes would generally deregulate the component of the price charged to a customer for the production of electricity. Under existing plans, the transmission and distribution of electricity would continue to be regulated. In light of these industry developments, issues have arisen concerning the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).

The Emerging Issues Task Force (EITF), which evaluates accounting issues under the direction of the Financial Accounting Standards Board (FASB), was asked to consider certain accounting issues related to deregulation of electricity production and continued application of SFAS No. 71. At a meeting held in July 1997, the EITF tentatively concluded that a utility should cease to apply SFAS No. 71 for the electricity production portion of its business no later than the date that a specific deregulation plan is enacted. Stranded costs and regulatory assets attributed to electricity production could continue to be recognized to the extent that a transition plan provides for their recovery through cash flows from the regulated transmission and distribution business.

Although the Company is conferring with its state regulators concerning deregulation of the electric utility industry, such a plan does not currently exist in Delaware, Maryland or Virginia (the states which have jurisdiction over the Company's retail electric utility business). For updated information concerning the status of restructuring the electric utility business in Delaware and Maryland, refer to Part II, Item 5.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings
-------------------------

Refer to "Salem Nuclear Generating Station" in Note 3 to the Consolidated Financial Statements for updated information concerning the Company's lawsuit against Public Service Enterprise Group, Inc. and PSE&G.

Refer to "Other" in Note 3 to the Consolidated Financial Statements for information concerning a lawsuit filed against the Company by a major customer.


Item 5. Other Information
-------------------------

Delmarva / Atlantic Merger Filings
----------------------------------

The following disclosure updates information previously reported under the caption of "The Company/Atlantic Merger Filings" on page I-15 of the Company's 1996 10-K.

On November 27, 1996, Delmarva and Atlantic filed their merger application at the Federal Energy Regulatory Commission (FERC). On March 3, 1997, the companies made supplemental filings pursuant to revised merger guidelines issued by the FERC in December 1996. On July 30, 1997, the FERC issued an order which approved the merger and the Company's proposed accounting for the merger, including the purchase method of accounting.

On February 24, 1997, the companies filed merger applications with the Delaware Public Service Commission (DPSC) and the New Jersey Board of Public Utilities (NJBPU). Merger applications were also filed on February 25, 1997 and April 18, 1997 with the Virginia State Corporation Commission
(VSCC) and the Maryland Public Service Commission (MPSC), respectively.

In Maryland, the MPSC approved the merger on July 16, 1997. Under the Maryland settlement, the Company will share a portion of cost savings expected to result from the merger by reducing Maryland retail electric base rates by $3.5 million, approximately one percent, effective the closing date of the merger. In addition, the Company will contribute $340,000 per year to certain economic development and societal programs in Maryland for three years.

In Virginia, the VSCC approved the merger on August 6, 1997. Under the Virginia settlement, the Company will share a portion of cost savings expected to result from the merger by reducing Virginia retail electric base rates by $0.4 million, approximately 1.5%, effective the closing date of the merger.

In Delaware, hearings and briefings have been completed. The Hearing Examiner is scheduled to issue a report on August 25, 1997, and the DPSC is expected to make its decision on September 9, 1997.

In New Jersey, hearings on the companies' direct case have been completed, and the companies anticipate the NJBPU will issue its final order by year-end.

On March 24, 1997, an application seeking approval of the merger was filed with the Pennsylvania Public Utility Commission. On April 30, 1997, an application seeking the consent of the Nuclear Regulatory Commission for the indirect transfer of control of Atlantic's interest in the operating license of the Hope Creek Nuclear Generating Station was filed. On July 2, 1997, the Company filed a Form U-1 with the SEC for approval of the merger and the holding company system structure under the Public Utility Holding Company Act of 1935. The Company expects to obtain approval of these applications by year-end.


Electric Industry Restructuring--Delaware
-----------------------------------------

In response to House Resolution No. 36 (passed June 30, 1997), the DPSC opened a new docket on July 15, 1997 to address issues surrounding the restructuring of the electric industry within Delaware and to provide the House of Representatives a report containing a recommendation and other possible alternative approaches by January 31, 1998. On August 8, 1997, the DPSC Staff issued a draft report. There will be a period for comments, public hearings, and reply comments before the Staff submits a final draft report to the Commission later this year. The DPSC will then issue a Final Report, with alternatives, to the House of Representatives. The Company will support the DPSC in this process and believes the discussions and information gathered since February 1996 under the Collaborative for Customer Choice will aid the DPSC and the Delaware General Assembly.


Electric Industry Restructuring--Maryland
-----------------------------------------

The MPSC Staff submitted its Report to the MPSC on May 30, 1997. The Staff proposes that investor-owned utility customers should be able to choose their electric suppliers by April 2001. The proposal calls for utilities to unbundle rates by April 1998. It also proposes to implement a prototype program that will phase in customer choice. Enrollment would begin in December 1998, with service commencing in April 1999. Ten percent of each customer class' load would be eligible the first year, 20% the second year, and 100% by 2001. Roundtable discussions will be organized and chaired by the MPSC Staff to address issues relating to the implementation of retail access programs. The Company filed comments on the Staff's report in June 1997 and the Commission will conduct hearings in mid-August 1997. The Company's primary concern relates to Staff's recommendation to retain a "regulated supply option" within a competitive market operation.


FERC PJM Interconnection Filing
-------------------------------

On April 1, 1997, the PJM Interconnection, as agent for the PJM
Interconnection transmission owners, began providing service under the PJM Interconnection Open Access Transmission Tariff. On April 1, 1997, another filing was made to further modify the PJM

Interconnection Agreement, converting it into an Operating Agreement for a limited liability company (PJM Interconnection, L.L.C.) in order to permit an independent board of directors to exercise oversight over the day-to-day operations of the PJM Interconnection Pool. On June 2, 1997, seven of the eight regional transmission owners, all of whom are members of the PJM Interconnection, including the Company, (Supporting Companies) submitted a filing to the FERC. This filing builds on the December 31, 1996 and April 1, 1997 filings, making only those additional changes necessary to accomplish the following objectives: (1) Establish an Independent System Operator that satisfies the FERC's principles; (2) Preserve reliability compatible with retail choice; (3) Clarify and improve the implementation of locational marginal pricing; and (4) Implement "up to" rates for non-firm, point-to-point transmission services. On June 9, 1997, PECO Energy Company and others filed a separate and directly competing proposal for restructuring the PJM Interconnection. On June 19, 1997, the Coalition for a Competitive Electric Market filed an additional proposal for pricing
transmission services and transmission congestion.   On July 14, 1997, the
PJM Interconnection, on behalf of the eight regional transmission owners, submitted revisions to the PJM Interconnection Tariff to comply with the requirements of FERC Order No. 888-A. Also, on July 14, 1997, the Supporting Companies submitted a request to the FERC for authorization to make market-based offers for sales though the PJM Interconnection Interchange Energy Market.


Additional Regulatory Matters
-----------------------------

On May 8, 1997, the MPSC established a procedural schedule for the quasi-legislative procedures to consider affiliated transactions and affiliate standards of conduct of gas and electric utilities. Initial comments were filed by all parties on July 17, 1997. Reply comments and legislative-type hearings are scheduled for October 1997. The Company has filed a Cost Accounting Manual (CAM) and Code of Conduct (Code) with the Delaware Public Service Commission and attached its CAM and Code to its comments filed in Maryland on July 17, 1997. The Company believes that its CAM and Code protects trade competitors against any unfair competitive advantages that the Company may be perceived to have as a result of its regulated utility operations.

As previously reported, the Company was actively opposing legislation introduced in the Delaware General Assembly in 1997 which would bar the Company (and any affiliate) from controlling, acquiring control or continuing to control any "Unregulated Energy Services Subsidiary," defined to include heating, ventilation and air conditioning (HVAC) installation and maintenance, certain electrical connection services, plumbing, pipefitting, propane sales, petroleum sales, mechanical contracting and appliance sales and service. Under the proposed legislation, while the Company would have been permitted to own or hold voting securities or other equity interests, it would not have been permitted to perform management services under contract with a subsidiary or share resources, employees, overhead, administrative or support costs. As a result of negotiation between the Company, interested trade groups, and legislators, joint resolutions were passed by the General Assembly. These joint resolutions require that, during the pendency of the case before the DPSC for the review and approval of Delmarva's CAM and Code, Delmarva will: (1) operate under the CAM and Code as filed; (2) not acquire any new energy services businesses in Delaware, nor increase the number of Delaware employees working for energy services businesses beyond a certain number; (3) allow the DPSC to examine the books and records of the Company's affiliates; and (4) give 20 days notice prior to completing any acquisitions of new affiliates in excess of $50,000. The legislation directs the DPSC to complete its review of the CAM and Code on or before February 1, 1998.


Pine Grove Landfill, Inc.
-------------------------

One of the Company's indirect subsidiaries, Pine Grove Landfill, Inc., which owns and operates a solid waste disposal facility in Pennsylvania, recently received approval of its landfill expansion application from the Pennsylvania Department of Environmental Protection. This approval gives the landfill sufficient additional capacity to continue in operation for several years.


New Clean Air Standards
-----------------------

On July 16, 1997, the United States Environmental Protection Agency promulgated final regulations which would amend the National Ambient Air Quality Standards by introducing standards for fine particulate matter and creating new ozone standards. Existing sources that cause or contribute to nonattainment regions will likely be subject to additional regulatory requirements, including possible emission reductions. New sources wanting to build facilities in nonattainment areas may also be subject to additional control requirements and may be required to offset their emissions. Because power plants emit certain air pollutants that could contribute to the formation of ambient ozone and fine particulate matter, there is a possibility that existing Company sources will be required to be retrofitted with additional air pollution controls in the future. Congressional intervention and/or litigation regarding the standards are probable. Due to these uncertainties, it is not presently possible to predict the potential impacts associated with implementation of these standards on the Company's facilities.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits
--------

Exhibit 12-A, Computation of Ratio of Earnings to Fixed Charges

Exhibit 12-B, Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27, Financial Data Schedule

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the second quarter of 1997.

On July 2, 1997, the Company filed an 8-K concerning a review of business strategy and the impact of growth initiatives on earnings.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Delmarva Power & Light Company
                                       ------------------------------
                                                (Registrant)




Date:   August 12, 1997                /s/ B. S. Graham
        ---------------               -----------------------------------
                                      B. S. Graham, Senior Vice President
                                      and Chief Financial Officer

                                 EXHIBIT INDEX





                                                        Exhibit   Page
                                                        Number   Number
                                                        -------  ------

Computation of ratio of earnings to fixed charges        12-A      25

Computation of ratio of earnings to fixed charges
 and preferred dividends                                 12-B      26

Financial Data Schedule                                  27        27