Form 10-Q
period 1997-09-30
DELMARVA POWER & LIGHT CO /DE/
filed 1997-11-12
CIK 27879

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q




/X/  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1997
                               ------------------------------------

Commission file number     1-1405

                         Delmarva Power & Light Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware and Virginia                                      51-0084283
 -------------------------                                --------------------
 (States of incorporation)                                 (I.R.S. Employer
                                                           Identification No.)

   800 King Street, P.O. Box 231, Wilmington, Delaware           19899
   ---------------------------------------------------         ----------
        (Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code         302-429-3527
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

	Yes     X		No
             -------                -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at September 30, 1997
   -----------------------------          ---------------------------------
   Common Stock, $2.25 par value                  61,207,261 Shares

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------

                               Table of Contents
                               -----------------

                                                                  Page No.
                                                                  --------

Part I.    Financial Information:

	Consolidated Balance Sheets as of September 30, 1997
        and December 31, 1996                                         1-2

	Consolidated Statements of Income for the three and
        nine months ended September 30, 1997 and 1996                   3

	Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1997 and 1996                   4

        Notes to Consolidated Financial Statements                    5-9

	Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         10-19

Part II.   Other Information and Signature                          20-26

                         PART I.  FINANCIAL INFORMATION

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                September 30,     December 31,
                                                    1997             1996
                                                -------------     ------------
                                                 (Unaudited)
                   ASSETS
                   ------
CURRENT ASSETS
   Cash and cash equivalents                          $32,831          $36,533
   Accounts receivable                                178,475          142,431
   Inventories, at average cost:
     Fuel (coal, oil, and gas)                         35,804           36,584
     Materials and supplies                            42,591           41,292
   Prepayments                                          9,868           20,233
   Deferred energy costs                               22,156           31,127
                                                -------------     ------------
                                                      321,725          308,200
                                                -------------     ------------
NONUTILITY PROPERTY AND INVESTMENTS
   Nonutility property, net                           107,016           63,023
   Investment in leveraged leases                      46,483           46,961
   Funds held by trustee                               38,511           34,735
   Other investments                                    8,481            4,155
                                                -------------     ------------
                                                      200,491          148,874
                                                -------------     ------------
UTILITY PLANT, AT ORIGINAL COST
   Electric                                         3,070,022        3,037,830
   Gas                                                238,868          229,362
   Common                                             153,649          136,897
                                                -------------     ------------
                                                    3,462,539        3,404,089
   Less:  Accumulated depreciation                  1,341,536        1,292,325
                                                -------------     ------------
   Net utility plant in service                     2,121,003        2,111,764
   Construction work-in-progress                       84,245          118,208
   Leased nuclear fuel, at amortized cost              32,798           31,513
                                                -------------     ------------
                                                    2,238,046        2,261,485
                                                -------------     ------------
DEFERRED CHARGES AND OTHER ASSETS
   Prepaid employee benefit costs                      47,568           35,146
   Unamortized debt expense                            13,479           13,858
   Deferred debt refinancing costs                     19,412           21,366
   Deferred recoverable income taxes                  127,294          137,561
   Other                                               63,514           52,663
                                                -------------     ------------
                                                      271,267          260,594
                                                -------------     ------------
TOTAL ASSETS                                       $3,031,529       $2,979,153
                                                =============     ============

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                September 30,     December 31,
                                                    1997             1996
                                                -------------     ------------
                                                 (Unaudited)
      CAPITALIZATION AND LIABILITIES
      ------------------------------
CURRENT LIABILITIES
   Short-term debt                                    $78,383          $74,355
   Long-term debt due within one year                  27,801           27,676
   Variable rate demand bonds                          83,500           85,000
   Accounts payable                                    80,110           81,628
   Taxes accrued                                       10,095            -
   Interest accrued                                    22,981           16,193
   Dividends declared                                  23,787           23,265
   Current capital lease obligation                    12,714           12,598
   Deferred income taxes, net                           4,684            7,276
   Other                                               32,936           31,489
                                                -------------     ------------
                                                      376,991          359,480
                                                -------------     ------------
DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes, net                         522,112          526,449
   Deferred investment tax credits                     40,582           42,501
   Long-term capital lease obligation                  21,740           20,552
   Other                                               31,184           31,522
                                                -------------     ------------
                                                      615,618          621,024
                                                -------------     ------------
CAPITALIZATION
   Common stock, $2.25 par value; 90,000,000
     shares authorized; shares outstanding:
     1997--61,207,261, 1996--60,682,719               139,104          136,765
   Additional paid-in capital                         525,833          508,300
   Retained earnings                                  302,897          293,604
                                                -------------     ------------
                                                      967,834          938,669
   Treasury shares, at cost:
     1997--616,788 shares, 1996--101,831 shares       (11,639)          (2,138)
   Unearned compensation                                 (323)          (1,618)
                                                -------------     ------------
     Total common stockholders' equity                955,872          934,913
   Cumulative preferred stock                          89,703           89,703
   Company obligated mandatorily redeemable
     preferred securities of subsidiary trust
     holding solely Company debentures                 70,000           70,000
   Long-term debt                                     923,345          904,033
                                                -------------     ------------
                                                    2,038,920        1,998,649
                                                -------------     ------------
TOTAL CAPITALIZATION AND LIABILITIES               $3,031,529       $2,979,153
                                                =============     ============

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                                     Three Months Ended             Nine Months Ended
                                                        September 30                   September 30
                                                ------------------------      -------------------------
                                                     1997           1996            1997           1996
                                                ---------      ---------      ----------      ---------
OPERATING REVENUES
 Electric                                        $332,391       $279,025        $841,362       $756,559
 Gas                                               39,315         13,852         127,731         82,164
 Other services                                    28,796         15,463          88,456         46,019
                                                ---------      ---------      ----------      ---------
                                                  400,502        308,340       1,057,549        884,742
                                                ---------      ---------      ----------      ---------
OPERATING EXPENSES
 Electric fuel and purchased energy               128,411         90,768         317,351        244,593
 Gas purchased                                     32,246          7,280          90,430         43,844
 Purchased electric capacity                        6,980          8,194          20,936         25,147
 Operation and maintenance                        103,143         83,170         299,111        243,800
 Depreciation                                      34,291         31,910         101,807         95,218
 Taxes other than income taxes                      9,922          9,482          27,879         26,668
                                                ---------      ---------      ----------      ---------
                                                  314,993        230,804         857,514        679,270
                                                ---------      ---------      ----------      ---------
OPERATING INCOME                                   85,509         77,536         200,035        205,472
                                                ---------      ---------      ----------      ---------
OTHER INCOME
 Allowance for equity funds used
  during construction                                 -              293             -              774
 Other income                                       2,021          1,587           5,000          4,531
                                                ---------      ---------      ----------      ---------
                                                    2,021          1,880           5,000          5,305
                                                ---------      ---------      ----------      ---------
INTEREST EXPENSE
 Interest charges                                  20,932         18,607          62,450         55,387
 Allowance for borrowed funds used during
  construction and capitalized interest              (791)          (868)         (3,027)        (2,317)
                                                ---------      ---------      ----------      ---------
                                                   20,141         17,739          59,423         53,070
                                                ---------      ---------      ----------      ---------
DIVIDENDS ON PREFERRED SECURITIES
 OF A SUBSIDIARY TRUST                              1,422            -             4,266            -
                                                ---------      ---------      ----------      ---------
INCOME BEFORE INCOME TAXES                         65,967         61,677         141,346        157,707

INCOME TAXES                                       26,556         24,642          58,145         63,204
                                                ---------      ---------      ----------      ---------
NET INCOME                                         39,411         37,035          83,201         94,503

DIVIDENDS ON PREFERRED STOCK                        1,092          2,430           3,391          7,293
                                                ---------      ---------      ----------      ---------
EARNINGS APPLICABLE TO COMMON STOCK               $38,319        $34,605         $79,810        $87,210
                                                =========      =========      ==========      =========
COMMON STOCK
 Average shares outstanding (000)                  61,247         60,667          61,093         60,709
 Earnings per average share                         $0.63          $0.57           $1.31          $1.44
 Dividends declared per share                   $0.38 1/2      $0.38 1/2       $1.15 1/2      $1.15 1/2


See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                    Nine Months Ended
                                                                       September 30
                                                                 ------------------------
                                                                  1997            1996
                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $83,201         $94,503
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                106,269          99,291
    Investment tax credit adjustments, net                        (1,919)         (1,920)
    Deferred income taxes, net                                     3,338          20,293
    Net change in:
      Accounts receivable                                        (33,771)         (3,864)
      Inventories                                                   (123)           (693)
      Accounts payable                                            (2,614)        (13,362)
      Other current assets & liabilities                          35,559          (6,488)
  Other, net                                                      (7,631)        (10,097)
                                                                ---------       ---------
  Net cash provided by operating activities                      182,309         177,663
                                                                ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital and acquisition expenditures                          (135,179)       (110,304)
  Decrease in bond proceeds held in trust funds                    1,225           5,526
  Deposits to nuclear decommissioning trust funds                 (3,180)         (2,825)
  Other, net                                                         220          (1,655)
                                                                ---------       ---------
  Net cash used by investing activities                         (136,914)       (109,258)
                                                                ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends:       Common                                        (70,266)        (69,968)
                   Preferred                                      (3,119)         (7,428)
  Issuances:       Long-term debt                                124,200             -
                   Common stock                                   17,711              50
  Redemptions:     Long-term debt                                (27,256)           (939)
                   Variable rate demand bonds                     (1,500)            -
                   Common stock                                   (7,274)         (4,599)
  Principal portion of capital lease payments                     (4,462)         (4,073)
  Net change in short-term debt                                  (72,972)         18,033
  Cost of issuances and refinancings                              (4,159)           (152)
                                                               ----------       ---------
  Net cash used by financing activities                          (49,097)        (69,076)
                                                               ----------       ---------
  Net change in cash and cash equivalents                         (3,702)           (671)
  Cash and cash equivalents at beginning of period                36,533          28,951
                                                               ----------       ---------
  Cash and cash equivalents at end of period                     $32,831         $28,280
                                                               ==========       =========

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

Certain reclassifications, not affecting net income, have been made to conform amounts reported for the three- and nine-month periods ended September 30, 1996 to the current presentation. Primarily, the operating results of nonutility subsidiaries were reclassified from "Other income" into other classifications within the income statement. Revenues from "Other services" includes revenues of the nonutility subsidiaries and revenues from the parent company's nonutility activities. Refer to "Nonutility Business" on page I-3 of the Company's 1996 report on Form 10-K for additional information concerning these activities.


2. Pending Merger with Atlantic
   ----------------------------

As previously reported in Note 4 to the Consolidated Financial Statements of the Company's 1996 Annual Stockholders' Report, on August 12, 1996, the Company announced plans to merge with Atlantic Energy, Inc. (Atlantic).

Regulatory Approvals and Base Rate Decreases
--------------------------------------------

Regulatory approvals of the planned merger have been obtained from the Federal Energy Regulatory Commission, Delaware Public Service Commission
(DPSC), Maryland Public Service Commission (MPSC), Virginia State Corporation Commission (VSCC), and Pennsylvania Public Utility Commission. The Company has merger applications pending before the New Jersey Board of Public Utilities, the Nuclear Regulatory Commission, and the Securities and Exchange Commission. The Company expects to obtain approval of these applications by year-end or early 1998.

Under the merger approval settlement agreements with the DPSC, MPSC, and VSCC, the Company will reduce retail base rates in order to share with utility customers a portion (ranging from approximately 50% to 60%) of the cost savings expected to result from the merger. The annualized amounts of the retail base rate decreases are as follows:

                           Annualized Base
 Jurisdiction              Rate Decrease        Effective Date
 ------------------------  -------------------  ------------------------------
 Delaware retail electric  $7.5 million (1.5%)  merger date
 Delaware retail electric  $0.6 million (0.1%)  one year after the merger date
 Delaware retail electric  $0.4 million (0.1%)  two years after the merger date
 Delaware gas              $0.5 million (0.5%)  two years after the merger date
 Maryland retail electric  $3.5 million (1.3%)  merger date
 Virginia retail electric  $0.4 million (1.5%)  merger date

In addition, the Company will contribute $340,000 per year to certain economic development and societal programs in Maryland for three years after the merger.

Enhanced Retirement Offer
-------------------------

On June 26, 1997, the Company and Atlantic announced that enhanced retirement offers (ERO) and other employee separation programs are expected to be utilized to achieve workforce reductions concurrent with the merger of the two companies. The ERO and other employee separation programs are contingent on consummation of the merger. Employee separation costs related to Delmarva's employees and employee retraining costs will be expensed and are estimated to be approximately $30 million to $35 million before taxes ($18 million to $21 million after taxes). The actual cost of Delmarva's employee separation plans may vary from the estimate above depending on the number of employees who choose the ERO.


3.  Debt
    ----

The Company redeemed $25 million of 6 3/8% First Mortgage Bonds at maturity in September 1997 through the issuance of short-term debt.

In October 1997, the Company initiated a public offering of up to $75 million of unsecured Medium-Term Notes. Through November 12, 1997, the Company had issued $22 million of unsecured Medium-Term Notes with maturities of 5 to 8 years and interest rates of 6.6% to 6.8%. The proceeds are being used to refinance short-term debt.


4.  Pine Grove Landfill
    -------------------

On October 17, 1997, a subsidiary of the Company signed an agreement for the sale of the Pine Grove Landfill and its related waste-hauling company. The subsidiaries being sold have a net book value of approximately $13 million and reported revenues in 1996 of approximately $14 million. In the fourth quarter of 1997, the Company expects to receive gross proceeds from the sale of approximately $46 million, of which $13 million will be used to pay off debt not assumed by the buyer, resulting in net proceeds of approximately $33 million.

5.  Contingencies
    -------------

Salem Nuclear Generating Station
--------------------------------

The Company owns 7.41% of Salem Nuclear Generating Station (Salem), which consists of two pressurized water nuclear reactors operated by Public Service Electric & Gas Company (PSE&G). Salem Units 1 and 2 were removed from operation by PSE&G in May 1995 and June 1995, respectively, due to operational problems, and maintenance and safety concerns. Due to degradation of a significant number of tubes in the Unit 1 steam generators, PSE&G replaced the Unit 1 steam generators. PSE&G expects that fuel loading for Unit 1 will begin by the end of November and Unit 1 will return to service in early-1998, subject to approval of the Nuclear Regulatory Commission (NRC).

After receiving NRC authorization, PSE&G returned Unit 2 to service on August 30, 1997. The NRC plans to complete a final performance assessment of Unit 2 after approximately two months of full power operations.

On August 26, 1997, the DPSC approved a settlement regarding the ratemaking treatment of the Salem replacement power costs. Under the terms of the settlement, approximately one-half of replacement power costs apportioned to the Delaware jurisdiction were disallowed from recovery through the fuel adjustment rate. Through August 30, 1997 (the date Unit 2 was restarted), this disallowance amounted to approximately $11.3 million which is equivalent to approximately $18.4 million on a total system basis. From August 30, 1997 through the restart of Unit 1, an additional disallowance of $15,200 per day ($25,000 per day on a system basis) will be incurred under the terms of the settlement in Delaware.

In May 1997, the Company settled its lawsuit against PSE&G concerning Salem operations. PSE&G agreed to pay the Company approximately $12 million on December 31, 1997, in settlement of all claims related to the lawsuit.
(For additional information concerning terms of the lawsuit settlement with PSE&G, refer to Note 3 to the Company's second quarter 1997 report on Form 10-Q.) The Company's settlement with Delaware provides that the Company will retain the first $4.8 million ($8.0 million on a system basis) of proceeds from the lawsuit settlement with PSE&G. The next $2.4 million ($4.0 million on a system basis) of lawsuit settlement proceeds will benefit customers.

On a system basis, the Company has expensed $12.2 million of replacement power costs related to the Salem outage since the start of the outage. Based on the restart of Unit 2 and the scheduled restart of Unit 1, amounts previously expensed by the Company, the lawsuit settlement with PSE&G, and the settlement in Delaware, the Company does not expect future earnings to be significantly impacted by the lawsuit settlement or replacement power costs disallowed for ratemaking purposes.

As previously reported, on February 27, 1996, the co-owners of Salem, including the Company, filed a complaint in the United States District Court for New Jersey against Westinghouse Electric Corporation (Westinghouse), the designer and manufacturer of the Salem steam generators. The complaint, which seeks to recover from Westinghouse the costs associated with and resulting from the cracks discovered in Salem's steam generators and with replacing such steam generators, alleges violations of federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts, fraud, negligent misrepresentation and breach of contract. The estimated replacement cost of such generators is between $150 million and $170 million. On October 1, 1997, Westinghouse filed a motion for summary judgment. The parties are currently briefing the summary judgment motion with a decision expected after December 5, 1997.
No trial date has been set. The Company cannot predict the outcome of this lawsuit.


Environmental Matters
---------------------

The Company is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. The disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company is currently a potentially responsible party (PRP) at three federal superfund sites and is alleged to be a third-party contributor at three other federal superfund sites. The Company also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. There is $2 million included in the Company's current liabilities as of December 31, 1996 and September 30, 1997 for clean-up and other potential costs related to the federal and state superfund sites. The Company does not expect such future costs to have a material effect on the Company's financial position or results of operations.


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


Other
-----

On February 6, 1997, a major customer of the Company filed a lawsuit in the Delaware Superior Court alleging negligence and breach of contract against the Company in relation to electric system outages that occurred on March 28, 1996 and May 14, 1996. The complaint asks for actual damages in excess of $41 million and for special and punitive damages in unspecified amounts. The Company believes that its insurance will cover any amounts awarded in this lawsuit in excess of $1 million for each outage. There is $2 million included in the Company's current liabilities as of December 31, 1996 and September 30, 1997 for claims related to the outages. The Company cannot predict the outcome of this lawsuit.


6.  Supplemental Cash Flow Information
    ----------------------------------

                                  Nine Months Ended
                                    September 30,
                                  -----------------
Cash paid for                      1997      1996
                                  -------   -------
(Dollars in thousands)
  Interest, net of amounts
    capitalized                   $50,026   $44,669
  Income taxes, net of refunds    $42,721   $39,226

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Earnings Summary
----------------

Earnings per share were $0.63 for the three months ended September 30, 1997 compared to $0.57 for the three months ended September 30, 1996. The $0.06 increase in earnings per share was primarily due to higher net electric revenues which resulted from warmer summer weather and customer growth. Higher capital costs and anticipated cost increases associated with investments that are positioning the Company to compete in deregulated energy markets constrained the earnings increase.

Earnings per share were $1.31 for the nine months ended September 30, 1997 compared to $1.44 for the nine months ended September 30, 1996. The $0.13 decrease in earnings per share was primarily due to the expected cost increases discussed above and milder winter weather in the first quarter which lowered sales to residential customers and decreased electric and gas revenues, net of fuel costs. These factors were mitigated by lower outage expenses associated with the Salem nuclear generating units and additional net electric revenues from warmer summer weather. Outage costs for the Salem nuclear generating units decreased earnings per share by about $0.06 in the current nine month period compared to a $0.15 per share decrease for the same period last year.


Earnings Outlook
----------------

Strategic Investments

As deregulation of the electric industry continues to unfold, the Company is moving ahead with its plan to become a prominent regional player by being first into new markets that complement its utility business and by enhancing its ability to serve additional customers outside its traditional borders. (See "New Business Activities" below.) To accomplish its objectives, the Company has been increasing its investments in marketing/branding programs, new businesses, and infrastructure systems.
As a result of these investments, the Company anticipates 1997 and 1998 earnings per share, excluding any unusual one-time charges or gains, will be lower than results for the past two years. Beyond 1998, the Company expects that its investments will yield additional revenues that will result in earnings growth which will exceed the industry average.

Atlantic Merger

A portion of the cost savings from the planned merger with Atlantic Energy, Inc. (Atlantic) will serve to reduce customers' rates and the balance of the cost savings will positively impact earnings of the merged company (Conectiv). Pursuant to settlement agreements approving the planned merger, the Company will decrease retail customer non-fuel (base) rates by an aggregate total of $13 million in Delaware, Maryland, and Virginia. The New Jersey merger application is pending and approval is expected before year-end.

Concurrent with the merger, the Company and Atlantic plan to achieve workforce reductions through ERO and other employee separation programs. The cost of Delmarva's employee separation programs are currently estimated to be $30 million to $35 million before income taxes ($18 million to

$21 million after income taxes). The actual cost of Delmarva's employee separation plans may vary from this estimate depending on the number of employees who choose the ERO. Refer to Note 2 to the Consolidated Financial Statements for additional information concerning the pending merger.

Other Matters

As previously reported, in August 1996, Old Dominion Electric Cooperative
(ODEC), the Company's largest resale customer, notified the Company that it will reduce its load of approximately 200 megawatts (MW) by 60 MW on September 1, 1998, and will further reduce its load to zero on September 1, 2001. The Company expects to secure a contract for the 60 MW portion of ODEC's load; however, lower pricing is expected which would decrease earnings per share by $0.06 to $0.08 on an annualized basis beginning September 1, 1998.

The Company was recently advised by its actuary that the Company's annual pension cost for 1997 will be lower than previously estimated. In accordance with the Company's accounting policies, the change in estimated pension cost will be recognized over the remainder of the year. Operating expenses in the fourth quarter will be reduced by approximately $7 million ($4.2 million after income taxes) due to recording the change in estimated pension cost.

In the fourth quarter, the Company expects to close an agreement for the sale of the Pine Grove Landfill and its related waste-hauling company. The subsidiaries being sold have a net book value of approximately $13 million and the sale is expected to result in net proceeds of approximately $33 million.


New Business Activities
-----------------------

On June 30, 1997, the Company launched a campaign to introduce the new Conectiv brand and Conectiv's products and services. The campaign explains that Conectiv will be more than a power company and will offer one-stop shopping for energy, telecommunications, heating and cooling, and related services for homes and businesses. This campaign will run through the end of the year and has been a key means of acquiring customers in the pilot programs discussed below.

The Company recently began successfully participating in several retail energy pilot programs. In the Pennsylvania electric pilot program, Conectiv Energy, a division of the Company, signed up more than 27,000 residential and 5,000 small business customers. However, the pilot was oversubscribed. After a lottery, Conectiv Energy retained about 7,000 residential and 700 small business customers. In Monroe Township, New Jersey, Conectiv Energy will begin supplying electricity to 9,680 residential and 850 commercial and industrial customers this fall. Conectiv Energy is the first utility to participate in New Jersey's only customer choice electric pilot program. In gas pilot programs, Conectiv Energy gained 7,000 customers in suburban Washington, D.C. and 1,100 customers in Southern New Jersey.

In September 1997, the Company announced that Conectiv Energy and
Connecticut Energy Corporation formed a joint venture to sell natural gas, electricity, fuel oil, and other energy-related products and services in New York and New England.

The Company's subsidiary, Conectiv Communications, Inc., recently began testing its fiber optic telecommunications system. Conectiv Communications expects to begin providing local and long distance phone service in Delaware and Pennsylvania during the fourth quarter.


Electric Industry Restructuring
-------------------------------

In response to the Delaware House of Representatives initiative (House Resolution No. 36), the Delaware Public Service Commission (DPSC), on July 15, 1997, opened a docket to address possible alternative approaches to the restructuring of the electric utility industry in Delaware. On August 8, 1997, the DPSC Staff issued its first draft report recommending a four-year phase-in of full retail choice beginning April 1, 1999. After receiving comments from other parties, the DPSC Staff issued its second draft report recommending a three-year phase-in which would start twelve months after legislation is passed by the State Legislature. During the three year phase-in, customers would be open to retail choice in equal annual installments of one-third per year. The DPSC Staff recommends that a default supplier be established to serve all customers who do not choose an alternative supplier and that the default supplier should offer a regulated "standard offer" generation price capped throughout the transition period at the lower of the generation rate without customer choice or the market price for retail generation services. The DPSC Staff recommends that utilities be given the flexibility to deregulate generation assets when they choose, on the condition that they provide a standard offer for generation service at market prices. All deregulated generation assets must be structurally separated from the utility's transmission and distribution (T&D) investments. The DPSC Staff also recommended that utilities file with the DPSC revenue-neutral unbundled rates separating generation from T&D by two months after any restructuring legislation is signed into law, and a comprehensive analysis of market power by nine months after the legislation is signed into law. The unbundled rates for T&D would continue to be set on a cost-of-service basis. Further, a utility that demonstrates a significant amount of non-mitigatable stranded costs should be given the opportunity to recover an appropriate portion of those costs through a Market Transition Charge
(MTC). In addition, a non-bypassable system benefits charge should be established to finance energy efficiency investments and other public policy programs at current levels.

Public hearings were held in October. Comments on the DPSC Staff's second draft report were filed on November 4, 1997. The DPSC Staff expects to issue a final draft report by November 21, for consideration by the DPSC in December. The DPSC is scheduled to submit recommendations to the House of Representatives by January 31, 1998.

For information concerning electric industry restructuring activities in Maryland, refer to Part II, Item 5 in the Company's report on Form 10-Q for the second quarter of 1997. The Maryland Public Service Commission is expected take action on this matter by year-end.

Accounting for Deregulation of Utilities
----------------------------------------

Prices charged to electric utility customers have historically been a "bundled" price which includes the electricity production cost and the delivery cost (transmission and distribution). Various state regulatory commissions and legislatures, as well as federal legislators, are considering or have approved changes to laws and regulations governing the pricing of electricity. These changes would generally deregulate the component of the price charged to a customer for the production of electricity. Under existing plans, the transmission and distribution of electricity would continue to be regulated. The Emerging Issues Task Force
(EITF), which evaluates accounting issues under the direction of the Financial Accounting Standards Board (FASB), was asked to review accounting issues related to deregulation of electricity production and continued application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).

Final accounting guidance recently issued by the EITF concluded that a utility should cease to apply SFAS No. 71 for the electricity production portion of its business no later than the date that a specific deregulation plan is enacted. Stranded costs and regulatory assets attributed to electricity production could continue to be recognized to the extent that a transition plan provides for their recovery through cash flows from the regulated transmission and distribution business.

As discussed above and in previously filed reports on Form 10-K and Form 10-Q, proposals concerning deregulation of the electric utility industry are being considered in Delaware, Maryland, and Virginia (the states which have jurisdiction over the Company's retail electric utility business). However, no electric utility industry deregulation plan has been yet agreed to, ordered or legislated in Delaware, Maryland or Virginia. Thus, at this time, the Company cannot predict if or when it would cease applying SFAS No. 71, and the related financial impacts of discontinuing SFAS No. 71.

Please refer to the information previously disclosed under the caption "Competition and the Changing Regulatory Environment" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 Annual Stockholders' Report for additional information concerning accounting issues associated with deregulation and competition.

Electric Revenues
-----------------

Details of the changes in the various components of electric revenues for the three- and nine-month periods ended September 30, 1997, as compared to the same periods in 1996, are shown below (dollars in millions):


                                                Three        Nine
                                                Months      Months
                                                ------      ------
        Non-fuel (Base Rate) Revenues           $11.3       $ 3.6
        Fuel Revenues                             8.5        26.9
        Interchange Delivery Revenues           (12.6)      (22.5)
        Merchant Revenues                        46.2        76.8
                                                ------      ------
           Total                                $53.4       $84.8
                                                ======      ======

Electric non-fuel revenues increased $11.3 million for the three-month period primarily due to warmer summer weather and customer growth. For the nine-month period, the increase in electric non-fuel revenues from the warmer summer weather and customer growth was largely offset by the unfavorable impact of milder winter weather, resulting in a $3.6 million increase. Total retail electric kilowatt-hour (kWh) sales increased 5.1% and 1.6% for the three-month and nine-month periods, respectively.

Electric fuel revenues increased $8.5 million and $26.9 million for the three- and nine-month periods, respectively, due to higher retail electric fuel rates and higher sales. Fuel revenues, or electric fuel costs billed to customers, generally do not affect net income, since the expense recognized as fuel costs is adjusted to match the fuel revenues. The amount of under- or over-recovered fuel costs is deferred until it is subsequently recovered from or returned to utility customers.

Interchange delivery revenues decreased $12.6 million and $22.5 million for the three- and nine-month periods, respectively, mainly due to lower output available for sale to the Pennsylvania-New Jersey-Maryland Interconnection (PJM Interconnection). Interchange delivery revenues reduce the rates charged to customers under fuel adjustment clauses and, thus, generally do not affect net income.

Electric merchant revenues, which are not subject to price regulation, increased $46.2 million and $76.8 million for the three- and nine-month periods, respectively, due to efforts of the Company's new merchant group to sell power in competitive markets. The margin provided by electric merchant revenues in excess of related energy costs is relatively small due to the competitive nature of bulk commodity sales.

Gas Revenues
------------

Details of the changes in the various components of gas revenues for the three- and nine-month periods ended September 30, 1997, as compared to the same periods in 1996, are shown below (dollars in millions):

                                           Three        Nine
                                           Months      Months
                                           ------      ------
        Non-fuel (Base Rate) Revenues      $ 0.3       $(1.6)
        Fuel Revenues                        0.4         8.0
        Merchant Revenues                   24.8        39.2
                                           ------      ------
          Total                            $25.5       $45.6
                                           ======      ======


Gas non-fuel revenues decreased $1.6 million for the nine-month period primarily due to an 11.7% decline in residential gas sales from milder winter weather in the first quarter. This weather-related sales revenue decrease was partly offset by additional sales revenues from a 2.5% increase in the average number of gas customers.

Gas fuel revenues increased $0.4 million and $8.0 million for the three- and nine-month periods, respectively, due to higher fuel rates.

Gas merchant revenues increased $24.8 million and $39.2 million for the three- and nine-month periods, respectively, primarily due to higher off-system gas sales. Gas merchant revenues also include fees earned for release of pipeline capacity and other services. Similar to electric merchant revenues, the margin provided by gas merchant revenues in excess of related purchased gas costs is relatively small due to the competitive nature of bulk commodity sales.


Other Services Revenues
-----------------------

Total revenues from "Other services" (as discussed in Note 1 to the Consolidated Financial Statements) increased from $15.5 million to $28.8 million for the three-month period, and from $46.0 million to $88.5 million for the nine-month period. These revenue increases were principally due to acquisitions, by Conectiv Services, Inc., of companies which provide HVAC (heating, ventilation, and air conditioning) and plumbing services. Lower revenues from real estate activities partly offset the revenue increases. The companies acquired by Conectiv Services, Inc. are located in Delaware, Maryland, and Pennsylvania. The services marketed by Conectiv Services, Inc. will help build customer relationships and brand recognition, and influence customers to choose the Company as their energy supplier.

Refer to "Regulatory Matters" in Item 5 of Part II for a discussion of regulatory issues concerning HVAC and certain other business activities.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------

Electric fuel and purchased energy expenses increased $37.6 million and $72.8 million for the three- and nine-month periods, respectively, mainly due to greater volumes of energy purchased for sale on- and off-system and higher deferred energy expenses, partly offset by lower kWh output for interchange deliveries.

The kWh output required to serve load within the Company's service territory is substantially equivalent to total output less interchange deliveries. For the nine months ended September 30, 1997, the Company's output for load within its service territory was provided by 36% coal generation, 32% net purchased power, 22% oil and gas generation, and 10% nuclear generation.


Gas Purchased
-------------

Gas purchased increased $25.0 million for the three-month period and $46.6 million for the nine-month period mainly due to larger volumes of gas purchased for resale off-system.


Operation and Maintenance Expenses
----------------------------------

Operation and maintenance expenses increased $20.0 million and $55.3 million for the three- and nine-month periods, respectively. These increases were due to the cost of sales and operating expenses of acquired HVAC companies (as discussed under "Other Services Revenues"), advertising costs to establish the Conectiv brand name, telecommunication start-up costs, and other expense increases. Lower Salem outage expenses and decreased cost of sales for subsidiaries' real estate activities reduced the increases in total operation and maintenance expenses for the three- and nine-month periods.


Depreciation Expense
--------------------

Depreciation expense increased $2.4 million and $6.6 million for the three- and nine-month periods, respectively, due to completion of on-going construction projects and installation of new systems. The new systems support the Company's business unit management information needs and have also substantially resolved the "year 2000" problem.

Financing Costs
---------------

Financing costs reflected in the consolidated income statement include interest charges, allowance for funds used during construction (AFUDC), dividends on preferred securities of a subsidiary trust, and dividends on preferred stock. Financing costs increased $2.8 million and $7.5 million for the three- and nine-month periods, respectively, mainly due to higher interest charges from the issuance of $124.2 million of Medium-Term Notes in February 1997.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $182.3 million for the nine months ended September 30, 1997 compared to $177.7 million for the nine months ended September 30, 1996. Higher cash flows attributed to increased regulated fuel revenues net of fuel costs were largely offset by working capital requirements associated with the Company's electric and gas merchant businesses.

Capital and acquisition expenditures for the nine-month periods increased from $110.3 million to $135.2 million principally due to acquisition of HVAC service companies, construction of telecommunication assets, and merger-related costs, partly offset by lower utility construction expenditures. Aggregate capital and acquisition expenditures for the HVAC service and telecommunication businesses were approximately $38 million and are classified as "nonutility property, net" on the consolidated balance sheet.

In February 1997, the Company issued $124.2 million of unsecured Medium-Term Notes with maturities of 10 to 30 years and interest rates of 7.06% to 7.72%. The proceeds were used to refinance short-term debt. The $73.0 million decrease in short-term debt shown on the Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 reflects the $124.2 million decrease from the refinancing, partly offset by a $51.2 million increase for interim financing requirements, including $25.0 million for redemption of the 6 3/8% First Mortgage Bonds which matured September 1, 1997.

The balances of long-term debt due within one year were approximately the same as of September 30, 1997 and December 31, 1996 since the $25.0 million decrease from redemption of the 6 3/8% First Mortgage Bonds was offset by a $25.0 million increase from the scheduled maturity in June 1998 of 5.69%, Medium-Term Notes.

On the consolidated balance sheet as of December 31, 1996, $77.0 million of short-term debt was reclassified to long-term debt in order to recognize the amount of short-term debt which had been refinanced with Medium-Term Notes by February 7, 1997. Thus, balances as of September 30, 1997 compared to balances as of December 31, 1996 reflect a $47.2 million increase in long-term debt and a like decrease in short-term debt for the portion of the refinancing which occurred after February 7, 1997.

During the first nine months of 1997, the Company raised $17.7 million by issuing shares of common stock through the Dividend Reinvestment and Common Share Purchase Plan (DRIP). In contrast, the Company did not raise cash through the DRIP during the first nine months of 1996 since shares were purchased in the open market to satisfy the plan's needs.

A shelf registration for $250 million of securities filed by the Company with the Securities and Exchange Commission (SEC) became effective May 12, 1997. The shelf registration is for the issuance of up to $250 million, in the aggregate, of common stock, preferred stock, Medium-Term Notes, and First Mortgage Bonds. The proceeds primarily will be used for financing the capital requirements of the Company, including capital and acquisition expenditures, and refinancing or redeeming the Company's outstanding long- and short-term securities. Pursuant to the shelf registration, the Company initiated a public offering of up to $75 million of unsecured Medium-Term Notes in October and November 1997.

In the fourth quarter of 1997, the Company expects to receive approximately $46 million of gross proceeds from the sale of Pine Grove Inc., of which $13 million will be used to pay off debt not assumed by the buyer. The Company also expects to receive in the fourth quarter $12 million from PSE&G for settlement of the Salem litigation. Please refer to Notes 4 and 5 to the Consolidated Financial Statements for more information.


Ratio of Earnings to Fixed Charges
----------------------------------

The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Method are shown below:

                                  12 Months
                                     Ended
                                  September 30,     Year Ended December 31,
                                                  ----------------------------
                                       1997       1996  1995  1994  1993  1992
                                  -------------   ----  ----  ----  ----  ----
Ratio of Earnings to:
  Fixed Charges                        2.88       3.33  3.54  3.49  3.47  3.03
  Fixed Charges, as Adjusted (1)         -          -     -   3.74    -   2.78
  Fixed Charges and Preferred
   Stock Dividends                     2.64       2.83  2.92  2.85  2.88  2.51
  Fixed Charges and Preferred
   Stock Dividends, as Adjusted (1)      -          -     -   3.05    -   2.30

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings
-------------------------

Refer to "Salem Nuclear Generating Station" in Note 5 to the Consolidated Financial Statements for information concerning the Company's lawsuit against Westinghouse Electric Corporation.

Refer to "Other" in Note 5 to the Consolidated Financial Statements for information concerning a lawsuit filed against the Company by a major customer.

On August 18, 1997, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued an Administrative Penalty
Assessment of $282,000 against the Company for alleged environmental reporting violations at the Hay Road Power Complex (HRPC). The fine was assessed in connection with the Company's inability to file complete quarterly emissions reports in 1995 due to hardware and software problems associated with continuous emissions monitors at the HRPC. The Company has appealed the Administrative Penalty Assessment and currently is engaged in settlement discussions with DNREC.


Item 5. Other Information
-------------------------

Regulatory Matters
------------------

On May 8, 1997, the MPSC established a procedural schedule for the quasi-legislative procedures to consider affiliated transactions and affiliate standards of conduct of gas and electric utilities. Initial comments were filed by all parties on July 17, 1997. Reply comments and legislative-type hearings occurred in October 1997. The Company has filed a Cost Accounting Manual (CAM) and Code of Conduct (Code) with the DPSC and attached its CAM and Code to its comments filed in Maryland on July 17, 1997. The Company believes that its CAM and Code protects trade competitors against any unfair competitive advantages that the Company may be perceived to have as a result of its regulated utility operations.

As previously reported, the Company filed a CAM and Code in February 1997 which is under review by the DPSC. Joint resolutions passed by the Delaware General Assembly in mid-1997 provide that during the pendency of the case before the DPSC, the Company will: (1) operate under the CAM and Code as filed; (2) not acquire any new energy services businesses in Delaware, nor increase the number of Delaware employees working for energy services businesses beyond a certain number; (3) allow the DPSC to examine the books and records of the Company's affiliates; and (4) give 20 days notice prior to completing any acquisitions of new affiliates in excess of $50,000. The legislation directs the DPSC to complete its review of the CAM and Code on or before February 1, 1998.

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

On October 27, 1997, the Company filed an 8-K concerning a pending sale of its Pine Grove Landfill and related wasted-hauling company.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Delmarva Power & Light Company
                                      ------------------------------
                                               (Registrant)




Date:   November 12, 1997             /s/ B. S. Graham
     --------------------             -----------------------------------
                                      B. S. Graham, Senior Vice President
                                          and Chief Financial Officer

                                 EXHIBIT INDEX





                                                        Exhibit     Page
                                                        Number     Number
                                                        -------    ------

Computation of ratio of earnings to fixed charges         12-A       24

Computation of ratio of earnings to fixed charges
 and preferred dividends                                  12-B       25

Financial Data Schedule                                     27       26