Form 10-Q
period 1998-03-31
DELMARVA POWER & LIGHT CO /DE/
filed 1998-05-14
CIK 27879

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended        March 31, 1998
                               ---------------------------

Commission file number     1-1405

                      DELMARVA POWER & LIGHT COMPANY
                      ------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware and Virginia                                     51-0084283
       ----------------------                               -------------------
      (States of incorporation)                             (I.R.S. Employer
                                                            Identification No.)

      800 King Street, P.O. Box 231, Wilmington, Delaware       19899
      ----------------------------------------------------  ------------
         (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code    302-429-3114
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

                                 Yes   X       No
                                -----            ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at March 31, 1998
    -------------------------                 -----------------------------
    Common Stock, $2.25 par value                       1,000 Shares

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------

                               Table of Contents
                               -----------------

                                                            Page No.
                                                            --------
Part I.   Financial Information:

             Consolidated Statements of Income for the three
             months ended March 31, 1998 and 1997                  1

             Consolidated Balance Sheets as of March 31, 1998
             and December 31, 1997                               2-3

             Consolidated Statements of Cash Flows for the
             three months ended March 31, 1998 and 1997            4

             Consolidated Statement of Changes in Common
             Stockholders' Equity                                  5

             Notes to Consolidated Financial Statements          6-8

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations                9-14

Part II.  Other Information and Signature                      15-20


                         PART I. FINANCIAL INFORMATION
                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                                            Three Months Ended
                                                                March 31
                                                       ----------------------------
                                                           1998            1997
                                                       ------------    ------------
OPERATING REVENUES
 Electric                                                 $278,376        $262,603
 Gas                                                       115,743          56,117
 Other services                                             21,991          27,359
                                                       ------------    ------------
                                                           416,110         346,079
                                                       ------------    ------------

OPERATING EXPENSES
 Electric fuel and purchased energy                        118,471         102,842
 Gas purchased                                              98,628          35,753
 Purchased electric capacity                                 7,217           6,977
 Employee separation and other merger-related costs         40,338               -
 Other services cost of sales                               15,374          20,740
 Operation and maintenance                                  79,819          74,000
 Depreciation                                               33,731          33,395
 Taxes other than income taxes                               9,443           9,222
                                                       ------------    ------------
                                                           403,021         282,929
                                                       ------------    ------------
OPERATING INCOME                                            13,089          63,150
                                                       ------------    ------------

OTHER INCOME
 Allowance for equity funds used
  during construction                                          307               -
 Other income                                                  858           1,531
                                                       ------------    ------------
                                                             1,165           1,531
                                                       ------------    ------------

INTEREST EXPENSE
 Interest charges                                           20,818          20,621
 Allowance for borrowed funds used during
  construction and capitalized interest                       (722)         (1,120)
                                                       ------------    ------------
                                                            20,096          19,501
                                                       ------------    ------------

DIVIDENDS ON PREFERRED SECURITIES
 OF A SUBSIDIARY TRUST                                       1,422           1,422
                                                       ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                           (7,264)         43,758

INCOME TAXES                                                (2,408)         17,965
                                                       ------------    ------------

NET INCOME (LOSS)                                           (4,856)         25,793

DIVIDENDS ON PREFERRED STOCK                                 1,086           1,215
                                                       ------------    ------------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                 ($5,942)        $24,578
                                                        ===========     ===========

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                       March 31,        December 31,
                                                         1998               1997
                                                    --------------     -------------
           ASSETS
           ------
CURRENT ASSETS
   Cash and cash equivalents                         $    23,841        $    35,339
   Accounts receivable                                   182,060            197,561
   Accounts receivable from associated companies          36,081                  -
   Inventories, at average cost
     Fuel (coal, oil and gas)                             27,968             37,425
     Materials and supplies                               39,614             40,518
   Prepayments                                             5,837             11,255
   Deferred energy costs                                   5,324             18,017
   Deferred income taxes, net                              2,864                776
                                                     ----------------------------------
                                                         323,589            340,891
                                                     ----------------------------------

INVESTMENTS
   Investment in leveraged leases                              -             46,375
   Funds held by trustee                                  53,211             48,086
   Other investments                                          82              9,500
                                                     ----------------------------------
                                                          53,293            103,961
                                                     ----------------------------------

PROPERTY, PLANT AND EQUIPMENT
   Electric utility plant                              3,028,736          3,010,060
   Gas utility plant                                     243,243            241,580
   Common utility plant                                  155,845            154,791
                                                     ----------------------------------
                                                       3,427,824          3,406,431
   Less: Accumulated depreciation                      1,407,757          1,373,676
                                                     ----------------------------------
   Net utility plant in service                        2,020,067          2,032,755
   Utility construction work-in-progress                  90,790             93,017
   Leased nuclear fuel, at amortized cost                 29,767             31,031
   Nonutility property, net                                7,074             74,811
   Goodwill, net                                          73,392             92,602
                                                     ----------------------------------
                                                       2,221,090          2,324,216
                                                     ----------------------------------

DEFERRED CHARGES AND OTHER ASSETS
   Prepaid employee benefits costs                        50,717             58,111
   Unamortized debt expense                               12,680             12,911
   Deferred debt refinancing costs                        18,109             18,760
   Deferred recoverable income taxes                      86,908             88,683
   Other                                                  47,521             67,948
                                                     ----------------------------------
                                                         215,935            246,413
                                                     ----------------------------------
TOTAL ASSETS                                         $ 2,813,907        $ 3,015,481
                                                     ==================================

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                    March 31,      December 31,
                                                                      1998            1997
                                                                  --------------  --------------
          CAPITALIZATION AND LIABILITIES
          ------------------------------

CURRENT LIABILITIES
   Short-term debt                                               $    2,300      $   23,254
   Long-term debt due within one year                                32,055          33,318
   Variable rate demand bonds                                        71,500          71,500
   Accounts payable                                                  98,600         103,607
   Taxes accrued                                                     13,618          10,723
   Interest accrued                                                  23,848          19,902
   Dividends payable                                                 24,492          23,775
   Current capital lease obligation                                  12,472          12,516
   Accrued employee separation and
     other merger-related costs                                      10,713               -
   Other                                                             23,104          35,819
                                                                  --------------------------
                                                                    312,702         334,414
                                                                  --------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes, net                                       443,263         492,792
   Deferred investment tax credits                                   39,302          39,942
   Long-term capital lease obligation                                18,506          19,877
   Other postretirement benefit obligations                           8,226               -
   Other                                                             26,467          30,585
                                                                  --------------------------
                                                                    535,764         583,196
                                                                  --------------------------

CAPITALIZATION
   Common stock, $2.25 par value; shares authorized:
     1998 - 1,000,000, 1997 - 90,000,000; shares outstanding
     1998 - 1,000, 1997 - 61,210,262                                      2         139,116
   Additional paid-in capital                                       542,980         526,812
   Retained earnings                                                279,698         300,757
                                                                  --------------------------
                                                                    822,680         966,685
   Treasury shares, at cost:
     1998-0 shares, 1997--619,237                                         -         (11,687)
   Unearned compensation                                                  -            (502)
                                                                  --------------------------
    Total common stockholders' equity                               822,680         954,496
   Cumulative preferred stock                                        89,703          89,703
   Company obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely Company debentures                                        70,000          70,000
   Long-term debt                                                   983,058         983,672
                                                                  --------------------------
                                                                  1,965,441       2,097,871
                                                                  --------------------------

                                                                  --------------------------
TOTAL CAPITALIZATION AND LIABILITIES                             $2,813,907      $3,015,481
                                                                  ==========================

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                         Three Months Ended
                                                                             March 31
                                                                     ----------------------------
                                                                         1998            1997
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                        ($4,856)        $25,793
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                            35,500          34,870
  Allowance for equity funds used during construction                        (307)             -
  Investment tax credit adjustments, net                                     (640)           (640)
  Deferred income taxes, net                                               (7,241)         (1,966)
  Net change in:
   Accounts receivable                                                     (2,519)        (13,555)
   Inventories                                                              9,150           3,753
   Accounts payable                                                        (1,349)         (6,229)
   Other current assets & liabilities                                      14,550          30,637
 Accrued employee separation and other merger-related costs                38,741              -
 Other, net                                                                (1,939)         (1,505)
                                                                     ------------    ------------
 Net cash provided by operating activities                                 79,090          71,158
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of businesses, net of cash acquired                           (8,970)        (11,388)
 Capital expenditures                                                     (21,253)        (37,243)
 Net cash of nonutility subsidiaries spun-up to Conectiv                  (18,138)             -
 Deposits to nuclear decommissioning trust funds                           (1,059)         (1,060)
 Other, net                                                                  (387)            133
                                                                     ------------    ------------
 Net cash used by investing activities                                    (49,807)        (49,558)
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Common dividends paid                                                    (23,652)        (23,329)
 Issuances:     Long-term debt                                             33,000         124,200
                Common stock                                                   63           6,362
 Redemptions:   Long-term debt                                                (74)           (696)
                Common stock                                               (1,983)            (23)
 Principal portion of capital lease payments                               (1,740)         (1,475)
 Net change in short-term debt                                            (46,384)       (118,278)
 Cost of issuances and refinancings                                           (11)         (2,035)
                                                                     ------------    ------------
 Net cash used by financing activities                                    (40,781)        (15,274)
                                                                     ------------    ------------
 Net change in cash and cash equivalents                                  (11,498)          6,326
 Cash and cash equivalents at beginning of period                          35,339          36,533
                                                                     ------------    ------------
 Cash and cash equivalents at end of period                               $23,841         $42,859
                                                                     ============    ============

See accompanying Notes to Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                     Common                  Additional                          Unearned
                                                     Shares         Par       Paid-in     Retained    Treasury   Compen-
(Dollars in Thousands)                             Outstanding     Value      Capital     Earnings     Stock      sation   Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1997                    61,210,262   $ 139,116    $526,812    $300,757   $  (11,687)  $ (502) $ 954,496
Net income                                                                                 (4,856)                          (4,856)
Cash dividends declared
   Common stock                                                                           (23,761)                         (23,761)
   Preferred stock                                                                         (1,086)                          (1,086)
Issuance of common stock
   Business acquisitions                              488,473                                            9,090               9,090
   Stock options                                        3,200           7          56                                           63
Reacquired common shares                              (90,764)                     50                   (1,983)             (1,933)
LTIP (1)                                                                                                            (41)       (41)
Transfer of nonutility subsidiaries (2)                                      (117,936)      8,644                         (109,292)
Change in shares outstanding due to Merger (3)    (61,831,699)   (139,121)    139,121                                            -
Transfer of treasury shares to Conectiv due
   to merger (4)                                      221,528                  (4,580)                   4,580                   -
Transfer of unearned compensation to Conectiv
   due to the merger (4)                                                         (543)                              543          -

                                                ----------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 1998                            1,000    $      2    $542,980    $279,698   $        -   $    -   $822,680
                                                ==================================================================================

(1) Long-term incentive plan.
(2) On March 1, 1998 the Company's nonutility subsidiaries were transferred to Conectiv.
(3) As part of the merger all of the Company's outstanding shares of stock were exchanged for Conectiv shares of stock on a one to one basis. Effective March 1, 1998 the Company has 1,000 shares of stock outstanding, $2.25 par value, all of which are held by Conectiv.
(4) As part of the merger the Company's treasury shares and unearned compensation have been transferred to Conectiv.


See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.  FINANCIAL STATEMENT PRESENTATION
    --------------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Due to the merger-related restructuring discussed below, the Company's only subsidiary was Delmarva Power Financing I as of March 1, 1998. Certain reclassifications, not affecting net income, have been made to conform amounts previously reported to the current presentation. The financial statements reflect all adjustments necessary in the opinion of the Company for a fair presentation of interim results. They should be read in conjunction with the Company's 1997 Annual Report on Form 10-K and Part II of this Report on Form 10-Q for additional relevant information.

On March 1, 1998 the Company and Atlantic Energy, Inc. (Atlantic) consummated merger transactions (the Merger) which formed a new company named Conectiv. As a result of the Merger, Conectiv now owns the nonutility subsidiaries formerly held by the Company. Due to the restructuring as of March 1, 1998, the Consolidated Statement of Income for the three months ended March 31, 1998 includes operating results of the nonutility subsidiaries for the two months ended February 28, 1998. Refer to Note 2 "Merger with Atlantic" for additional information concerning the Merger.

2. MERGER WITH ATLANTIC
   --------------------

As previously reported, on March 1, 1998, the Company merged with Atlantic. Prior to the Merger which formed Conectiv--a new holding company, Atlantic owned Atlantic City Electric Company (ACE)--an electric utility serving the southern one-third of New Jersey, and Atlantic Energy Enterprises (AEE) which owns nonutility subsidiaries. As a result of the Merger, Atlantic was merged out of existence, and Conectiv owns ACE, AEE, the Company and nonutility subsidiaries formerly held by the Company.

In connection with the Merger the Company's Board of Director's declared that a dividend consisting of the common stock of its nonutility subsidiaries be paid to Conectiv. These nonutility subsidiaries had net assets of $109.3 million as of February 28, 1998 and net losses of $3.5 million through February 28, 1998.

Conectiv holds the common stock of the Company and is a registered holding company under the Public Utility Holding Company Act of 1935. Each outstanding share of the Company's common stock, par value $2.25 per share, was exchanged for one share of Conectiv's common stock, par value $0.01 per share.

Base Rate Decreases
-------------------

Under the merger approval settlement agreements with the Delaware Public Service Commission (DPSC), Maryland Public Service Commission (MPSC), and Virginia State Corporation Commission, the Company will reduce retail base rates in order to share with utility customers a portion (ranging from approximately 50% to 60%) of the net cost savings expected to result from the merger. The annualized amounts of the retail base rate decreases are as follows:

                                Annualized Base
Jurisdiction                     Rate Decrease     Effective Date
----------------------------  -------------------  --------------
  Delaware retail electric    $7.5 million (1.5%)  March 1, 1998
  Delaware retail electric    $0.6 million (0.1%)  March 1, 1999
  Delaware retail electric    $0.4 million (0.1%)  March 1, 2000
  Delaware gas                $0.5 million (0.5%)  March 1, 1999
  Maryland retail electric    $3.5 million (1.3%)  March 1, 1998
  Virginia retail electric    $0.5 million (1.5%)  March 1, 1998

Employee Separation and Other Merger Related Costs
--------------------------------------------------

In the first quarter of 1998, the Company recorded a $40.3 million charge ($24.4 million after tax) to recognize the costs of employee separation programs utilized to achieve workforce reductions concurrent with the merger and other merger-related costs. The $40.3 million charge included severance and benefits for the employees being terminated ($29.1 million), relocation costs ($1.4 million), and other merger related costs ($9.8 million). These costs are reflected in operating expenses. As of March 31, 1998 approximately $8.9 million has been charged against these accruals.

The charge for employee severance and benefits covers approximately 500 employees of which approximately 275 employee separations have occurred. The Company expects the rest of the separations to occur in 1998.

In addition, the charge for employee severance and benefits is net of $32.5 million of curtailment and settlement gains for pension and postretirement health care benefits. The Company estimates that approximately $7.0 million to $23.0 million of settlement gains will be recognized later in 1998, as additional settlements occur.

3.  DEBT
    ----

In January 1998, the Company issued $33.0 million of 6.81% unsecured Medium-Term Notes which mature in 20 years. The Company used $25.4 million of the proceeds to refinance short-term debt. In recognition of this refinancing, $25.4 million of short-term debt has been reclassified to long-term debt on the consolidated balance sheet as of December 31, 1997.

4.  CONTINGENCIES
    -------------

Environmental Matters
---------------------

The Company is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. The disposal of Company-generated hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company is currently a potentially responsible party
(PRP) at three federal superfund sites and is alleged to be a third-party contributor at three other federal superfund sites. The Company also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. There is $2 million included in the Company's current liabilities as of December 31, 1997 and March 31, 1998 for clean-up and other potential costs related to the federal and state superfund sites. The Company does not expect such future costs to have a material effect on the Company's financial position or results of operations.

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

5.  SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

                                 Three Months Ended
                                       March 31,
                                  ------------------
CASH PAID FOR                       1998      1997
                                  ---------  -------
(Dollars in thousands)
  Interest, net of amounts
   capitalized                     $15,247    $12,335
  Income taxes, net of refunds     $    56    $ 4,558

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

EARNINGS SUMMARY
----------------

Due to a merger-related corporate restructuring, Conectiv became the owner of the Company's nonutility subsidiaries as of March 1, 1998. Accordingly, the year-to-date 1998 operating results include two months of nonutility subsidiary operations.

The Company had a net loss of $5.9 million for the three months ended March 31, 1998 compared to net income of $24.6 million for the three months ended March 31, 1997. The earnings decline was primarily due a $24.4 million after tax charge for costs associated with the merger. After adjusting for the one-time merger costs, earnings were down $6.1 million primarily due to lower gas revenues, net of fuel costs. Heating degree days were down 14% from last year. As a result, electric and gas sales in the weather-sensitive residential customer class were adversely impacted. Sales to residential electric and gas customers decreased by 4% and 10%, respectively. Although utility operation and maintenance expenses were relatively flat, expenses of nonutility subsidiaries increased, as planned.

ELECTRIC INDUSTRY RESTRUCTURING
-------------------------------

For background information concerning the restructuring of the electric utility industry in Delaware, Maryland, and Virginia, refer to page I-2 and page II-4 of The Company's 1997 Report on Form 10-K. Updates to previously disclosed information are shown below.

 . On January 27, 1998, the DPSC submitted its report on electric utility industry restructuring to the Delaware General Assembly. To date, the DPSC has not been able to secure a sponsor for its proposal. On April 8, 1998, House Bill 570, the Electric Restructuring Act of 1998 (HB 570) was introduced. HB 570 has the support of the newly-formed Alliance for Fair Electric Competition Today, which is an alliance of small businesses, low-income groups, industry, trade groups, the Delaware Electric Cooperative, the Delaware electric municipalities and the Company. HB 570, while reflecting many of the DPSC's recommendations, makes it unnecessary to deal with litigious issues such as stranded costs, divestiture, securitization and exit fees.

      The key provisions of HB 570 are as follows:

        The Company's customers would have choice on July 1, 1999 and the Delaware Electric Cooperative's customers would have choice on January 1, 2000. The municipalities would not be regulated by the DPSC and would set their own dates for customer choice.

        Rates would be frozen for three years. The DPSC would establish a specific retail market price "shopping credit" (a credit to the customer's price per kilowatt-hour), enabling customers to shop for their energy supplier.

        The difference between the "shopping credit" for the retail market price and the amount for energy supply in current rates (that are frozen for three years), would be included in the delivery charge during the transition period. This provides a mechanism for recovering stranded costs.

 . In Maryland, various parties have continued to work on resolving implementation issues. Filings concerning electric utilities' stranded costs and unbundled rates are due to the MPSC by July 1, 1998.

 . On April 15, 1998, the Governor of Virginia signed into law a bill which establishes a schedule for Virginia's transition to retail competition in the electric utility industry. The schedule requires that the transition to retail competition commence on January 1, 2002 and that full retail competition commence on January 1, 2004. The bill also allows for the full recovery of just and reasonable net stranded costs.

ELECTRIC REVENUES
-----------------

Details of the changes in the various components of electric revenues for the three-month period ended March 31, 1998, as compared to the same period in 1997, are shown below (dollars in millions):


          Non-fuel (Base Rate) Revenues    $ 1.2
          Fuel Revenues                     (6.2)
          Interchange Delivery Revenues     (8.5)
          Merchant Revenues                 29.3
                                           -----
            Total                          $15.8
                                           =====

Electric non-fuel revenues increased $1.2 million primarily due to revenues from storm restoration work in New England, partially offset by a 4% decrease in residential kilowatt-hour (kWh) sales attributed to milder winter weather. Additional sales from a 1.4% increase in the number of customers mitigated the impact of the milder winter weather.

Electric fuel revenues decreased $6.2 million due to lower retail electric fuel rates and lower sales. Fuel revenues, or electric fuel costs billed to customers, generally do not affect net income, since the expense recognized as fuel costs is adjusted to match the fuel revenues. The amount of under- or over-recovered fuel costs is deferred until it is subsequently recovered from or returned to utility customers.

Interchange delivery revenues decreased $8.5 million mainly due to lower sales to the Pennsylvania-New Jersey-Maryland Interconnection. Interchange delivery revenues reduce the rates charged to customers under fuel adjustment clauses and, thus, generally do not affect net income.

Electric merchant revenues from off-system, unregulated sales increased $29.3 million mainly because the Company's merchant group has increased its operations substantially since the first quarter of 1997, when the group was in the start-up phase. The margin provided by electric merchant revenues in excess of related energy costs is relatively small due to the competitive nature of bulk commodity sales.

GAS REVENUES
------------

Details of the changes in the various components of gas revenues for the three-month period ended March 31, 1998, as compared to the same period in 1997, are shown below (dollars in millions):

          Non-fuel (Base Rate) Revenues  $ (1.8)
          Fuel Revenues                    (2.1)
          Merchant Revenues                63.6
                                           -----
            Total                        $ 59.7
                                           =====

Gas non-fuel revenues decreased $1.8 million primarily due to a 10.2% decline in residential gas sales from milder winter weather in the first quarter. This weather-related sales revenue decrease was partly offset by additional sales revenues from a 2.2% increase in the average number of gas customers.

Gas fuel revenues decreased $2.1 million due to lower sales volumes as a result of the milder winter weather.

Gas merchant revenues increased $63.6 million primarily due to higher off-system gas sales resulting from a substantial increase in the Company's merchant operations since start-up last year. Gas merchant revenues also include fees earned for release of pipeline capacity and other services. Similar to electric merchant revenues, the margin provided by gas merchant revenues in excess of related purchased gas costs is relatively small due to the competitive nature of bulk commodity sales.

OTHER SERVICES REVENUES
-----------------------

Total revenues from "Other services" decreased from $27.4 million to $22.0 million. These revenue decreases were primarily due to the loss of revenue attributed to the sale of the Pine Grove landfill and waste-hauling operations in the fourth quarter of 1997, and the transfer of the Company's nonutility subsidiaries to Conectiv on March 1, 1998. These decreases were partially offset by Conectiv Services, Inc.'s increased revenues from acquisitions of companies which provide heating, ventilation, and air conditioning (HVAC) and plumbing services.

ELECTRIC FUEL AND PURCHASED ENERGY EXPENSES
-------------------------------------------

Electric fuel and purchased energy expenses increased $15.6 million for the three-month period mainly due to greater volumes of energy purchased for sale off-system, partly offset by lower kWh output for interchange deliveries and on-system sales.

The kWh output required to serve load within the Company's service territory is substantially equivalent to total output less interchange deliveries. For the three months ended March 31, 1998, the Company's output for load within its service territory was provided by 46% net purchased power, 33% coal generation, 12% nuclear generation, and 9% oil and gas generation.

GAS PURCHASED
-------------

Gas purchased increased $62.9 million for the three-month period mainly due to larger volumes of gas purchased for resale off-system partially offset by lower volumes of gas purchased for sale on-system due to the milder winter weather.

EMPLOYEE SEPARATION AND OTHER MERGER-RELATED COSTS
--------------------------------------------------

The Company expensed $40.3 million of merger related costs in the first quarter of 1998. The charge is net of $32.5 million of curtailment and settlement gains from pension and postretirement benefits. The Company estimates that approximately $7.0 million to $23.0 million of settlement gains will be recognized later in 1998, as additional settlements occur. Refer to "Employee Separation and Other Merger-Related Costs" in Note 2 to the Consolidated Financial Statements for a more detailed discussion.

OPERATION AND MAINTENANCE EXPENSES
----------------------------------

Operation and maintenance expenses for the Company's utility business were relatively flat due to cost containment measures. The $5.8 million increase in operation and maintenance expenses was principally due to a higher level of HVAC business activity and start-up costs for the telecommunications business.

DEPRECIATION EXPENSE
--------------------

Depreciation expense increased $0.3 million due to completion of on-going construction projects and installation of new systems, partially offset by lower depreciation expense for the nonutility subsidiaries primarily due to the sale of the Pine Grove landfill and waste-hauling operations in the fourth quarter of 1997.

FINANCING COSTS
---------------

Financing costs reflected in the consolidated income statement include interest charges, allowance for funds used during construction (AFUDC), dividends on preferred securities of a subsidiary trust, and dividends on preferred stock. Financing costs increased $0.2 million for the three-month period mainly due to higher interest charges from the issuance of $124.2 million of Medium-Term Notes in February 1997, $42.0 million of Medium-Term Notes in the fourth quarter of 1997 and $33.0 million of Medium-Term Notes in January 1998. These increases were partially offset by lower interest charges due to the redemption of $25.0 million dollars of Medium-Term Notes in September 1997 and lower short-term debt balances.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $79.1 million for the three months ended March 31, 1998 compared to $71.2 million for the three months ended March 31 1997, a $7.9 million increase. Capital expenditures for the three-month periods decreased from $37.2 million to $21.3 million mainly due to the timing of expenditures.

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

RATIO OF EARNINGS TO FIXED CHARGES
----------------------------------

The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Method are shown below:

                                      12 Months
                                        Ended
                                      March 31,       Year Ended December 31,
                                                   -----------------------------------
                                        1998       1997   1996     1995    1994   1993
                                      ---------    ----  -------  ------  ------  ----
Ratio of Earnings to:
 Fixed Charges (SEC Method) (1)          2.30      2.83    3.33    3.54    3.49   3.47
 Fixed Charges and Preferred Stock
   Dividends (SEC Method) (1)            2.13      2.63    2.83    2.92    2.85   2.88

(1) Excluding the merger-related charge discussed in Note 2 to the Consolidated Financial Statements, which decreased pre-tax income by $40.3 million, for the twelve months ended March 31, 1998, the ratio of earnings to fixed charges was 2.71 and the ratio of earnings to fixed charges and preferred stock dividends was 2.52.

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

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 5. OTHER INFORMATION
-------------------------

Salem Nuclear Generating Station
--------------------------------

After receiving authorization from the Nuclear Regulatory Commission, Public Service Electric and Gas returned Salem Unit 1 to service on April 17, 1998. The unit's restart marked the end of a prolonged outage which began in the second quarter of 1995, and resulted in replacement of the unit's steam generators and improvements in operations, maintenance, and safety.

Delaware Electric Fuel Adjustment Clause Proceeding
---------------------------------------------------

In the Company's 1998 Delaware fuel clause, now before a Hearing Examiner, the DPSC Staff has proposed a disallowance of approximately $5.05 million based on the DPSC Staff's view that a power purchase agreement between the Company and PECO Energy should not have been entered into in 1994 and is higher-priced than the Company's average fuel costs. The Company will assert that no disallowance is appropriate based on the applicable legal standard in Delaware and what was reasonably known about market prices in 1994. The Company believes it has a strong legal defense, but cannot predict the outcome of the proceeding. Prior litigation in 1996 involving this power purchase agreement resulted in an unfavorable ruling by a different Hearing Examiner, which ruling was neither adopted or rejected by the full DPSC, which deferred the issues for later review. If the current proceeding is litigated to its conclusion, a final order of the DPSC would be expected in the late summer or early fall.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------

Exhibit 12-A, Computation of Ratio of Earnings to Fixed Charges

Exhibit 12-B, Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27, Financial Data Schedule


Reports on Form 8-K
-------------------

On February 27, 1998, the Company filed an 8-K announcing that the SEC had approved the merger between Atlantic and the Company.

On March 3, 1998, the Company filed an 8-K which included items 6, 7, and 8 of the Company's 1997 Form 10-K.

On March 4, 1998, the Company filed an 8-K which included pro forma Conectiv financial information. On March 9, 1998 the Company filed an amendment to the 8-K.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Delmarva Power & Light Company
                                        ------------------------------
                                               (Registrant)



Date:   May 14, 1998                    /s/ B. S. Graham
     ------------------------           ------------------------------
                                        B. S. Graham, Senior Vice President
                                        and Chief Financial Officer

                                 EXHIBIT INDEX



                                                     EXHIBIT   PAGE
                                                     NUMBER   NUMBER
                                                     -------  ------
Computation of ratio of earnings to fixed charges      12-A     18

Computation of ratio of earnings to fixed charges
 and preferred dividends                               12-B     19

Financial Data Schedule                                 27      20