Form 10-Q
period 1998-06-30
DELMARVA POWER & LIGHT CO /DE/
filed 1998-08-13
CIK 27879

                      SECURITIES AND EXCHANGE COMMISSION
                            AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[Mark one]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998
                               --------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number     1-1405

                        Delmarva Power & Light Company
                        ------------------------------
            (Exact name of registrant as specified in its charter)

    Delaware and Virginia                                   51-0084283
-----------------------------                              ------------
  (States of incorporation)                              (I.R.S. Employer
                                                        Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware            19899
-----------------------------------------------------      ------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         302-429-3114
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

Conectiv owns all of the 1,000 outstanding shares of Common Stock, $2.25 par value, of Delmarva Power & Light Company

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------

                               Table of Contents
                               -----------------


                                                               Page No.
                                                               --------


Part I.    Financial Information:

            Consolidated Statements of Income for the three
            and six months ended June 30, 1998 and 1997            1

            Consolidated Balance Sheets as of June 30, 1998
            and December 31, 1997                                2-3

            Consolidated Statements of Cash Flows for the
            six months ended June 30, 1998 and 1997                4

            Consolidated Statement of Changes in Common
            Stockholders' Equity                                   5

            Notes to Consolidated Financial Statements           6-9

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                10-17

Part II.   Other Information and Signature                     18-23

                         Part I. FINANCIAL INFORMATION
                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)


                                                 Three Months Ended    Six Months Ended
                                                       June 30              June 30
                                                 -------------------- --------------------
                                                   1998      1997       1998      1997
                                                  --------- ---------  --------- ---------
OPERATING REVENUES
 Electric                                         $ 287,176 $ 246,368  $ 565,552 $ 508,971
 Gas                                                 72,850    32,299    188,593    88,416
 Other services                                       2,352    32,301     24,343    59,660
                                                  --------- ---------  --------- ---------
                                                    362,378   310,968    778,488   657,047
                                                  --------- ---------  --------- ---------

OPERATING EXPENSES
 Electric fuel and purchased energy                 123,278    86,098    241,749   188,940
 Gas purchased                                       62,543    22,431    161,171    58,184
 Purchased electric capacity                          7,274     6,979     14,491    13,956
 Employee separation and other merger-related costs (14,277)       -      26,061        -
 Other services cost of sales                           665    22,275     16,039    43,015
 Operation and maintenance                           62,618    78,953    142,437   152,953
 Depreciation                                        32,979    34,121     66,710    67,516
 Taxes other than income taxes                        8,961     8,735     18,404    17,957
                                                  --------- ---------  --------- ---------
                                                    284,041   259,592    687,062   542,521
                                                  --------- ---------  --------- ---------
OPERATING INCOME                                     78,337    51,376     91,426   114,526
                                                  --------- ---------  --------- ---------

OTHER INCOME
 Allowance for equity funds used
  during construction                                   608        -         915        -
 Other income                                        (1,657)    1,448       (799)    2,979
                                                  --------- ---------  --------- ---------
                                                     (1,049)    1,448        116     2,979
                                                  --------- ---------  --------- ---------

INTEREST EXPENSE
 Interest charges                                    21,178    20,897     41,996    41,518
 Allowance for borrowed funds used during
  construction and capitalized interest                (360)   (1,116)    (1,082)   (2,236)
                                                  --------- ---------  --------- ---------
                                                     20,818    19,781     40,914    39,282
                                                  --------- ---------  --------- ---------

DIVIDENDS ON PREFERRED SECURITIES
 OF A SUBSIDIARY TRUST                                1,422     1,422      2,844     2,844
                                                  --------- ---------  --------- ---------

INCOME BEFORE INCOME TAXES                           55,048    31,621     47,784    75,379

INCOME TAXES                                         21,973    13,624     19,565    31,589
                                                  --------- ---------  --------- ---------

NET INCOME                                           33,075    17,997     28,219    43,790

DIVIDENDS ON PREFERRED STOCK                          1,086     1,084      2,172     2,299
                                                  --------- ---------  --------- ---------
EARNINGS APPLICABLE TO COMMON STOCK               $  31,989 $  16,913  $  26,047 $  41,491
                                                  ========= =========  ========= =========

         See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                             June 30,    December 31,
                                               1998         1997
                                            ----------  --------------
                     ASSETS

Current Assets
 Cash and cash equivalents                     $22,296      $35,339
 Accounts receivable                           179,926      197,561
 Accounts receivable from associated
   companies                                    50,057          -
 Inventories, at average cost
  Fuel (coal, oil and gas)                      24,629       37,425
  Materials and supplies                        37,411       40,518
 Prepayments                                     6,268       11,255
 Deferred energy costs                             -         18,017
 Deferred income taxes, net                      7,829          776
                                            ----------   ----------
                                               328,416      340,891
                                            ----------   ----------

Investments
 Investment in leveraged leases                    -         46,375
 Funds held by trustee                          55,257       48,086
 Other investments                                  84        9,500
                                            ----------   ----------
                                                55,341      103,961
                                            ----------   ----------

Property, Plant and Equipment
 Electric utility plant                      3,030,128    3,010,060
 Gas utility plant                             245,643      241,580
 Common utility plant                          156,132      154,791
                                            ----------   ----------
                                             3,431,903    3,406,431
 Less: Accumulated depreciation              1,433,413    1,373,676
                                            ----------   ----------
 Net utility plant in service                1,998,490    2,032,755
 Utility construction work-in-progress         103,183       93,017
 Leased nuclear fuel, at amortized cost         27,654       31,031
 Nonutility property, net                        4,305       74,811
 Goodwill, net                                  72,900       92,602
                                            ----------   ----------
                                             2,206,532    2,324,216
                                            ----------   ----------

Deferred Charges and Other Assets
 Prepaid employee benefits costs                65,736       58,111
 Unamortized debt expense                       12,496       12,911
 Deferred debt refinancing costs                17,458       18,760
 Deferred recoverable income taxes              85,132       88,683
 Other                                          44,511       67,948
                                            ----------   ----------
                                               225,333      246,413
                                            ----------   ----------
Total Assets                                $2,815,622   $3,015,481
                                            ==========   ==========

         See accompanying Notes to Consolidated Financial Statements.

                      DELMARVA POWER & LIGHT COMPANY
                      ------------------------------
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)

                                                          June 30,    December 31,
                                                            1998         1997
                                                         ----------   ------------
          CAPITALIZATION AND LIABILITIES

Current Liabilities
 Short-term debt                                            $30,696      $23,254
 Long-term debt due within one year                          37,287       33,318
 Variable rate demand bonds                                  71,500       71,500
 Accounts payable                                            88,164      103,607
 Taxes accrued                                               19,221       10,723
 Interest accrued                                            18,574       19,902
 Dividends payable                                           23,821       23,775
 Current capital lease obligation                            12,474       12,516
 Deferred energy costs                                        8,600          -
 Accrued employee separation and
  other merger-related costs                                  6,252          -
 Other                                                       23,611       35,819
                                                         ----------   ----------
                                                            340,200      334,414
                                                         ----------   ----------

Deferred Credits and Other Liabilities
 Deferred income taxes, net                                 447,683      492,792
 Deferred investment tax credits                             38,662       39,942
 Long-term capital lease obligation                          16,373       19,877
 Other postretirement benefit obligations                       824          -
 Other                                                       29,335       30,585
                                                         ----------   ----------
                                                            532,877      583,196
                                                         ----------   ----------

Capitalization
 Common stock, $2.25 par value; shares authorized:
  1998 - 1,000,000, 1997 - 90,000,000; shares outstanding:
  1998 - 1,000, 1997 - 61,210,262                                 2      139,116
 Additional paid-in capital                                 542,980      526,812
 Retained earnings                                          287,942      300,757
                                                         ----------   ----------
                                                            830,924      966,685
 Treasury shares, at cost:
  1998-0 shares, 1997--619,237                                 -         (11,687)
 Unearned compensation                                         -            (502)
                                                         ----------   ----------
  Total common stockholders' equity                         830,924      954,496
 Cumulative preferred stock                                  89,703       89,703
 Company obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely Company debentures                                  70,000       70,000
 Long-term debt                                             951,918      983,672
                                                         ----------   ----------
                                                          1,942,545    2,097,871
                                                         ----------   ----------

Total Capitalization and Liabilities                     $2,815,622   $3,015,481
                                                         ==========   ==========

         See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                             Six Months Ended
                                                                  June 30
                                                           ---------  ----------
                                                              1998       1997
                                                           ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                $ 28,219   $ 43,790
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                             70,900     70,445
   Allowance for equity funds used during construction         (915)       -
   Investment tax credit adjustments, net                    (1,280)    (1,280)
   Deferred income taxes, net                                (6,010)    (5,587)
   Net change in:
    Accounts receivable                                     (14,361)   (18,331)
    Inventories                                              14,692        882
    Accounts payable                                        (11,785)    (7,538)
    Other current assets & liabilities (1)                   45,922     34,267
 Other, net                                                   3,262     (1,010)
                                                           ---------  ---------
 Net cash provided by operating activities                  128,644    115,638
                                                           ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of businesses, net of cash acquired             (8,970)   (17,303)
 Capital expenditures                                       (45,554)   (75,625)
 Net cash of nonutility subsidiaries spun-up to Conectiv    (18,138)        -
 Deposits to nuclear decommissioning trust funds             (2,120)    (2,120)
 Other, net                                                     150      1,441
                                                           ---------  ---------
 Net cash used by investing activities                      (74,632)   (93,607)
                                                           ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Common dividends paid                                      (47,413)   (46,684)
 Preferred dividends paid                                    (2,265)    (1,373)
 Issuances:  Long-term debt                                  33,000    124,200
             Common stock                                        63     12,065
 Redemptions:Long-term debt                                 (26,029)    (2,150)
             Variable rate demand bonds                          -        (700)
             Common stock                                    (1,983)       (70)
 Principal portion of capital lease payments                 (4,190)    (2,929)
 Net change in short-term debt                              (17,979)  (101,822)
 Cost of issuances and refinancings                            (259)    (2,219)
                                                           ---------  ---------
 Net cash used by financing activities                      (67,055)   (21,682)
                                                           ---------  ---------
 Net change in cash and cash equivalents                    (13,043)       349
 Cash and cash equivalents at beginning of period            35,339     36,533
                                                           ---------  ---------
 Cash and cash equivalents at end of period                $ 22,296   $ 36,882
                                                           =========  =========

 (1) Other than debt and deferred income taxes classified as current.

         See accompanying Notes to Consolidated Financial Statements.

Delmarva Power & Light Company
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
(Unaudited)



                                                       Common             Additional                            Unearned
                                                       Shares       Par      Paid-in    Retained   Treasury      Compen-
(Dollars in Thousands)                            Outstanding     Value      Capital    Earnings      Stock       sation      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1997                    61,210,262   $ 139,116   $ 526,812   $ 300,757   $ (11,687)   $ (502)  $ 954,496
Net income                                                                                 28,219                            28,219
Cash dividends declared
  Common Stock                                                                            (47,506)                          (47,506)

  Preferred Stock                                                                          (2,172)                           (2,172)

Issuance of common stock
  Business acquisitions                               488,473                                           9,090                 9,090
  Stock options                                         3,200           7          56                                            63
Reacquired common shares                              (90,764)                     50                  (1,983)               (1,933)
LTIP (1)                                                                                                            (41)        (41)

Transfer of nonutility subsidiaries (2)                                      (117,936)      8,644                          (109,292)

Change in shares outstanding due to Merger (3)    (61,831,699)   (139,121)    139,121                                            -
Transfer of treasury shares to Conectiv due
   to merger (4)                                      221,528                  (4,580)                  4,580                    -
Transfer of unearned compensation to Conectiv
   due to the merger (4)                                                         (543)                              543          -
                                                 -----------------------------------------------------------------------------------

Balance as of June 30, 1998                             1,000   $       2   $ 542,980   $ 287,942   $      -     $    -   $  830,924

                                                 ===================================================================================

(1) Long-term incentive plan.
(2) On March 1, 1998, the Company's nonutility subsidiaries were transferred to Conectiv.
(3) As part of the merger, all of the Company's outstanding shares of stock were exchanged for Conectiv shares of stock on a one to one basis. Effective March 1, 1998 the Company has 1,000 shares of stock outstanding, $2.25 par value, all of which are held by Conectiv.
(4) As part of the Merger, the Company's treasury shares and unearned compensation have been transferred to Conectiv.

See accompanying Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

1.  FINANCIAL STATEMENT PRESENTATION
    --------------------------------

The consolidated financial statements include the accounts of Delmarva Power & Light Company (the Company) and its wholly-owned subsidiaries. Due to the merger-related restructuring discussed below, the Company's only subsidiary was Delmarva Power Financing I as of March 1, 1998. Certain reclassifications, not affecting net income, have been made to conform amounts previously reported to the current presentation. The financial statements reflect all adjustments necessary in the opinion of the Company for a fair presentation of interim results. They should be read in conjunction with the Company's 1997 Annual Report on Form 10-K and Part II of this Report on Form 10-Q for additional relevant information.

On March 1, 1998, the Company and Atlantic Energy, Inc. (Atlantic) consummated merger transactions (the Merger) by which the Company and Atlantic City Electric Company (ACE) became wholly-owned subsidiaries of Conectiv. As a result of the Merger, Conectiv now owns, directly or indirectly, the nonutility subsidiaries formerly held by the Company. Due to the restructuring as of March 1, 1998, the Consolidated Statement of Income for the six months ended June 30, 1998, includes operating results of the nonutility subsidiaries for the two months ended February 28, 1998. Refer to Note 2, "Merger with Atlantic," for additional information concerning the Merger.

2. MERGER WITH ATLANTIC
   --------------------

As previously reported, on March 1, 1998, the Company and ACE became wholly-owned subsidiaries of Conectiv. Prior to the Merger, Atlantic owned ACE--an electric utility serving the southern one-third of New Jersey, and Atlantic Energy Enterprises (AEE), which owns nonutility subsidiaries. As a result of the Merger, Atlantic ceased to exist and Conectiv owns, directly or indirectly, ACE, AEE, the Company and nonutility subsidiaries formerly held by the Company.

In connection with the Merger, the Company's Board of Director's declared that a dividend consisting of the common stock of its nonutility subsidiaries be paid to Conectiv. These nonutility subsidiaries had net assets of $109.3 million as of February 28, 1998 and net losses of $3.5 million through February 28, 1998.

Conectiv holds the common stock of the Company and is a registered holding company under the Public Utility Holding Company Act of 1935. Each outstanding share of the Company's common stock, par value $2.25 per share, was exchanged for one share of Conectiv's common stock, par value $0.01 per share.

Employee Separation and Other Merger-Related Costs
--------------------------------------------------

For the six months ended June 30, 1998, the Company recorded a $26.0 million charge ($15.8 million after taxes) to recognize the costs of employee separation programs utilized to achieve workforce reductions concurrent with the Merger and other Merger-related costs. The charge to expense was reduced by a net $42.3 million gain from curtailment and settlements of pension and postretirement health care benefits. For the three months ended June 30, 1998, gains on settlements of pension obligations ($13.3 million) and revised cost estimates ($1.0 million) caused pre-tax expenses to decrease by $14.3 million ($8.6 million after taxes). The Company estimates that approximately $4 million to $7 million of settlement gains will be recognized later in 1998, as additional settlements occur. Of the $26.0 million of costs discussed above, $14.1 million had been paid as of June 30, 1998, $5.7 million will not require the use of operating funds, and $6.2 million remains to be paid from operating funds.

The charge for employee severance and benefits covers approximately 415 employees of which approximately 380 employee separations have occurred. The Company expects the rest of the separations to occur in 1998.

3.  DEBT
    ----

In January 1998, the Company issued $33.0 million of 6.81% unsecured Medium-Term Notes which mature in 20 years. The Company used $25.4 million of the proceeds to refinance short-term debt. In recognition of this refinancing, $25.4 million of short-term debt was reclassified to long-term debt on the consolidated balance sheet as of December 31, 1997.

In June 1998, the Company repaid at maturity $25.0 million of 5.69% Medium-Term Notes and $1.0 million of 6.95% Amortizing First Mortgage Bonds.

4.  CONTINGENCIES
    -------------

Environmental Matters
---------------------

The Company is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company is currently a potentially responsible party at three federal superfund sites and is alleged to be a third-party contributor at three other federal superfund sites. The Company also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. There is $2 million included in the Company's current liabilities as of December 31, 1997 and June 30, 1998, for clean-up and other potential costs related to the federal and state superfund sites. The Company does not expect such future costs to have a material effect on the Company's financial position or results of operations.

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

5.  SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------


                                         Six Months Ended
                                             June 30,
                                         ----------------
CASH PAID FOR                              1998     1997
                                         -------  -------
(Dollars in thousands)
  Interest, net of amounts capitalized   $40,444  $33,492
  Income taxes, net of refunds           $17,120  $30,623

 6.  RATE MATTERS
     ------------

Under the Merger approval settlement agreements with the Delaware Public Service Commission (DPSC), Maryland Public Service Commission (MPSC), and Virginia State Corporation Commission, the Company will reduce retail base rates in order to share with utility customers a portion (ranging from approximately 50% to 60%) of the net cost savings expected to result from the Merger. The annualized amounts of the retail base rate decreases are $11.5 million, $1.1 million, and $0.4 million effective March 1, 1998, 1999, and 2000, respectively.

On July 1, 1998, the Company filed with the MPSC its quantification of stranded costs and computation of unbundled rates. Stranded costs were computed by comparing the net present value (NPV) of projected future net revenues to the book values of generation units, or in the case of purchased power, to the NPV of purchased power contract costs. For purposes of the filing, stranded costs were reduced if the NPV of the projected future net revenues exceeded the generating unit's book value or the NPV of the purchased power contract's costs. The discount rate used was the Company's after-tax cost of capital (7.83%). Based on this methodology, stranded costs were quantified to be $217 million on a total system basis, of which $69 million is the retail Maryland portion. The $217 million stranded cost total consists of $123 million attributable to generating units, $54 million associated with purchased power contracts, $21 million related to fuel inventory financing costs, and $19 million of regulatory assets.

The Company proposed that the Maryland retail portion of the stranded costs be recovered over a three-year period, starting July 1, 2000, through a market transition charge (MTC) per kilowatt-hour (kWh) to all transmission and distribution customers of roughly one cent.

Over the three year period, $121.5 million would be collected, which on an after-tax, NPV basis equates to the $69 million of retail Maryland stranded costs.

Contingent on a reasonable overall resolution of all restructuring issues, the Company suggested that rates be frozen during the three-year transition period at rates effective as of the start of the transition period.

The effects of the above proposal, if accepted by the MPSC, on the Company's financial statements have not yet been determined. However, stranded costs recovered from transmission and distribution customers through the MTC would reduce any potential one-time charge for the write-down of assets or reserve for uneconomic purchased power contracts. The final determination of the amount of stranded costs for regulatory purposes and the amount to be recovered from customers may differ from the amounts in the Company's filing. Also, the quantification of stranded costs under existing generally accepted accounting principles (GAAP) differs from the method used to quantify the Company's stranded costs for the MPSC. Among other differences, GAAP would preclude recognition of the gains on plants (or purchased power contracts) not impaired, but would require write down of the plants that are impaired.

7.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
    ------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 which becomes effective in the first quarter of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as assets or liabilities in the balance sheet and be measured at fair value. Under specified conditions, a derivative may be designated as a hedge. The change in the fair value of derivatives which are not designated as hedges is recognized in earnings. For derivatives designated as a hedge of changes in the fair value of an asset or liability, or as a hedge of exposure to variable cash flows of a forecasted transaction, earnings are affected to the extent the hedge does not match offsetting changes in the hedged item.

The Company has not yet determined the effect that SFAS No. 133 will have on its financial statements and related notes. For information concerning the Company's current accounting policy for derivatives and related energy trading activities, refer to Notes 1 and 6 to the 1997 Financial Statements in the 1997 Report on Form 10-K.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

EARNINGS SUMMARY
----------------

Pursuant to a Merger-related corporate restructuring, Conectiv became the owner of the Company's nonutility subsidiaries as of March 1, 1998. Accordingly, the year-to-date 1998 operating results include two months of nonutility subsidiary operations. The consolidated statements of income, for the six months ended June 30, include revenues of $19.5 million and $51.8 million and net losses of $3.5 million and $1.9 million, for 1998 and 1997, respectively, from the operations of these nonutility subsidiaries.

The Company had earnings applicable to common stock of $26.1 million and $41.5 million for the six months ended June 30, 1998 and 1997, respectively. The earnings decline was primarily due a $15.8 million after-tax charge for costs associated with the Merger. After adjusting for the one-time Merger costs and the effect of the nonutility subsidiaries, earnings were up $2.0 million, primarily due to lower operation and maintenance expenses partially offset by lower gas revenues (net of fuel costs) due to milder winter weather.

The Company had earnings applicable to common stock of $32.0 million and $16.9 million for the three months ended June 30, 1998, and 1997, respectively. Net income for the three months ended June 30, 1998 increased $8.6 million due to the recognition of gains on the settlement of pension obligations and adjustments that were made to the costs associated with the Merger, which were originally recorded in the first quarter. After adjusting for the one-time Merger costs and the affect of the nonutility subsidiaries, earnings were up $5.6 million primarily due to lower operation and maintenance expenses.

ELECTRIC INDUSTRY RESTRUCTURING
-------------------------------

For background information concerning the restructuring of the electric utility industry in Delaware, Maryland, and Virginia, refer to page I-2 and page II-4 of the Company's 1997 Report on Form 10-K. Updates to previously disclosed information are shown below.

* Legislation (House Bill 570) providing Delaware retail customers with the ability to choose their electric supplier in July 1999 was passed by the Delaware House of Representatives on June 2, 1998. However, on June 30, 1998, the Delaware General Assembly adjourned without a Senate vote on House Bill 570, delaying consideration of restructuring legislation until 1999.

* On July 1, 1998, the Company filed with the MPSC its quantification of stranded costs and computation of unbundled rates. Stranded costs were computed by comparing the NPV of projected future net revenues to the book values of generation units, or in the case of purchased power, to the NPV of purchased power contract costs. For purposes of the filing, stranded costs were reduced if the NPV of the projected future net revenues exceeded the generating unit's book value or the NPV of the purchased power contract's costs. The discount rate used was the Company's after-tax cost of capital (7.83%). Based on this methodology, stranded costs were quantified to be $217 million on a total system basis, of which $69 million is the retail Maryland portion. The $217 million stranded cost total consists of $123 million attributable to generating units, $54 million associated with purchased power contracts, $21 million related to fuel inventory financing costs, and $19 million of regulatory assets.

   The Company proposed that the Maryland retail portion of the stranded costs be recovered over a three-year period, starting July 1, 2000, through a market transition charge (MTC) per kWh to all transmission and distribution customers of roughly one cent.

   Over the three year period, $121.5 million would be collected, which on an after-tax, NPV basis equates to the $69 million of retail Maryland stranded costs.

   Contingent on a reasonable overall resolution of all restructuring issues, the Company suggested that rates be frozen during the three-year transition period at rates effective as of the start of the transition period.

   The effects of the above proposal, if accepted by the MPSC, on the Company's financial statements have not yet been determined. However, stranded costs recovered from transmission and distribution customers through the MTC would reduce any potential one-time charge for the write-down of assets or reserve for uneconomic purchased power contracts. The final determination of the amount of stranded costs for regulatory purposes and the amount to be recovered from customers may differ from the amounts in the Company's filing. Also, the quantification of stranded costs under existing GAAP differs from the method used to quantify the Company's stranded costs for the MPSC. Among other differences, GAAP would preclude recognition of the gains on plants (or purchased power contracts) not impaired, but would require write down of the plants that are impaired.

 * On April 15, 1998, the Governor of Virginia signed into law a bill which establishes a schedule for Virginia's transition to retail competition in the electric utility industry. The schedule requires that the transition to retail competition commence on January 1, 2002, and that full retail competition commence on January 1, 2004. The bill also allows for the full recovery of just and reasonable net stranded costs.

ELECTRIC REVENUES
-----------------

Details of the changes in the various components of electric revenues for the three- and six-month periods ended June 30, 1998, as compared to the same periods in 1997, are shown below (dollars in millions):

                                            Three     Six
                                           Months   Months
                                           -------  -------
          Non-fuel (Base Rate) Revenues     $ 5.7    $ 6.9
          Fuel Revenues                      (2.1)    (8.3)
          Interchange Delivery Revenues      23.7     15.2
          Merchant Revenues                  13.5     42.8
                                            -----    -----
            Total                           $40.8    $56.6
                                            =====    =====

Electric non-fuel revenues increased $5.7 million for the three-month period, primarily due to a 5.1% increase in retail kWh sales due to favorable economic conditions and customer growth, partially offset by Merger-related rate reductions. Electric non-fuel revenues increased $6.9 million for the six-month period, primarily due to 1.3% higher retail kWh sales and revenues from storm restoration work in New England during the first quarter, partially offset by Merger-related rate reductions. The year-to-date increase in kWh sales was diminished substantially by the mild winter weather in the first quarter.

Electric fuel revenues decreased $2.1 million and $8.3 million for the three- and six-month periods, respectively, due to lower retail electric fuel rates, partially offset by higher retail sales. Fuel revenues, or electric fuel costs billed to customers, generally do not affect net income, since the expense recognized as fuel costs is adjusted to match the fuel revenues. The amount of under- or over-recovered fuel costs is deferred until it is subsequently recovered from or returned to utility customers.

Interchange delivery revenues increased $23.7 million and $15.2 million for the three- and six-month periods, respectively, mainly due to higher sales and higher billing rates to the Pennsylvania-New Jersey-Maryland (PJM) Interconnection. Interchange delivery revenues reduce the rates charged to customers under fuel adjustment clauses and, thus, generally do not affect net income.

Electric merchant revenues from off-system, unregulated sales increased $13.5 million and $42.8 million for the three- and six-month periods, respectively, mainly because the Company's merchant group has increased its operations substantially since the beginning of 1997, when the group was in the start-up phase. The margin provided by electric merchant revenues in excess of related energy costs is relatively small due to the competitive nature of bulk commodity sales.

GAS REVENUES
------------

Details of the changes in the various components of gas revenues for the three- and six-month periods ended June 30, 1998, as compared to the same periods in 1997, are shown below (dollars in millions):

                                            Three     Six
                                           Months   Months
                                           -------  -------
          Non-fuel (Base Rate) Revenues     $(0.4)  $ (2.2)
          Fuel Revenues                      (2.0)    (4.1)
          Merchant Revenues                  42.9    106.5
                                            -----   ------
            Total                           $40.5   $100.2
                                            =====   ======

The decreases shown above for non-fuel and fuel gas revenues were primarily due to lower residential gas sales caused by milder winter and warmer April weather. Residential gas sales decreased 15.0% and 11.3% for the second quarter and six-month period, respectively. The weather-related gas revenue decrease was partly offset by additional gas revenues from a 2.3% increase in the average number of gas customers.

Gas merchant revenues increased $42.9 million and $106.5 million for the three- and six-month periods, respectively, primarily due to higher off-system gas sales resulting from a substantial increase in the Company's merchant operations since start-up last year. Gas merchant revenues also include fees earned for release of pipeline capacity and other services. Similar to electric merchant revenues, the margin provided by gas merchant revenues in excess of related purchased gas costs is relatively small due to the competitive nature of bulk commodity sales.

Other Services Revenues
-----------------------

Total revenues from "Other services" decreased from $32.3 million to $2.3 million for the three-month period and from $59.7 million to $24.3 million for the six-month period. These revenue decreases were primarily due to the loss of revenue attributed to the sale of the Pine Grove landfill and waste-hauling operations in the fourth quarter of 1997, and the transfer of the Company's nonutility subsidiaries to Conectiv on March 1, 1998.

ELECTRIC FUEL AND PURCHASED ENERGY EXPENSES
-------------------------------------------

Electric fuel and purchased energy expenses increased $37.2 million and $52.8 million for the three- and six-month periods, respectively, mainly due to greater volumes of energy purchased for sale off-system and an increase in deferred fuel expense.

GAS PURCHASED
-------------

Gas purchased increased $40.1 million and $103.0 million for the three- and six-month periods, respectively, mainly due to larger volumes of gas purchased for resale off-system partially offset by lower volumes of gas purchased for sale on-system due to the milder weather.

EMPLOYEE SEPARATION AND OTHER MERGER-RELATED COSTS
--------------------------------------------------

The Company recognized additional settlement gains on its pension obligations and revised its previous estimate of Merger-related costs in the second quarter of 1998 which resulted in a $14.3 million reduction in the Merger-related costs that were charged in the first quarter. For the six months ended June 30, 1998, the Company has expensed $26.0 million of Merger-related costs. The charge is net of $42.3 million of curtailment and settlement gains from pension and postretirement benefits. The Company estimates that approximately $4 million to $7 million of settlement gains will be recognized later in 1998, as additional settlements occur. Refer to "Employee Separation and Other Merger-Related Costs" in Note 2 to the Consolidated Financial Statements for a more detailed discussion.

Operation and Maintenance Expenses
----------------------------------

Operation and maintenance expenses decreased by $16.3 million for the three-month period, primarily due to the transfer of the nonutility subsidiaries to Conectiv on March 1, 1998, lower operating expenses at the Salem nuclear power plant and the utility business's cost containment measures.

Operation and maintenance expenses decreased by $10.5 million for the six-month period, primarily due to lower operating expenses at the Salem nuclear power plant and the utility business's cost containment measures.

Depreciation Expense
--------------------

Depreciation expense decreased $1.1 million and $0.8 million for the three- and six-month periods, respectively, due to the sale of the Pine Grove landfill and waste-hauling operations in the fourth quarter of 1997 and the transfer of the nonutility subsidiaries to Conectiv on March 1, 1998. These decreases were partially offset by higher utility depreciation expenses due to the completion of on-going construction projects and installation of new systems.

FINANCING COSTS
---------------

Financing costs reflected in the consolidated income statement include interest charges, allowance for funds used during construction (AFUDC), dividends on preferred securities of a subsidiary trust, and dividends on preferred stock. Financing costs increased $0.4 million and $0.6 million for the three- and six-month periods, respectively, mainly due to higher average debt balances associated with utility plant financing requirements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $128.6 million for the six months ended June 30, 1998, compared to $115.6 million for the six months ended June 30, 1997, a $13.0 million increase. Capital expenditures for the six-month periods decreased from $75.6 million to $45.6 million mainly due to the timing of expenditures.

In January 1998, the Company issued $33.0 million of 6.81% unsecured Medium-Term Notes which mature in 20 years. The Company used $25.4 million of the proceeds to refinance short-term debt. In recognition of this refinancing, $25.4 million of short-term debt was reclassified to long-term debt on the consolidated balance sheet as of December 31, 1997.

In June 1998, the Company redeemed $25.0 million of 5.69% unsecured Medium-Term Notes and $1.0 million of 6.95% Amortizing First Mortgage Bonds. The balances of long-term debt due within one year increased by $4.0 million due to the scheduled maturity of $30.0 million of 7.50% Medium-Term Notes in June 1999, partially offset by the redemptions that occurred in June 1998.

Ratio of Earnings to Fixed Charges
----------------------------------

The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Method are shown below:


                                      12 Months
                                        Ended          Year Ended December 31,
                                       June 30,  -----------------------------------
                                        1998     1997   1996     1995    1994   1993
                                      ---------  ----  -------  ------  ------  ----
Ratio of Earnings to:
 Fixed Charges (SEC Method) (1)          2.55    2.83     3.33    3.54    3.49  3.47
 Fixed Charges and Preferred Stock
   Dividends (SEC Method) (1)            2.37    2.63     2.83    2.92    2.85  2.88

(1) Excluding the Merger-related charge discussed in Note 2 to the Consolidated Financial Statements, which decreased pre-tax income by $26.0 million, for the twelve months ended June 30, 1998, the ratio of earnings to fixed charges was 2.82 and the ratio of earnings to fixed charges and preferred stock dividends was 2.62.

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

YEAR 2000
---------

The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A Conectiv project team, originally started in 1996 by ACE, is assisting line management in addressing the issue of computer programs and embedded systems not properly recognizing the Year 2000. A Conectiv corporate officer, reporting directly to the chief executive officer, is coordinating all Year 2000 activities. The Company faces substantial challenges in identifying and correcting the many computer and embedded systems critical to generating and delivering power, delivering natural gas, and providing other services to its customers.

The project team is using a phased approach to managing its activities. The first phase is identification, inventory and assessment of all systems, equipment, and processes. Each identified item is given a criticality rating of high, medium or low. The second phase is determining and implementing corrective action for the systems, equipment and processes rated as high or medium and thus believed to put the Company's business operations and customers at substantial risk. The third phase is testing. The project team has completed corrective action on most of the information technology systems used in managing the Company's businesses and has tested approximately half of the systems in this area. Assessment of, and modifications to, other impacted systems, equipment and processes in the power generation, power distribution, natural gas distribution, and energy services business units are in the early stages and are expected to continue through 1998 and

1999, with testing of critical items expected to be done as modifications are completed. The Company will be updating established outage contingency plans to address Year 2000 issues over the next twelve months.

The Company is also contacting critical vendors and service providers to review remediation of their Year 2000 issues. Many aspects of the Company's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas to allow the Company to generate power.

Conectiv has incurred approximately $3 million in costs for year 2000 activities and currently expects the costs for the Year 2000 project to range from $10 million to $15 million. These estimates could change significantly as the Year 2000 project progresses.

Since the project team is still in the process of assessing and correcting impacted systems, equipment and processes, the Company cannot currently determine whether the Year 2000 issue might cause disruptions to its operations and have impacts on related costs and revenues. The Company will be assessing the status of the Year 2000 project team on at least a monthly basis to determine the likelihood of substantial business disruptions. Any disruption to the Company's operations could significantly impact its customers and could generate substantial legal claims against the Company. The Company's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.

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

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 5. OTHER INFORMATION
-------------------------

SALEM NUCLEAR GENERATING STATION
--------------------------------

On July 29, 1998 the Nuclear Regulatory Commission (NRC) announced that the Salem Nuclear Generating Station has been removed from the NRC's watch list.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

EXHIBITS
--------

Exhibit 12-A, Computation of Ratio of Earnings to Fixed Charges

Exhibit 12-B, Computation of Ratio of Earnings to Fixed Charges and Preferred
              Dividends

EXHIBIT 27, Financial Data Schedule


REPORTS ON FORM 8-K
-------------------

None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Delmarva Power & Light Company
                                  ------------------------------
                                          (Registrant)



Date:     August 13, 1998         /s/ B. S. Graham
     ------------------------     -----------------------------------
                                  B. S. Graham, Senior Vice President
                                  and Chief Financial Officer

                                 EXHIBIT INDEX





                                                     Exhibit   Page
                                                     Number   Number
                                                     -------  ------

Computation of ratio of earnings to fixed charges      12-A      21

Computation of ratio of earnings to fixed charges
 and preferred dividends                               12-B      22

Financial Data Schedule                                27        23
