Form 10-Q
period 1998-09-30
DELMARVA POWER & LIGHT CO /DE/
filed 1998-11-12
CIK 27879

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[Mark one]

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1998
                               -------------------------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number     1-1405

                        Delmarva Power & Light Company
                        ------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware and Virginia                                    51-0084283
     -------------------------                                 ------------
     (States of incorporation)                              (I.R.S. Employer
                                                           Identification No.)

       800 King Street, P.O. Box 231, Wilmington, Delaware        19899
       ---------------------------------------------------      ---------
            (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code      302-429-3114
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

                       Yes   X     No ______
                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Conectiv owns all of the 1,000 outstanding shares of Common Stock, $2.25 par value, of Delmarva Power & Light Company

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------

                               Table of Contents
                               -----------------

                                                                  Page No.
                                                                  --------
Part I.    Financial Information:

            Consolidated Statements of Income for the three
            and nine months ended September 30, 1998 and 1997            1

            Consolidated Balance Sheets as of September 30, 1998
            and December 31, 1997                                      2-3

            Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1998 and 1997                4

            Consolidated Statement of Changes in Common
            Stockholders' Equity                                         5

            Notes to Consolidated Financial Statements                6-10

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      11-18

Part II.   Other Information and Signature                           19-24

                         Part I. FINANCIAL INFORMATION
                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30                  September 30
                                                          -------------------------    ---------------------------
                                                             1998          1997            1998             1997
                                                          ------------   ----------    ------------  -------------
OPERATING REVENUES
    Electric                                              $   500,508    $  332,391    $ 1,066,060   $    841,362
    Gas                                                        93,456        39,315        282,049        127,731
    Other services                                              4,924        28,796         29,341         88,456
                                                          ------------   ----------    ------------  -------------
                                                              598,888       400,502      1,377,450      1,057,549
                                                          ------------   ----------    ------------  -------------

OPERATING EXPENSES
    Electric fuel and purchased energy                        272,844       128,411        514,593        317,351
    Gas purchased                                              87,590        32,246        248,761         90,430
    Purchased electric capacity                                 8,295         6,980         22,786         20,936
    Employee separation and other merger-related costs            728             -         26,788              -
    Other services cost of sales                                3,460        20,559         20,601         63,574
    Operation and maintenance                                  54,154        82,584        195,564        235,537
    Depreciation                                               32,556        34,291         99,266        101,807
    Taxes other than income taxes                              10,185         9,922         28,589         27,879
                                                          ------------   ----------    ------------  -------------
                                                              469,812       314,993      1,156,948        857,514
                                                          ------------   ----------    ------------  -------------
OPERATING INCOME                                              129,076        85,509        220,502        200,035
                                                          ------------   ----------    ------------  -------------

OTHER INCOME
    Allowance for equity funds used
      during construction                                         685             -          1,600             -
    Other income                                                1,326         2,021            527          5,000
                                                          ------------   ----------    ------------  -------------
                                                                2,011         2,021          2,127          5,000
                                                          ------------   ----------    ------------  -------------

INTEREST EXPENSE
    Interest charges                                           20,574        20,932         62,570         62,450
    Allowance for borrowed funds used during
      construction and capitalized interest                      (493)         (791)        (1,575)        (3,027)
                                                          ------------   ----------    ------------  -------------
                                                               20,081        20,141         60,995         59,423
                                                          ------------   ----------    ------------  -------------

DIVIDENDS ON PREFERRED SECURITIES
    OF A SUBSIDIARY TRUST                                       1,422         1,422          4,266          4,266
                                                          ------------   ----------    ------------  -------------

INCOME BEFORE INCOME TAXES                                    109,584        65,967        157,368        141,346

INCOME TAXES                                                   42,847        26,556         62,412         58,145
                                                          ------------   ----------    ------------  -------------

NET INCOME                                                     66,737        39,411         94,956         83,201

DIVIDENDS ON PREFERRED STOCK                                    1,087         1,092          3,259          3,391
                                                          ------------   ----------    ------------  -------------
EARNINGS APPLICABLE TO COMMON STOCK                       $    65,650    $   38,319    $    91,697   $     79,810
                                                          ============   ==========    ============  =============


See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                   September 30,               December 31,
                                                        1998                       1997
                                                   -------------               ------------
                         ASSETS
                         -------

CURRENT ASSETS
  Cash and cash equivalents                         $     5,343                $    35,339
  Accounts receivable                                   206,331                    197,561
  Accounts receivable from associated companies          20,514                          -
  Intercompany loan receivable                           27,936                          -
  Inventories, at average costs
      Fuel (coal, oil and gas )                          39,465                     37,425
      Materials and supplies                             38,603                     40,518
  Prepayments                                             9,944                     11,255
  Deferred energy costs                                       -                     18,017
  Deferred income taxes, net                              9,473                        776
                                                  -------------               ------------
                                                        357,609                    340,891
                                                  -------------               ------------

INVESTMENTS
  Investment in leveraged leases                              -                     46,375
  Funds held by trustee                                  52,949                     48,086
  Other investments                                          85                      9,500
                                                  -------------               ------------
                                                         53,034                    103,961
                                                  -------------               ------------

PROPERTY, PLANT AND EQUIPMENT
  Electric utility plant                              3,047,571                  3,010,060
  Gas utility plant                                     248,889                    241,580
  Common utility plant                                  156,964                    154,791
                                                  -------------               ------------
                                                      3,453,424                  3,406,431
  Less : Accumulated depreciation                     1,459,160                  1,373,676
                                                  -------------               ------------
  Net utility plant in service                        1,994,264                  2,032,755
  Utility construction work-in-progress                 102,815                     93,017
  Leased nuclear fuel, at amortized cost                 29,614                     31,031
  Nonutility property, net                                4,378                     74,811
  Goodwill, net                                          72,407                     92,602
                                                  -------------               ------------
                                                      2,203,478                  2,324,216
                                                  -------------               ------------

DEFERRED CHARGES AND OTHER ASSETS
  Prepaid employee benefits costs                        80,664                     58,111
  Unamortized debt expense                               12,318                     12,911
  Deferred debt refinancing costs                        16,811                     18,760
  Deferred recoverable income taxes                      83,357                     88,683
  Other                                                  44,097                     67,948
                                                  -------------               ------------
                                                        237,247                    246,413
                                                  -------------               ------------

TOTAL ASSETS                                        $ 2,851,368                $ 3,015,481
                                                  =============               ============

See accompanying Notes to Consolidated Financial Statements

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                        September 30,          December 31,
                                                             1998                   1997
                                                        -------------          ------------
               CAPITALIZATION AND LIABILITIES
               ------------------------------
Current Liabilities
  Short-term debt                                       $         -           $    23,254
  Long-term debt due within one year                         37,287                33,318
  Variable rate demand bonds                                 71,500                71,500
  Accounts payable                                           95,862               103,607
  Taxes accrued                                              55,068                10,723
  Interest accrued                                           16,189                19,902
  Dividends payable                                          23,706                23,775
  Current capital lease obligation                           12,478                12,516
  Deferred energy costs                                       1,379                     -
  Accrued employee separation and
    other merger related costs                                3,433                     -
  Other                                                      24,498                35,819
                                                        -----------           -----------
                                                            341,400               334,414
                                                        -----------           -----------
Deferred Credits and Other Liabilities
  Deferred income taxes, net                                455,960               492,792
  Deferred investment tax credits                            38,022                39,942
  Long term capital lease obligation                         18,313                19,877
  Other                                                      27,223                30,585
                                                        -----------           -----------
                                                            539,518               583,196
                                                        -----------           -----------
Capitalization
  Common stock, $2.25 par value;  shares authorized:
    1998 - 1,000,000,  1997 - 90,000,000
  Shares outstanding: 1998 - 1,000,  1997- 61,210,262             2               139,116
  Additional paid-in-capital                                528,893               526,812
  Retained earnings                                         329,888               300,757
                                                        -----------           -----------
                                                            858,783               966,685
  Treasury shares, at cost:
    1997-619,237                                                  -               (11,687)
  Unearned compensation                                           -                  (502)
                                                        -----------           -----------
    Total common stockholders' equity                       858,783               954,496
  Cumulative preferred stock                                 89,703                89,703
  Company obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely Company debentures                                70,000                70,000
  Long-term debt                                            951,964               983,672
                                                        -----------           -----------
                                                          1,970,450             2,097,871
                                                        -----------           -----------

Total Capitalization and Liabilities                    $ 2,851,368           $ 3,015,481
                                                        ===========           ===========

          See accompanying Notes to Consolidated Financial Statements

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30
                                                                   --------------------------------------
                                                                        1998                   1997
                                                                   ----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                           $ 94,956              $ 83,201
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                      106,614               106,269
       Allowance for equity funds used during construction                 (1,600)                    -
       Deferred income taxes, net                                           2,398                 3,338
       Investment tax credit adjustments, net                              (1,920)               (1,919)
       Net change in:
          Accounts receivable                                             (25,310)              (33,771)
          Inventories                                                      (1,336)                 (123)
          Accounts payable                                                 (4,087)               (2,614)
          Other current assets & liabilities (1)                           71,719                35,559
    Other, net                                                            (18,519)               (7,631)
                                                                   ----------------       ---------------
    Net cash provided by operating activities                             222,915               182,309
                                                                   ----------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Intercompany loan receivable                                          (27,936)                    -
    Acquisition of businesses, net of cash acquired                        (8,970)              (22,594)
    Capital expenditures                                                  (69,371)             (108,261)
    Investments in partnerships                                                 -                (4,324)
    Net cash of nonutility subsidiaries spun-up to Conectiv               (18,138)                    -
    Deposits to nuclear decommissioning trust funds                        (3,180)               (3,180)
    Other, net                                                                202                 1,445
                                                                   ----------------       ---------------
    Net cash used by investing activities                                (127,393)             (136,914)
                                                                   ----------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common dividends paid                                                 (71,088)              (70,266)
    Preferred dividends                                                    (3,382)               (3,119)
    Issuances : Long-term debt                                             33,000               124,200
                Common stock                                                   63                17,711
    Redemptions: Long-term debt                                           (26,029)              (27,256)
                 Variable rate demand bonds                                     -                (1,500)
                 Common stock                                              (1,983)               (7,274)
    Principal portion of capital lease payments                            (7,164)               (4,462)
    Net change in short-term debt                                         (48,675)              (72,972)
    Cost of issuances and refinancings                                       (260)               (4,159)
                                                                   ----------------       ---------------
    Net cash used by financing activities                                (125,518)              (49,097)
                                                                   ----------------       ---------------
    Net change in cash and cash equivalents                               (29,996)               (3,702)
    Cash and cash equivalents at beginning of period                       35,339                36,533
                                                                   ----------------       ---------------
    Cash and cash equivalents at end of period                            $ 5,343              $ 32,831
                                                                   ================       ===============

    (1)  Other than debt and deferred income taxes classified as current.

See accompanying Notes to Consolidated Financial Statements.

Delmarva Power & Light Company
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
(Unaudited)

                                                 Common                  Additional                             Unearned
                                                 Shares        Par        Paid-in      Retained      Treasury    Compen-
(Dollars in Thousands)                         Outstanding    Value       Capital      Earnings       Stock      sation      Total
====================================================================================================================================
Balance as of December 31, 1997                   61,210,262  $ 139,116    $ 526,812   $ 300,757   $ (11,687)   $ (502)   $954,496
Net income                                                                                94,956                            94,956
Cash dividends declared
     Common stock                                                                        (71,210)                          (71,210)
     Preferred stock                                                                      (3,259)                           (3,259)
Issuance of common stock
     Business acquisitions                           488,473                                           9,090                 9,090
     Stock options                                     3,200          7           56                                            63
Reacquired common shares                             (90,764)                     50                  (1,983)               (1,933)
LTIP (1)                                                                                                           (41)        (41)
Transfer of nonutility subsidiaries (2)                                     (132,023)      8,644                          (123,379)
Change in shares outstanding due to Merger (3)   (61,831,699)  (139,121)     139,121                                             -
Transfer of treasury shares to Conectiv due
     to merger (4)                                   221,528                  (4,580)                  4,580                     -
Transfer of unearned compensation to Conectiv
     due to the merger (4)                                                      (543)                              543           -
                                              --------------------------------------------------------------------------------------

Balance as of September 30, 1998                       1,000  $       2    $ 528,893   $ 329,888   $       -    $    -    $858,783
                                              ======================================================================================

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

On March 1, 1998, the Company and Atlantic Energy, Inc. (Atlantic) consummated merger transactions (the Merger) by which the Company and Atlantic City Electric Company (ACE) became wholly-owned subsidiaries of Conectiv. As a result of the Merger, Conectiv now owns, directly or indirectly, the nonutility subsidiaries formerly held by the Company. Due to the restructuring as of March 1, 1998, the Consolidated Statement of Income for the nine months ended September 30, 1998, includes operating results of the nonutility subsidiaries for the two months ended February 28, 1998. Refer to Note 4, "Merger with Atlantic," for additional information concerning the Merger.

2.  ACCOUNTING FOR ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES
    ------------------------------------------------------------

The Company actively participates in the wholesale energy markets to support its wholesale utility and competitive retail marketing activities. The Company's energy market participation exposes the Company to commodity market risk when, at times, the Company creates net open energy commodity positions or allows net open positions to continue. To the extent that the Company has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels.

The Emerging Issues Task Force (EITF), which evaluates accounting issues under the direction of the Financial Accounting Standards Board (FASB), has reached a tentative conclusion concerning accounting for energy trading activities.
Energy trading activities generally involve the purchase or sale of energy with the objective of earning profits resulting from changes in market prices. The Company accrues losses on firm commitments, and records other gains and losses from energy trading transactions at the time of settlement. The EITF has tentatively concluded that, effective for financial statements issued for fiscal years beginning after December 15, 1998, contracts entered into in connection with energy trading activities should be marked to market with gains and losses (unrealized and realized) shown net in the income statement. This accounting method would change the timing of gain and loss recognition in the income statement and recognize assets and liabilities for unrealized gains and losses.

3.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
    ------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 which becomes effective in the first quarter of fiscal years beginning after June 15, 1999, unless early adoption is elected. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as assets or liabilities in the balance sheet and be measured at fair value. Under specified conditions, a derivative may be designated as a hedge. The change in the fair value of derivatives which are not designated as hedges is recognized in earnings. For derivatives designated as hedges of changes in the fair value of an asset or liability, or as a hedge of exposure to variable cash flows of a forecasted transaction, earnings are affected to the extent the hedge does not match offsetting changes in the hedged item.

Upon adoption of SFAS No. 133, the Company's balance sheet will be adjusted to include assets and liabilities for the fair market value of derivative instruments. Deferred gains and losses on derivative instruments existing at the time of adoption will be eliminated and be recorded as an effect of a change in accounting principle in net income or other comprehensive income. As discussed in Note 2 to the Consolidated Financial Statements, if the EITF tentative conclusion on Accounting for Energy Trading and Risk Management Activities becomes final, no gains or losses from energy trading activities will have been deferred upon the Company's adoption of SFAS No. 133. For information concerning the Company's current accounting policy for derivatives and related energy trading activities, refer to Notes 1 and 6 to the Financial Statements in the 1997 Report on Form 10-K.

4. MERGER WITH ATLANTIC
   --------------------

As previously reported, on March 1, 1998, the Company and ACE became wholly-owned subsidiaries of Conectiv. Prior to the Merger, Atlantic owned ACE, an electric utility serving the southern one-third of New Jersey, and Atlantic Energy Enterprises (AEE), which owns nonutility subsidiaries. As a result of the Merger, Atlantic ceased to exist and Conectiv owns, directly or indirectly, ACE, AEE, the Company, and nonutility subsidiaries formerly held by the Company.

In connection with the Merger, the Company's Board of Director's declared that a dividend consisting of the common stock of its nonutility subsidiaries be paid to Conectiv. These nonutility subsidiaries had net assets of $123.4 million as of February 28, 1998 and net losses of $3.5 million through February 28, 1998.

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

Employee Separation and Other Merger-Related Costs
--------------------------------------------------

For the nine months ended September 30, 1998, the Company recorded a $26.8 million charge ($16.2 million after taxes) to recognize the costs of employee separation programs utilized to achieve workforce reductions concurrent with the Merger and other Merger-related costs. The charge to expense was reduced by a net $45.4 million gain from curtailment and settlements of pension and postretirement health care benefits. For the three months ended September 30, 1998, higher estimated costs ($3.1 million) were partly offset by gains on settlements of pension obligations ($2.4 million) resulting in a net pre-tax expense of $0.7 million, or $0.4 million after taxes. Of the $26.8 million of costs discussed above, $19.7 million had been paid as of September 30, 1998, $3.7 million will not require the use of operating funds, and $3.4 million remains to be paid from operating funds.

The charge for employee severance and benefits covers approximately 420 employees, of which, approximately 410 employee separations have occurred.

5.  DEBT
    ----

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

6.  CONTINGENCIES
    -------------

Environmental Matters
---------------------

The Company is subject to regulation with respect to the environmental effect of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company is currently a potentially responsible party at three federal superfund sites and is alleged to be a third-party contributor at three other federal superfund sites. The Company also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. In addition, on August 11, 1998, the Delaware Department of Natural Resources and Environmental Control notified the Company that it is a potentially responsible party liable for clean-up of the Wilmington Public Works Yard as a former owner of the property. There is $2 million included in the Company's current liabilities as of December 31, 1997 and September 30, 1998, for clean-up and other potential costs related to these sites. The Company does not expect such future costs to have a material effect on the Company's financial position or results of operations.

See Part II, Item 5 for additional information on environmental matters.

Nuclear Insurance
-----------------

In conjunction with the Company's ownership interests in the Peach Bottom Atomic Power Station (Peach Bottom), and Salem Nuclear Generating Station (Salem), the Company could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), the Company could be assessed up to $23.7 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

The co-owners of Peach Bottom and Salem maintain property insurance coverage of approximately $2.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. In addition, the Company is a member of an industry mutual insurance company, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. Under these coverages, the Company is subject to potential retrospective loss experience assessments of up to $3.2 million on an aggregate basis.

7.  SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

See Note 4 to the Consolidated Financial Statements for information concerning the transfer of the Company's nonutility subsidiaries to Conectiv on the Merger date. The assets transferred to Conectiv were primarily leveraged leases, nonutility property, and goodwill.

                                         Nine Months Ended
                                           September 30,
                                         -----------------
CASH PAID FOR                              1998     1997
                                         --------  -------
(Dollars in thousands)
 Interest, net of amounts capitalized     $62,086  $50,026
  Income taxes, net of refunds            $19,132  $42,721

 8.  RATE MATTERS
     ------------

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

As previously reported and as discussed below, the Company has quantified stranded costs in regulatory filings in Maryland. The amount of stranded costs ultimately recovered from utility customers and the final form of legislation deregulating the electric utility industry in any of the Company's regulated utility jurisdictions cannot be predicted. Also, the quantification of stranded costs under existing generally accepted accounting principles (GAAP) can differ from methods used in regulatory filings. Among other differences, GAAP precludes recognition of the gains on plants (or purchased power contracts) not impaired, but requires write down of the plants that are impaired. Due to the aforementioned considerations, the Company's management currently cannot predict the ultimate effects that electric utility industry deregulation may have on the financial statements of the Company, although such effects could be material. Any stranded costs recovered from transmission and distribution customers through a market transition charge are expected to reduce the potential one-time charge for the write-down of assets or reserve for uneconomic purchased power contracts.

In the course of electric restructuring proceedings in any of the Company's regulatory jurisdictions, the portion of base rates which remains subject to rate regulation may be decreased.

Delaware Utility Industry Restructuring

Legislation (House Bill 570) providing Delaware retail customers with the ability to choose their electric supplier in July 1999 was passed by the Delaware House of Representatives on June 2, 1998. However, on June 30, 1998, the Delaware General Assembly adjourned without a Senate vote on House Bill 570, delaying consideration of Delaware restructuring legislation until 1999.

In September 1998, the Alliance for Fair Electric Competition Today, which includes the Company, began negotiations with Delaware executive branch representatives and Delaware Public Service Commission and Staff representatives to structure consensus legislation for passage early in 1999.

Maryland Utility Industry Restructuring

As previously reported in Note 6 to the Consolidated Financial Statements of the Company's Second Quarter 1998 Report on Form 10-Q, on July 1, 1998, the Company filed with the MPSC its quantification of stranded costs and computation of unbundled rates. Stranded costs were estimated to be $217 million on a company system-wide basis, including $123 million attributable to generating units, $54 million associated with purchased power contracts, $21 million related to fuel inventory financing costs, and $19 million of regulatory assets. The Company proposed full recovery of the Maryland retail portion of the stranded costs over a three-year period, starting with the commencement of retail competition on July 3, 2000. The MPSC is scheduled to issue an order on stranded cost recovery by October 1, 1999.

On September 10, 1998, the MPSC issued an Order addressing rehearing applications and motions to strike filed by several parties in January 1998. Among other things, the Order confirmed a schedule intended to result in electric retail competition by July 3, 2000 and the adoption of an interstate reciprocity requirement. The Company's request to deregulate generation assets at the beginning of the transition period was denied. The MPSC proposes to deregulate generation assets once the market is deemed to be competitive. On October 7, 1998, the Company sought re-consideration of the MPSC's Order. On October 9, 1998, the Company filed an appeal of the Order to preserve the Company's rights with respect to portions of the Order that might be deemed final.

Virginia

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

EARNINGS SUMMARY
----------------

Pursuant to a Merger-related corporate restructuring, Conectiv became the owner of the Company's nonutility subsidiaries as of March 1, 1998. Accordingly, the year-to-date 1998 operating results include two months of nonutility subsidiary operations. The consolidated statements of income, for the nine months ended September 30, include revenues of $19.5 million and $77.4 million and net losses of $3.5 million and $3.3 million, for 1998 and 1997, respectively, from the operations of these nonutility subsidiaries.

The Company had earnings applicable to common stock of $91.7 million and $79.8 million for the nine months ended September 30, 1998 and 1997, respectively.
The earnings increase was reduced by a $16.2 million after-tax charge for costs associated with the Merger. After adjusting for the one-time Merger costs and the effect of the nonutility subsidiaries, year-to-date earnings were up $28.3 million. The increase was primarily due to higher electric revenues (net of fuel costs) due to a 3.8% retail electric sales increase and lower operation and maintenance expenses, partially offset by lower gas revenues (net of fuel costs) due to milder winter and spring weather.

The Company had earnings applicable to common stock of $65.6 million and $38.3 million for the three months ended September 30, 1998, and 1997, respectively. Earnings were up $27.3 million primarily due to higher net electric revenues due to hotter summer weather and lower operation and maintenance expenses.

ELECTRIC INDUSTRY RESTRUCTURING
-------------------------------

For previously reported information concerning restructuring the electric utility industry in Delaware, Maryland and Virginia, refer to page I-2 and page I-4 of the Company's 1997 Report on Form 10-K and Note 6 to the Consolidated Financial Statements of the Company's Second Quarter 1998 Report on Form 10-Q.

As previously reported and as discussed below, the Company has quantified stranded costs in regulatory filings in Maryland. The amount of stranded costs ultimately recovered from utility customers and the final form of legislation deregulating the electric utility industry in any of the Company's regulated utility jurisdictions cannot be predicted. Also, the quantification of stranded costs under existing GAAP can differ from methods used in regulatory filings. Among other differences, GAAP precludes recognition of the gains on plants (or purchased power contracts) not impaired, but requires write down of the plants that are impaired. Due to the aforementioned considerations, the Company's management currently cannot predict the ultimate effects that electric utility industry deregulation may have on the financial statements of the Company, although such effects could be material. Any stranded costs recovered from transmission and distribution customers through a market transition charge are expected to reduce the potential one-time charge for the write-down of assets or reserve for uneconomic purchased power contracts.

In the course of electric restructuring proceedings in any of the Company's regulatory jurisdictions, the portion of base rates which remains subject to rate regulation may be decreased.

Delaware

Legislation (House Bill 570) providing Delaware retail customers with the ability to choose their electric supplier in July 1999 was passed by the Delaware House of Representatives on June 2, 1998. However, on June 30, 1998, the Delaware General Assembly adjourned without a Senate vote on House Bill 570, delaying consideration of Delaware restructuring legislation until 1999.

In September 1998, the Alliance for Fair Electric Competition Today, which includes the Company, began negotiations with Delaware executive branch representatives and Delaware Public Service Commission and Staff representatives to structure consensus legislation for passage early in 1999.

Maryland

As previously reported in Note 6 to the Consolidated Financial Statements of the Company's Second Quarter 1998 Report on Form 10-Q, on July 1, 1998, the Company filed with the MPSC its quantification of stranded costs and computation of unbundled rates. Stranded costs were estimated to be $217 million on a Company system-wide basis, including $123 million attributable to generating units, $54 million associated with purchased power contracts, $21 million related to fuel inventory financing costs, and $19 million of regulatory assets. The Company proposed full recovery of the Maryland retail portion of the stranded costs over a three-year period, starting with the commencement of retail competition on July 3, 2000. The MPSC is scheduled to issue an order on stranded cost recovery by October 1, 1999.

On September 10, 1998, the MPSC issued an Order addressing rehearing applications and motions to strike filed by several parties in January 1998. Among other things, the Order confirmed a schedule intended to result in electric retail competition by July 3, 2000 and the adoption of an interstate reciprocity requirement. The Company's request to deregulate generation assets at the beginning of the transition period was denied. The MPSC proposes to deregulate generation assets once the market is deemed to be competitive. On October 7, 1998, the Company sought re-consideration of the MPSC's Order. On October 9, 1998, the Company filed an appeal of the Order to preserve the Company's rights with respect to portions of the Order that might be deemed final.

Virginia

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

ELECTRIC REVENUES
-----------------

Details of the changes in the various components of electric revenues for the three- and nine-month periods ended September 30, 1998, as compared to the same periods in 1997, are shown below (dollars in millions):

                                           Three    Nine
                                           Months  Months
                                           ------  -------
          Non-fuel (Base Rate) Revenues    $ 18.9  $ 25.8
          Fuel Revenues                       0.1    (8.2)
          Interchange Delivery Revenues      29.2    44.4
          Merchant Revenues                 119.9   162.7
                                           ------  ------
            Total                          $168.1  $224.7
                                           ======  ======

Electric non-fuel revenues increased $18.9 million for the three-month period, due to an 8.3% increase in retail kilowatt hour (kWh) sales, which was mainly a result of hotter summer weather. Electric non-fuel revenues increased $25.8 million for the nine-month period, primarily due to 3.8% higher retail kWh sales and revenues from storm restoration work in New England during the first quarter. Year-to-date electric retail sales growth was mainly due to favorable economic conditions and customer growth. Weather's effect on the year-to-date electric kWh sales increase was minimal because the additional sales from the hotter summer were largely offset by lower sales from milder winter and spring weather earlier in the year. Merger-related rate reductions reduced the increase in non-fuel electric revenues by $3.7 million and $7.7 million for the three- and nine-month periods, respectively.

Electric fuel revenues increased $0.1 million and decreased $8.2 million for the three- and nine-month periods, respectively. The decrease for the nine-month period was due to lower retail electric fuel rates, partially offset by higher retail sales. For the three-month period higher retail sales more than offset the lower retail electric fuel rates. Fuel revenues, or electric fuel costs billed to customers, generally do not affect net income, since the expense recognized as fuel costs is adjusted to match the fuel revenues. The amount of under- or over-recovered fuel costs is deferred until it is subsequently recovered from or returned to utility customers.

Interchange delivery revenues increased $29.2 million and $44.4 million for the three- and nine-month periods, respectively, mainly due to higher sales to the Pennsylvania-New Jersey-Maryland Interconnection. Interchange delivery revenues reduce the rates charged to customers under fuel adjustment clauses and, thus, generally do not affect net income.

Electric merchant revenues from off-system, unregulated sales increased $119.9 million and $162.7 million for the three- and nine-month periods, respectively, mainly because the Company's merchant group has increased its operations substantially since the beginning of 1997, when the group commenced operations. The Company actively participates in the wholesale energy markets to support its utility and competitive retail marketing activities. The Company's wholesale energy market participation exposes the Company to commodity market risk when, at times, the Company creates net open energy commodity positions or allows net open positions to continue. To the extent that the Company has net open positions, controls are in place that are intended to keep risk exposures within certain management approved risk tolerance levels.

Gross margins (revenues net of fuel costs) from unregulated electric merchant sales increased by approximately $6.8 million mainly due to profitable transactions settled in the third quarter of 1998. Due to the nature of the product sold (a bulk commodity) and competitive markets, the margin percentage from merchant revenues in excess of related energy costs is generally relatively small.

The Company has emerged as a leading independent energy marketer in Pennsylvania by adding more than 30,000 new customers in Pennsylvania's pilot programs for customer choice of electric suppliers. Pennsylvania is transitioning to a deregulated retail electric power market. One-third of all Pennsylvania consumers will be able to choose their electric supplier by January 1, 1999, another third will have choice by January 2, 2000, and all Pennsylvania consumers will have choice by January 2, 2001. As the Pennsylvania electric choice program expands, the Company's management believes that the Company will retain many of its new customers and attract an even larger share of the market.

GAS REVENUES
------------

Details of the changes in the various components of gas revenues for the three- and nine-month periods ended September 30, 1998, as compared to the same periods in 1997, are shown below (dollars in millions):

                                            Three    Nine
                                           Months   Months
                                           -------  -------
          Non-fuel (Base Rate) Revenues     $(0.5)  $ (2.7)
          Fuel Revenues                       0.4     (3.7)
          Merchant Revenues                  54.2    160.7
                                            -----   ------
            Total                           $54.1   $154.3
                                            =====   ======

Non-fuel and fuel gas revenues decreased for the nine-month period ended September 30, 1998 primarily due to lower residential gas sales caused by milder winter and spring weather. Residential gas sales decreased 11.0% for the nine-month period. The weather-related gas revenue decrease was partly offset by additional gas revenues from a 2.4% increase in the average number of gas customers.

Gas merchant revenues increased $54.2 million and $160.7 million for the three- and nine-month periods, respectively, primarily due to higher off-system gas sales resulting from a substantial increase in the Company's merchant operations since start-up last year. Gas merchant revenues also include fees earned for release of pipeline capacity and other services. Similar to electric merchant revenues, the margin provided by gas merchant revenues in excess of related purchased gas costs is relatively small due to the competitive nature of bulk commodity sales.

OTHER SERVICES REVENUES
-----------------------

Total revenues from "Other services" decreased from $28.8 million to $4.9 million for the three-month period and from $88.5 million to $29.3 million for the nine-month period. These revenue decreases were primarily due to the loss of revenue attributed to the sale of the Pine Grove landfill and waste-hauling operations in the fourth quarter of 1997, and the transfer of the Company's nonutility subsidiaries to Conectiv on March 1, 1998.

ELECTRIC FUEL AND PURCHASED ENERGY EXPENSES
-------------------------------------------

Electric fuel and purchased energy expenses increased $144.4 million and $197.2 million for the three- and nine-month periods, respectively, mainly due to greater volumes of energy purchased for sale on and off-system.

GAS PURCHASED
-------------

Gas purchased increased $55.3 million and $158.3 million for the three- and nine-month periods, respectively, mainly due to larger volumes of gas purchased for resale off-system partially offset by lower volumes of gas purchased for sale on-system due to the milder winter and spring weather.

EMPLOYEE SEPARATION AND OTHER MERGER-RELATED COSTS
--------------------------------------------------

The Company expensed $26.8 million ($16.2 million after taxes) of Merger-related costs for the nine months ended September 30, 1998. The charge is net of $45.4 million of curtailment and settlement gains from pension and postretirement benefits. Refer to "Employee Separation and Other Merger-Related Costs" in Note 4 to the Consolidated Financial Statements for a more detailed discussion.

OPERATION AND MAINTENANCE EXPENSES
----------------------------------

Operation and maintenance expenses decreased by $28.4 million for the three-month period, primarily due to the transfer of the nonutility subsidiaries to Conectiv on March 1, 1998, lower payroll costs due to a reduction of approximately 410 employees and lower pension costs.

Operation and maintenance expenses decreased by $40.0 million for the nine-month period, primarily due to lower operating expenses at the Salem nuclear power plant, the transfer of the nonutility subsidiaries to Conectiv on March 1, 1998, lower payroll costs due to a reduction of approximately 410 employees and lower pension costs.

DEPRECIATION EXPENSE
--------------------

Depreciation expense decreased $1.7 million and $2.5 million for the three- and nine-month periods, respectively, due to the sale of the Pine Grove landfill and waste-hauling operations in the fourth quarter of 1997 and the transfer of the nonutility subsidiaries to Conectiv on March 1, 1998. These decreases were partially offset by higher utility depreciation expenses due to the completion of on-going construction projects.

FINANCING COSTS
---------------

Financing costs reflected in the consolidated income statement include interest charges, allowance for funds used during construction (AFUDC), dividends on preferred securities of a subsidiary trust, and dividends on preferred stock. Financing costs decreased $0.8 million for the three-month period and decreased $0.2 million for the nine-month period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $222.9 million for the nine months ended September 30, 1998, compared to $182.3 million for the nine months ended September 30, 1997, a $40.6 million increase. The increase was primarily due to higher earnings and lower tax payments in the current year. Tax payments were lower due to the timing of tax payments which was affected by the annualization methods elected. Capital expenditures for the nine-month periods decreased from $108.3 million to $69.4 million and are expected to be less than originally planned at year-end. Investing activities also included a $27.9 million loan to Conectiv Resource Partners, Inc. which manages lendings and borrowings among the Conectiv companies.

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

RATIO OF EARNINGS TO FIXED CHARGES
----------------------------------

The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Method are shown below:

                                        12 Months
                                          Ended
                                      September 30,        Year Ended December 31,
                                                     -----------------------------------
                                          1998       1997   1996     1995    1994   1993
                                      -------------  ----  -------  ------  ------  ----
Ratio of Earnings to:
 Fixed Charges (SEC Method) (1)                3.00  2.83     3.33    3.54    3.49  3.47
 Fixed Charges and Preferred Stock
   Dividends (SEC Method) (1)                  2.80  2.63     2.83    2.92    2.85  2.88

(1) Excluding the Merger-related charge discussed in Note 4 to the Consolidated Financial Statements, which decreased pre-tax income by $26.8 million, for the twelve months ended September 30, 1998, the ratio of earnings to fixed charges was 3.28 and the ratio of earnings to fixed charges and preferred stock dividends was 3.05.

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

YEAR 2000
---------

The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, is assisting line management in addressing the issue of computer programs and embedded systems not properly recognizing the Year 2000. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, is coordinating all Year 2000 activities. There are substantial challenges in identifying and correcting the many computer and embedded systems critical to generating and delivering power, delivering natural gas and providing other services to customers.

The project team is using a phased approach to managing its activities. The first phase is, inventory and assessment of all systems, equipment, and processes. Each identified item is given a criticality rating of high, medium or low. Those items rated as high or medium are believed to put the Company's business operations and customers at substantial risk and are then subject to the second phase of the project. The second phase is determining and implementing corrective action for the systems, equipment and processes, and concludes with a test of the unit being remediated. The third phase is system testing and compliance certification. Additionally, the project team will be updating existing outage contingency plans to address Year 2000 issues over the next 12 months.

The following chart sets forth the current completion percentage of the Year 2000 Project by major business group, and for the information technology systems used in managing the Company's business. The Company expects significant progress in remediation and testing over the next two quarters based on work that is in process and material that is being ordered.

                             Inventory and  Corrective    Testing and
Business Group                 Assessment     Action      Compliance
---------------------------  ------------  ------------  -----------
Business systems                     95%           70%          60%
Power production                     90%            0%           0%
Electricity distribution             90%            5%           5%
Energy and other services        75%-95%        0%-80%       0%-80%

The Company is also contacting critical vendors and service providers to review remediation of their Year 2000 issues. Many aspects of the Company's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas to allow the Company to generate power.

Distribution of electricity is dependent on the overall reliability of the electric grid. The Company is cooperating with the North American Electric Reliability Council and the PJM Interconnection in Year 2000 remediation efforts, and is accelerating its Year 2000 Project timeline to be generally in-line with the recommendations of those groups.

Conectiv has incurred approximately $3 million in costs for the Year 2000 Project and currently estimates the costs for the Year 2000 Project to range from $10 million to $15 million. These estimates could change significantly as the Year 2000 Project progresses.

Since the project team is still in the process of assessing and correcting impacted systems, equipment and processes, the Company cannot currently determine whether the Year 2000 issue might cause disruptions to its operations and have impacts on related costs and revenues. The Company assesses the status of the Year 2000 Project on at least a monthly basis to determine the likelihood of business disruptions. Any substantial disruption to the Company's operations could significantly impact its customers and could generate legal claims against the Company. The Company's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.

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

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

As previously reported in Note 18 to the Consolidated Financial Statements included in the Company's 1997 Annual Report on Form 10-K, on February 27, 1996, the co-owners of Salem, including the Company, filed a complaint in the United States District Court for New Jersey against Westinghouse Electric Corporation (Westinghouse), the designer and manufacturer of the Salem steam generators.
The complaint, which sought to recover from Westinghouse the costs associated with and resulting from the cracks discovered in Salem's steam generators and with replacing such steam generators, alleged violations of federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts, fraud, negligent misrepresentation and breach of contract. On November 4, 1998, the Court granted Westinghouse's motion for summary judgment with regard to the federal Racketeer Influenced and Corrupt Organizations Act claim, and dismissed the remaining state law claims without prejudice. The Company is assessing its options, including a possible appeal.

ITEM 5. OTHER INFORMATION
-------------------------

Salem Nuclear Generating Station
--------------------------------

In September 1998, the Nuclear Regulatory Commission (NRC) issued its periodic Systematic Assessment of Licensee Performance (SALP) Report on the performance of activities at Salem for the period March 1, 1997 to August 1, 1998. SALP reports rate licensee performance in four assessment areas: Operations, Maintenance, Engineering and Plant Support. Ratings range from a high of "1" to a low of "3". Salem received a rating of 1 in Operations, a 2 in Maintenance, a 2 in Engineering, and a 1 in Plant Support. The NRC noted that the overall performance at Salem improved as demonstrated by a nearly event free return of both units to operation following the extended outage.

Air Quality Regulations
-----------------------

Due to their location in the Ozone Transport Region created by the federal Clean Air Act Amendments of 1990, the Company's facilities are required, by Delaware Department of Natural Resources and Environmental Control and Maryland Department of the Environment regulations, to reduce nitrogen oxide emissions significantly during warm weather months beginning in summer 1999. Achieving these reductions will require capital expenditures of approximately $12 million.

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



                                    Delmarva Power & Light Company
                                    ------------------------------
                                        (Registrant)



Date:     November 12, 1998         /s/ B. S. Graham
     -------------------------      ------------------------------
                                    B. S. Graham, Senior Vice President
                                    and Chief Financial Officer

                                 EXHIBIT INDEX


                                                     Exhibit   Page
                                                     Number   Number
                                                     -------  ------
Computation of ratio of earnings to fixed charges    12-A         22

Computation of ratio of earnings to fixed charges
 and preferred dividends                             12-B         23

Financial Data Schedule                               27          24