Form 10-K405
period 1998-12-31
DELMARVA POWER & LIGHT CO /DE/
filed 1999-03-26
CIK 27879

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         Commission file number 1-1405

                               ----------------

                        DELMARVA POWER & LIGHT COMPANY
            (Exact name of registrant as specified in its charter)

       Delaware & Virginia                          51-0084283
(States or other jurisdictions of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                        800 King Street, P. O. Box 231
                          Wilmington, Delaware 19899
                   (Address of principal executive offices)

                               ----------------

                 Registrant's telephone number (302) 429-3114

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
        -------------------           -----------------------------------------
First Mortgage Bonds (Series issued  New York Stock Exchange and Philadelphia
 prior to 1968)                       Stock Exchange

Preferred Stock, Cumulative, Par     Philadelphia Stock Exchange
 Value $100.00
 (Series issued prior to 1978)

8.125% Cumulative Trust Preferred    New York Stock Exchange
 Capital Securities of Delmarva
 Financing I
 (Liquidation Value of $25.00)

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  All 1,000 issued and outstanding shares of Delmarva Power & Light Company common stock, $2.25 per share par value, are owned by Conectiv.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        Page
                                                                        -----
 Glossary..............................................................   iii

 PART I
 Item 1.  Business....................................................    I-1
    General............................................................   I-1
    Competition and Electric Utility Industry Restructuring............   I-2
    Electric Business..................................................   I-2
        Installed Capacity.............................................   I-2
        Electricity Supply.............................................   I-3
        Pennsylvania-New Jersey-Maryland Interconnection Association...   I-3
        Purchased Power................................................   I-4
        Nuclear Power Plants...........................................   I-4
        Fuel Supply for Electric Generation............................   I-5
            Coal.......................................................   I-5
            Oil........................................................   I-5
            Gas........................................................   I-5
            Nuclear....................................................   I-6
        Electric Regulatory Matters....................................   I-6
            Electric Retail Rates......................................   I-6
            Electric Energy Adjustment Clauses.........................   I-7
    Gas Business.......................................................   I-7
        Deregulation...................................................   I-7
        Gas Operations.................................................   I-8
        Gas Regulatory Matters.........................................   I-8
    Other Regulatory Matters...........................................   I-8
        Special Contract Rate Tariffs..................................   I-8
        Cost Accounting Manual/Code of Conduct.........................   I-8
        Virginia Affiliates Act........................................   I-9
        Federal Decontamination & Decommissioning Fund.................   I-9
    Capital Spending and Financing Program.............................   I-9
    Environmental Matters..............................................   I-9
        Air Quality Regulations........................................  I-10
        Water Quality Regulations......................................  I-10
        Hazardous Substances...........................................  I-11
    Executive Officers.................................................  I-12
 Item 2.  Properties..................................................   I-13
 Item 3.  Legal Proceedings...........................................   I-14
 Item 4.  Submission of Matters to a Vote of Security Holders.........   I-14

 PART II
 Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   II-1
 Item 6.  Selected Financial Data.....................................   II-2
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   II-3
 Item 8.  Financial Statements and Supplementary Data.................  II-14
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  II-41

 PART III
 Item 10. Directors and Executive Officers of the Registrant..........  III-1
 Item 11. Executive Compensation......................................  III-2

                                                                        Page
                                                                       ------
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.................................................  III-12
 Item 13. Certain Relationships and Related Transactions.............  III-12

 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K...................................................    IV-1
 Signatures...........................................................   IV-6

                                    GLOSSARY

  The following glossary lists the abbreviations used in this report.

             Term                                 Definition
             ----                                 ----------
1992 Energy Act............... National Energy Policy Act of 1992
ACE........................... Atlantic City Electric Company
AFUDC......................... Allowance For Funds Used During Construction
Atlantic...................... Atlantic Energy, Inc.
APB........................... Accounting Principles Board
Bcf........................... Billion Cubic Feet
CAM........................... Cost Accounting Manual
CRP........................... Conectiv Resource Partners, Inc.
Clean Water Act............... Federal Water Pollution Control Act
Debentures.................... 8.125% Junior Subordinated Debentures
D&D Fund...................... Decontamination & Decommissioning Fund
DNREC......................... Delaware Department of Natural Resources and
                               Environmental Control
DOE........................... United States Department of Energy
DPL........................... Delmarva Power & Light Company
DPSC.......................... Delaware Public Service Commission
DRIP.......................... Dividend Reinvestment and Common Share Purchase
                               Plan
EITF.......................... Emerging Issues Task Force
FASB.......................... Financial Accounting Standards Board
FERC.......................... Federal Energy Regulatory Commission
GAAP.......................... Generally Accepted Accounting Principles
HVAC.......................... Heating, ventilation, and air conditioning
kWh........................... Kilowatt-hour
Litigation Reform Act......... The Private Securities Litigation Reform Act of
                               1995
LLRW.......................... Low Level Radioactive Waste
LMP........................... Locational Marginal Pricing
LTIP.......................... Long-Term Incentive Plan
Mcf........................... Thousand Cubic Feet
Merger........................ A series of merger transactions by which DPL and
                               ACE became subsidiaries of Conectiv
Mortgage...................... Mortgage and Deed of Trust
MPSC.......................... Maryland Public Service Commission
MW............................ Megawatt
MWH........................... Megawatt-hour
NERC.......................... North American Electric Reliability Council
NJPDES........................ New Jersey Pollution Discharge Elimination
                               System
NOTR.......................... Northeast Ozone Transport Region
NOx........................... Oxides of Nitrogen
NPDES......................... National Pollution Discharge Elimination System
NRC........................... Nuclear Regulatory Commission
NWPA.......................... Nuclear Waste Policy Act of 1982
ODEC.......................... Old Dominion Electric Cooperative
Peach Bottom.................. Peach Bottom Atomic Power Station
PECO.......................... PECO Energy Company
PJM Interconnection........... Pennsylvania-New Jersey-Maryland Interconnection
                               Association
PPPP.......................... Power Plant Performance Program

             Term                                  Definition
             ----                                  ----------
PSE&G.......................... Public Service Electric and Gas Company
PUHCA.......................... Public Utility Holding Company Act of 1935
RACT........................... Reasonably Available Control Technology
RTP............................ Real Time Pricing
Salem.......................... Salem Nuclear Generating Station
SALP........................... Systematic Assessment of Licensee Performance
SEC............................ Securities and Exchange Commission
SFAS........................... Statement of Financial Accounting Standards
SFAS No. 71.................... SFAS No. 71, "Accounting For the Effects of
                                Certain Types of Regulation"
SFAS No. 88.................... SFAS No. 88, "Employers' Accounting For
                                Settlements and Curtailments of Defined Benefit
                                Pension Plans and for Termination Benefits"
SFAS No. 128................... SFAS No. 128, "Earnings Per Share"
SFAS No. 131................... SFAS No. 131, "Disclosures about Segments of an
                                Enterprise and Related Information"
SFAS No. 133................... SFAS No. 133, "Accounting for Derivative
                                Instruments and Hedging Activities"
SO/2/ ......................... Sulfur Dioxide
USEPA.......................... United States Environmental Protection Agency
Vienna......................... Vienna Generating Station
VRDB........................... Variable Rate Demand Bonds
VSCC........................... Virginia State Corporation Commission
Westinghouse................... Westinghouse Electric Corporation

                                    PART I

Item 1. Business

General

  Delmarva Power & Light Company (DPL) is a regulated public electric and gas utility and a subsidiary of Conectiv, which is a Delaware corporation and a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). DPL was incorporated in Delaware in 1909 and in Virginia in 1979 and holds the franchises necessary to provide regulated electric and gas service in its service territory.

  DPL's electric utility business activities are primarily generating, purchasing, delivering, and selling electricity. DPL serves approximately 455,300 electric customers within its service territory, which has a population of approximately 1.2 million and covers an area of about 6,000 square miles on the Delmarva Peninsula, which includes Delaware, ten primarily Eastern Shore counties in Maryland, and the Eastern Shore of Virginia. DPL also sells electricity outside its service territory (off-system) and in markets that are not subject to price regulation.

  DPL provides regulated gas service (supply and/or transportation) to approximately 105,700 customers located in a service territory, which has a population of approximately 485,000 and covers an area of about 275 square miles in northern Delaware, including the City of Wilmington. DPL also sells gas off-system and in markets which are not subject to price regulation.

  In 1998, DPL's sources of revenues were as follows: regulated electricity sales--55.5%; non-regulated electricity sales--14.5%; regulated gas sales-- 5.6%; non-regulated gas sales--22.5%; and other services--1.9%.

  DPL's utility business is subject to regulation with respect to its retail electric sales by the Delaware Public Service Commission (DPSC), Maryland Public Service Commission (MPSC), and the Virginia State Corporation Commission (VSCC). The Federal Energy Regulatory Commission (FERC) also has regulatory authority over certain aspects of DPL's electric utility business, including the transmission of electricity, the sale of electricity to municipalities and electric cooperatives, and interchange and other purchases and sales of electricity involving other utilities. DPL is also subject to regulation by the Pennsylvania Public Utility Commission in limited respects concerning property and operations in Pennsylvania.

  On March 1, 1998, DPL and Atlantic City Electric Company (ACE) became wholly-owned subsidiaries of Conectiv. Before the Merger, Atlantic Energy, Inc. (Atlantic) owned ACE, an electric utility serving the southern one-third of New Jersey, and nonutility subsidiaries. As a result of the Merger, Atlantic no longer exists and Conectiv owns, directly or indirectly, DPL, ACE, and nonutility subsidiaries formerly held separately by DPL and Atlantic. DPL's former nonutility subsidiaries included Conectiv Services, Inc. (heating, ventilation, and air conditioning construction and services), Conectiv Communications, Inc. (local and long-distance phone service), and Delmarva Capital Investments, Inc. (various nonutility businesses). Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), which imposes certain restrictions on the operations of registered holding companies and their subsidiaries.

  At December 31, 1998, DPL had 1,259 employees, of which 988 were represented by collective bargaining labor organizations. During 1998, DPL reduced its workforce by 1,461 employees, including 421 employees separated through Merger-related employee separation programs and 1,040 employees transferred to Conectiv Resource Partners, Inc. (CRP), a Conectiv subsidiary and service company established pursuant to PUHCA regulations. CRP provides a variety of support services to Conectiv subsidiaries, and its employees are primarily former DPL and ACE employees. The costs of CRP are directly assigned, distributed and allocated to the Conectiv subsidiaries using CRP's services, including DPL.

  For additional information about the Merger, refer to Note 4 to DPL's 1998 Consolidated Financial Statements included in Item 8 of Part II.

  For information concerning DPL's business segments, see Note 21 to DPL's 1998 Consolidated Financial Statements included in Item 8 of Part II.

Competition and Electric Utility Industry Restructuring

  For information concerning restructuring the electric utility industry in Delaware, Maryland, and Virginia, see Note 6 to DPL's 1998 Consolidated Financial Statements included in Item 8 of Part II. Generally, with restructuring, the supply component of the price charged to a customer for electricity will be deregulated, and electricity suppliers will compete to supply electricity to customers. Customers will continue to pay the local utility a regulated price for delivery of electricity over the transmission and distribution system. As electric utility industry restructuring is implemented in DPL's and other utilities' service territories, gross margins earned from supplying electricity are expected to decrease as competition to supply customers with electricity increases. Delaware legislation is expected to be enacted which would begin phasing-in choice of electricity suppliers to customers beginning October 1, 1999. In Maryland, competition to supply electric customers is expected to be phased in beginning July 3, 2000, over a 3-year period. In Virginia, retail electric competition is expected to be phased-in beginning January 1, 2002.

  As a greater percentage of DPL's revenues become subject to competition, financial risks and rewards, and the volatility of earnings are expected to increase. DPL's ability to continue reducing costs by streamlining operations, regulatory decisions pursuant to restructurings, retention of existing customers and the ability to gain new customers are significant determinants of DPL's future success.

Electric Business

 Installed Capacity

  The megawatts (MW) of net installed summer electric generating capacity available to DPL to serve its peak load as of December 31, 1998, are presented below. See Item 2, Properties, for additional information.

                                                                           % of
     Source of Capacity                                               MW   Total
     ------------------                                              ----- -----
     Coal-fired generating units...................................  1,153   33
     Oil-fired generating units....................................    598   17
     Combustion turbines/combined cycle generating units...........    674   19
     Nuclear generating units......................................    328    9
     Diesel units..................................................     23   --
     Long-term purchased capacity..................................    237    7
     Customer-owned capacity.......................................     57    2
                                                                     -----  ---
       Subtotal....................................................  3,070   87
     Short-term purchased capacity.................................    449   13
                                                                     -----  ---
       Total.......................................................  3,519  100
                                                                     =====  ===

  The net generating capacity available for operations at any time may be less than the total net installed generating capacity due to generating units being out of service for inspection, maintenance, repairs, or unforeseen circumstances.

  As restructuring of the electric utility industry is implemented, DPL expects to sell some of its generating units. DPL has identified certain generating assets that may be sold, but has not determined when such sale, or sales, would occur.

  DPL also has demand-side management programs which provide DPL with the ability to reduce its peak load by approximately 272 MW.

 Electricity Supply

  As a member of the Pennsylvania-New Jersey-Maryland Interconnection Associa-tion (PJM Interconnection), DPL is obligated to maintain capacity levels based on its allocated share of estimated aggregate PJM Interconnection capacity re-quirements. (The PJM Interconnection is discussed below.) DPL periodically up-dates its forecast of peak demand and PJM Interconnection reserve require-ments, and re-evaluates resources available to supply projected growth. Any short-term capacity deficiencies related to obligations to the PJM Intercon-nection are expected to be satisfied through short-term capacity-only pur-chases. Incremental energy supply needs are expected to be filled through pur-chased power.

  DPL's peak load in 1998 was 3,085 MW on July 23, an 8.0% increase from DPL's previous historical peak demand of 2,857 MW which occurred on July 15, 1997. DPL's capacity obligation to the PJM Interconnection, including a reserve margin, is based on normal weather conditions and full implementation of its demand-side management programs. Under these conditions, DPL's 1998 peak demand would have been approximately 2,952 MW. DPL's installed capacity of 3,481 MW at the time of the peak resulted in a reserve margin of 18%, computed under PJM Interconnection guidelines. DPL's reserve obligation to the PJM Interconnection is approximately 18%.

  The sources of electricity supplied to DPL's customers in its service territory during 1998, 1997, and 1996 are shown below.

     Source of Electricity                                     1998  1997  1996
     ---------------------                                     ----  ----  ----
     Generation fuel type
       Coal..................................................   34%   35%   38%
       Oil/Natural Gas.......................................   18    20    29
       Nuclear...............................................   16    10     9
     Interchange and Purchased Power.........................   32    35    24
                                                               ---   ---   ---
       Total.................................................  100%  100%  100%
                                                               ===   ===   ===

 Pennsylvania-New Jersey-Maryland Interconnection Association

  As a member of the PJM Interconnection, DPL's generation and transmission facilities are operated on an integrated basis with other electricity suppliers in Pennsylvania, New Jersey, Maryland, and the District of Columbia, and are interconnected with other major utilities in the United States. This power pool improves the reliability and operating economies of the systems in the group and provides capital economies by permitting shared reserve requirements. The PJM Interconnection's installed capacity as of December 31, 1998, was 57,551 MW. The PJM Interconnection's peak demand during 1998 was 48,663 MW on August 15, which resulted in a summer reserve margin of 18.2% (based on installed capacity of 57,511 MW on that date).

  On October 15, 1998, the PJM Interconnection began operating a centralized capacity credit market, providing a new option to participants for procuring and selling surplus capacity to meet reliability obligations within the PJM Interconnection region. Capacity is the capability to produce electric power, typically from owned generation or third-party purchase contracts and differs from the electric energy markets, which trade the actual energy being generated. This market facilitates the selling and buying of capacity for participants by providing a single point of contact for market participants and a published capacity market clearing price.

  Effective April 1, 1998, the PJM Interconnection implemented locational marginal pricing (LMP) to establish the market clearing prices for electric energy and to price electric transmission usage based upon costs associated with transmission system congestion. When there is no congestion on the power system and energy is flowing on the grid in an unconstrained manner, energy prices are cleared at the highest bid accepted by the PJM Interconnection for the entire PJM Interconnection region. When a limit is reached on the transmission grid, the PJM Interconnection will operate generators to preserve system reliability. LMP allows the PJM Interconnection to send price signals to raise and lower generator output when the power flows are constrained. Different energy market clearing prices are paid by wholesale power buyers and sellers on the power grid that reflect the value relative to a system constraint. LMP provides for an efficient allocation of congestion costs to transmission users within the PJM Interconnection region. The FERC has approved the use of the LMP congestion management system to allow electric energy market participants with power contracts on neighboring electric systems to compensate the PJM Interconnection for any unintended flows on the PJM Interconnection system, rather than forcing those participants to curtail their contracts.

  Currently, the PJM Interconnection Operating Agreement requires bids to sell electricity received from generation located within the PJM Interconnection control area not to exceed the variable cost of producing such electricity. Transactions that are bid into the PJM pool from generation located outside the PJM Interconnection control area are capped at $1,000 per megawatt hour. All power providers are paid the LMP set through power providers' bids. Certain PJM Interconnection members have requested that FERC revise the PJM Interconnection Operating Agreement to allow the submission of market based bids to the PJM Interconnection energy market.

 Purchased Power

  In conjunction with its acquisition of Conowingo Power Company in 1995, DPL purchases from PECO Energy Company (PECO) 237 MW of base-load capacity and associated energy, which increases to 279 MW by 2006 when the contract expires. DPL is also currently purchasing 105 MW of capacity under one-year contracts and 344 MW of capacity through agreements with terms of less than one year.

 Nuclear Power Plants

  DPL's nuclear capacity is provided by Peach Bottom Atomic Power Station (Peach Bottom) Units 2 and 3 and by Salem Nuclear Generating Station (Salem) Units 1 and 2. DPL jointly owns these units, as tenants in common, with PECO, ACE and Public Service Electric and Gas Company (PSE&G). The Peach Bottom units are operated by PECO and have a combined summer capacity of 2,186 MW, of which DPL is entitled to 164 MW (7.51%). The Salem units are operated by PSE&G and have a combined summer capacity of 2,212 MW, of which DPL is entitled to 164 MW (7.41%).

  DPL's ownership share in nuclear power plants provided approximately 9% of its installed capacity as of December 31, 1998. In 1998, DPL's share of output from the jointly-owned nuclear power plants provided 16% of the electricity used by DPL's customers. See Note 9 to DPL's 1998 Consolidated Financial Statements included in Item 8 of Part II for information about DPL's investment in jointly-owned generating stations.

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

  As a by-product of nuclear operations, nuclear generating units produce low-level radioactive waste (LLRW). LLRW is accumulated on-site until shipped to a federally licensed permanent disposal facility. Salem and Peach Bottom have on-site interim storage facilities with five-year storage capacities.

  For a discussion of the cycle of production, use and disposal of nuclear fuel, see "Nuclear" on page I-6.

  For a discussion of DPL's funding of its share of the estimated future cost of decommissioning the Salem and Peach Bottom nuclear reactors, see Note 8 to DPL's 1998 Consolidated Financial Statements included in Part II, Item 8.

  The NRC is requiring nuclear plant operators to report by July 1, 1999, that their nuclear power plants are Year 2000 ready, or will be Year 2000 ready, by January 1, 2000. PSE&G and PECO have informed DPL that they are on schedule to meet the July 1, 1999 response date and that their nuclear operations' Year 2000 programs will make Salem and Peach Bottom Year 2000 ready by January 1, 2000.

  Salem Units 1 and 2 were removed from operation by PSE&G in the second quarter of 1995 due to operational problems, and maintenance and safety concerns. Due to degradation of a significant number of tubes in the Unit 1 steam generators, PSE&G replaced the Unit 1 steam generators. After receiving NRC authorization, PSE&G returned Unit 2 to service on August 30, 1997, and Unit 1 to service on April 17, 1998. On July 29, 1998, the NRC removed Salem from its "watch list" of troubled nuclear plants. The Salem Unit 2 steam generators will be inspected for tube degradation in upcoming outages.

  See Note 18 to DPL's 1998 Consolidated Financial Statements included in Part II, Item 8, for information concerning DPL's lawsuit against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators, and the financial impact of the outages.

  Systematic Assessment of Licensee Performance (SALP) reports issued by the NRC rate licensee performance in four assessment areas: Operations, Maintenance, Engineering and Plant Support. Ratings range from a high of "1" to a low of "3." In September 1998, the NRC issued a SALP on the performance of activities at Salem for the period March 1, 1997, to August 1, 1998. Salem received a rating of 1 in Operations, a 2 in Maintenance, a 2 in Engineering, and a 1 in Plant Support. The NRC noted that the overall performance at Salem improved, as demonstrated by a nearly event-free return of both units to operation following the extended outage.

  On July 17, 1997, the NRC issued a SALP report on Peach Bottom for the period October 15, 1995, to June 7, 1997. Peach Bottom received a rating of 1 in the areas of Operations, Maintenance, and Plant Support, and 2 in Engineering.

  On September 16, 1998, the NRC announced that it was suspending the SALP report process until it completes a review of its nuclear power plant performance assessment process. The SALP process has not yet been resumed or replaced.

 Fuel Supply for Electric Generation

  DPL's electric generating capacity by fuel type is shown under "Installed Capacity" on page I-2. To facilitate the purchase of adequate amounts of fuel at reasonable prices, DPL contracts with various suppliers of coal, oil, and natural gas on both a long- and short-term basis. DPL's long-term coal contracts generally contain provisions for periodic and limited price adjustments, which are based on current market prices. Oil and natural gas contracts generally are of shorter term with prices determined by market-based indices.

  Coal

  Edge Moor Units 3 and 4, and the Indian River, Keystone and Conemaugh Generating Stations are coal-fired. During 1998, 47% of DPL's coal supply was purchased under contracts less than three years in duration, 48% under long-term contracts (up to ten years), and the balance on the spot market. Approximately 69% of DPL's projected coal requirements are expected to be provided under supply contracts. DPL does not anticipate any difficulty in obtaining adequate amounts of coal at reasonable prices.

  Oil

  Currently, 100% of the residual oil used in Edge Moor Unit 5 is purchased on a spot basis. Natural gas is used when economically feasible. A two-year residual oil supply contract that expires in 1999 provides 90% to 100% of the fuel supply requirements for the Vienna Generating Station (Vienna). Any amount over 90% of Vienna's requirements may be purchased in the spot market.

  Gas

  Natural gas is the primary fuel for the three combustion turbines at DPL's Hay Road combustion turbines and a secondary fuel at Edge Moor Units 3, 4, and
5. Natural gas for these generating units is purchased on a firm or interruptible basis from suppliers such as marketers, producers, and utilities. The gas is delivered to DPL by interstate pipelines under a mix of firm and interruptible transportation agreements. The secondary fuel for the Hay Road combustion turbines is low-sulfur diesel fuel, which is purchased in the spot market.

 Nuclear

  The supply of fuel for nuclear generating units involves the mining and milling of uranium ore to uranium concentrate, conversion of the uranium concentrate to uranium hexaflouride, enrichment of the uranium hexaflouride gas, conversion of the enriched gas to fuel pellets, and fabrication of fuel assemblies. After spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. The federal government has an obligation for the transportation and ultimate disposal of the spent fuel, as discussed below.

  PSE&G has informed DPL it has several long-term contracts with uranium ore operators, converters, enrichers and fabricators to process uranium ore to uranium concentrate to meet the currently projected requirements for Salem. DPL has also been advised by PECO that it has similar contracts to satisfy the fuel requirements of Peach Bottom. Currently, there is an adequate supply of nuclear fuel for Salem and Peach Bottom.

  In conformity with the Nuclear Waste Policy Act of 1982 (NWPA), PSE&G and PECO have entered into contracts with the United States Department of Energy
(DOE) on behalf of the joint owners providing that the federal government shall for a fee take title to, transport, and dispose of spent nuclear fuel and high level radioactive waste from the Salem and Peach Bottom reactors. In accordance with the NWPA, DPL pays the DOE one-tenth of one cent per kWh of nuclear generation (net of station use) for the future cost of spent nuclear fuel disposal. Under the NWPA, the DOE was to begin accepting spent fuel for permanent off-site storage no later than January 1998. However, no such repositories are in service or under construction. The DOE has stated that it would not be able to open a permanent, high level nuclear waste storage facility until 2010, at the earliest.

  Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent nuclear fuel storage installations located at or away from reactor sites for at least 30 years beyond the licensed life for operation (which may include the term of a revised or renewed license).

  PSE&G has advised DPL that, as a result of reracking the two spent fuel storage pools at Salem, the availability of spent fuel storage capacity is estimated to be adequate through 2012 for Unit 1 and 2016 for Unit 2. PECO has advised DPL that spent fuel racks at Peach Bottom have adequate storage capacity until 2000 for Unit 2 and until 2001 for Unit 3. PECO has also advised DPL that it is constructing an on-site dry storage facility, which is expected to be operational in 2000, to provide additional storage capacity.

 Electric Regulatory Matters

  For information concerning restructuring the electric utility industry in Delaware, Maryland, and Virginia, see Note 6 to DPL's 1998 Consolidated Financial Statements included in Item 8 of Part II.

 Electric Retail Rates

  DPL's base rates for retail electric service are subject to the approval of the DPSC, MPSC, and VSCC. However, the utility ratemaking process is changing in Delaware, Maryland, and Virginia, as discussed in Note 6 to DPL's 1998 Consolidated Financial Statements included in Item 8 of Part II.

  See Note 6 to DPL's 1998 Consolidated Financial Statements, included in Part II, Item 8, for information concerning base rate decreases related to the Merger and base rate decreases expected in connection with the electric utility industry restructuring.

 Electric Energy Adjustment Clauses

  DPL's regulated retail electric tariffs include energy adjustment clauses that provide for collection from customers of fuel costs and the energy costs of purchased and net interchange power. Any under- or over-collection of energy adjustment clause costs in a current period is generally deferred until customers' rates are adjusted to collect or return the under- or over-collection. Capacity costs arising from purchased power transactions are generally subject to base rate recovery.

  The current status or results of significant fuel rate issues are discussed below. As of December 31, 1998, DPL's accrued liabilities included amounts which are expected to adequately provide for disallowances of energy adjustment clause costs and penalties related to the issues discussed below.

  Both Delaware and Maryland have programs that assess the overall performance of DPL's 15 major generating units. Under the DPSC's Power Plant Performance Program (PPPP), DPL can receive financial rewards or penalties, which will not exceed an estimated cap of $1.7 million in 1998. The 1996 and 1997 PPPP results were not material to DPL's financial position or results of operations. If DPL does not meet an overall system performance standard set by Maryland's Generating Unit Performance Program, the MPSC can disallow certain fuel costs of units that operated below their individual performance standards. DPL did not meet the 1996 or 1997 overall system standards due principally to the Salem outage. For information concerning replacement power costs not recovered through customer rates due to a prolonged outage at Salem, see Note 18 to DPL's 1998 Consolidated Financial Statements included in Item 8 of Part II.

  DPL's long-term purchased power agreement with PECO has previously been the subject of regulatory litigation in Delaware as the result of disallowances proposed by DPSC Staff and the Delaware Division of the Public Advocate. No such disallowances were ordered for 1996 or 1997. Delaware's Division of the Public Advocate has proposed a total disallowance of $17.7 million for 1998 and 1999. DPL will contest the proposed disallowance.

  Energy adjustment clauses are expected to be eliminated under electric industry restructuring initiatives. Based on existing restructuring initiatives in Delaware, Maryland, and Virginia, profits or losses on the energy portion of electricity sales may affect DPL's earnings after restructuring becomes effective.

Gas Business

 Deregulation

  Effective April 1, 1996, a restructuring of natural gas pricing and service options enabled DPL's large and medium volume commercial and industrial customers to purchase gas from DPL, or directly from other suppliers and make arrangements for transporting gas purchased from these suppliers to their facilities. DPL's transportation customers pay a fee, which may be either fixed or negotiated, for the use of DPL's gas transmission and distribution facilities.

  The restructuring mentioned above also authorized off-system gas sales and other "nonjurisdictional merchant sales and services." Earnings from gas sales which are off the Delmarva Peninsula and do not use DPL's gas system assets are not shared with regulated customers through lower rates. For other off-system gas sales and nonjurisdictional merchant sales and services, 80% of the margin (revenues net of fuel costs) earned reduces energy rates charged to firm gas customers.

  On December 1, 1998, DPL filed an application with the DPSC, seeking approval of a pilot program to provide transportation service and a choice of gas suppliers to a group of retail customers. DPL proposed a one-year pilot program, starting November 1, 1999, open to 15% of residential customers and 15% of small commercial customers. DPL and intervening parties are engaged in settlement discussions about the proposed pilot program.

 Gas Operations

  DPL purchases gas supplies from marketers and producers under spot market, short-term, and long-term agreements. As shown in the table below, DPL's maximum 24-hour system capability, including natural gas purchases, storage deliveries, and the emergency sendout capability of its peak shaving plant, is 187,074 Mcf (thousand cubic feet).

                                                    Number of Expiration  Daily
                                                    Contracts   Dates      Mcf
                                                    --------- ---------- -------
     Supply.......................................       1         2001    9,180
     Transportation...............................       5    2004-2016   82,810
     Storage......................................       6    1999-2011   50,084
     Local Peak Shaving (emergency capability)....                        45,000
                                                                         -------
       Total......................................                       187,074
                                                                         =======

  DPL experienced an all-time daily peak in combined firm sales and transportation sendout of 158,810 Mcf on January 17, 1997. DPL's peak shaving plant liquefies, stores, and re-gasifies natural gas in order to provide supplemental gas in the event of pipeline supply shortfalls or system emergencies.

 Gas Regulatory Matters

  Similar to DPL's Delaware electric energy adjustment clause, a gas cost rate clause provides for the recovery of gas costs from DPL's regulated gas customers. Gas costs for regulated, on-system customers are charged to operations based on costs billed to customers under the gas cost rate clause. Any under- or over-collection of gas costs in a current period is generally deferred until customers' rates are adjusted to collect or return the under- or over-collection.

  In 1998, DPL implemented a DPSC-approved gas price hedging/risk management program with respect to gas supply for regulated customers. The program seeks to limit regulated customers exposure to commodity price uncertainty. Costs and benefits of the program are included in the gas cost rate clause, resulting in no effect on DPL's earnings.

Other Regulatory Matters

 Special Contract Rate Tariffs

  Under programs approved by the MPSC and DPSC, DPL may enter into negotiated contracts with retail electric customers in Maryland and retail electric and natural gas customers in Delaware. Also, "Real Time Pricing" (RTP) tariffs are available to customers in Maryland and in Delaware, and an experimental RTP tariff is effective in Virginia. The RTP tariffs provide additional flexibility in providing pricing and service to certain large customers.

 Cost Accounting Manual/Code of Conduct

  DPL has cost allocation and direct charging mechanisms in place to ensure that there is no cross-subsidization of competitive activities by regulated utility activities. In 1998, DPL made filings with the DPSC, the MPSC and VSCC to update and revise its Cost Accounting Manual (CAM) to reflect the holding company structure created in 1998. The CAM is subject to review and audit.

  DPL is also subject to various Codes of Conduct that affect the relationship between DPL's regulated and Conectiv's competitive activities. In general, these Codes of Conduct limit information obtained through utility activities from being disseminated to employees engaged in non-regulated activities, require separate telephone numbers for competitive activities and restrict or prohibit sales leads, joint sales calls, or joint promotions.

  Requirements that separate operational and managerial employees be maintained, as required by the MPSC for non-regulated activities making retail sales of electricity or gas, could impact the way DPL and the Conectiv system of companies are organized and DPL's ability to capture economies of common management and deploy personnel efficiently, without duplicating personnel functions. Prohibitions or restrictions on joint promotions may adversely impact Conectiv's competitive businesses.

 Virginia Affiliates Act

  Certain types of transactions between DPL and its affiliates may require the prior approval of the VSCC under the Virginia Affiliates Act. Past applications have generally been approved by the VSCC.

 Federal Decontamination & Decommissioning Fund

  The Energy Policy Act of 1992 provided for creation of a Decontamination & Decommissioning (D&D) Fund to pay for the future clean-up of DOE gaseous diffusion enrichment facilities. Domestic utilities and the federal government are required to make payments to the D&D Fund until 2008 or $2.25 billion, adjusted annually for inflation, is collected. The liability accrued for DPL's share of the D&D Fund was $5.3 million as of December 31, 1998. DPL is recovering this cost through energy adjustment clause revenues.

Capital Spending and Financing Program

  For financial information concerning DPL's capital spending and financing program, refer to "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7, of Part II and Notes 12 to 14 to DPL's 1998 Consolidated Financial Statements, included in Item 8 of Part II.

  DPL's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Methods for 1994-1998 are shown below.

                                                      Year Ended December 31,
                                                      ------------------------
                                                      1998 1997 1996 1995 1994
                                                      ---- ---- ---- ---- ----
   Ratio of Earnings to Fixed Charges (SEC Method)... 2.92 2.83 3.33 3.54 3.49
   Ratio of Earnings to Fixed Charges and Preferred
    Stock Dividends (SEC Method)..................... 2.72 2.63 2.83 2.92 2.85

  Under the SEC Method, earnings, including Allowance For Funds During Construction (AFUDC), have been computed by adding income taxes and fixed charges to net income. Fixed charges include gross interest expense, the estimated interest component of rentals, and dividends on preferred securities of a subsidiary trust. For the ratio of earnings to fixed charges and preferred stock dividends, preferred stock dividends represent annualized preferred stock dividend requirements multiplied by the ratio that pre-tax income bears to net income. Excluding the Merger-related pre-tax charge of $27.4 million discussed in Note 4 to DPL's 1998 Consolidated Financial Statements included in Item 8 of Part II, the 1998 ratio of earnings to fixed charges was 3.21 and the 1998 ratio of earnings to fixed charges and preferred stock dividends was 2.98.

Environmental Matters

  DPL is subject to various federal, regional, state, and local environmental regulations, including air and water quality control, oil pollution control, solid and hazardous waste disposal, and limitation on land use. Permits are required for DPL's construction projects and the operation of existing facilities. DPL has incurred, and expects to continue to incur, capital expenditures and operating costs because of environmental considerations and requirements. DPL has a continuing program to assure compliance with the environmental standards adopted by various regulatory authorities.

  Included in DPL's forecasted capital requirements are construction expenditures for compliance with environmental regulations, which are estimated to be $10 million in 1999.

 Air Quality Regulations

  The federal Clean Air Act requires utilities and other industries to significantly reduce emissions of air pollutants such as sulfur dioxide (SO/2/) and oxides of nitrogen (NOx). Title IV of the Clean Air Act, the acid rain provisions, established a two-phase program which mandated reductions of SO/2/ and NOx emissions from certain utility units by 1995 (Phase I) and required other utility units to begin reducing SO/2/ and NOx emissions in the year 2000 (Phase II). Phase I emission reductions requirements applicable to the jointly-owned Conemaugh Power Plant have been achieved. The remainder of DPL's wholly- and jointly-owned fossil-fuel units are expected to meet Phase II emission limits through a combination of fuel switching and SO/2/ allowance trading.

  DPL's facilities also must comply with Title I of the Clean Air Act, the ozone nonattainment provisions, which require states to promulgate Reasonably Available Control Technology (RACT) regulations for existing sources located within ozone nonattainment areas or within the Northeast Ozone Transport Region (NOTR). DPL's facilities in Delaware and Maryland are in the NOTR. To comply with RACT regulations, DPL has installed low NOx burner technology on six of its generating units. DPL's RACT compliance program has not yet received final regulatory approvals by Delaware and Maryland.

  Additional "post-RACT" NOx emission regulations are being pursued by states in the NOTR. Delaware has proposed post-RACT NOx control regulations requiring attainment of summer seasonal emission reductions of up to 65% below 1990 levels by May 1999 through reduced emissions or the procurement of NOx emission allowances. DPL's post-RACT compliance plan for its Delaware generating units includes capital expenditures of approximately $12 million.

  In addition to the above requirements, summer seasonal NOx controls commensurate with reductions of up to 85% below baseline years by the year 2003 are required for areas in the NOTR, which includes Delaware. DPL currently cannot determine the additional operating and capital costs that will be incurred to comply with these initiatives since state regulations implementing the federal requirement have not yet been promulgated.

  In July 1997, the United States Environmental Protection Agency (USEPA) adopted new federal air quality standards for particulate matter and ozone. The new particulate matter standard addressed fine particulate matter. Attainment of the fine particulate matter standard may require reductions in NOx and SO/2/. However, under the time schedule announced by the USEPA, particulate matter non-attainment areas will not be designated until 2002 and control measures to meet this standard will not be identified until 2005.

 Water Quality Regulations

  The federal Water Pollution Control Act, as amended (the Clean Water Act) provides for the imposition of effluent limitations to regulate the discharge of pollutants, including heat, into the waters of the United States. National Pollution Discharge Elimination System (NPDES) permits issued by state environmental regulatory agencies specify effluent limitations, monitoring requirements, and special conditions with which facilities discharging wastewaters must comply. To ensure that water quality is maintained, permits are issued for a term of five years and are modified as necessary to reflect requirements of new or revised regulations or changes in facility operations.

  The Clean Water Act also requires that cooling water intake structures be designed to minimize adverse environmental impact. The USEPA is required by a consent order to propose regulations in 1999 for determining whether cooling water intake structures represent the best technology available for minimizing adverse environmental impacts. Final action on the proposed regulations is required in 2001.

  Between 1976 and 1979, DPL submitted to the Delaware Department of Natural Resources and Environmental Control (DNREC) the results of environmental impact studies which demonstrated compliance with the Clean Water Act. DNREC has required DPL to update its earlier studies to determine if the Indian River and Edge Moor power plants are still in compliance. In addition, in 1993 DNREC promulgated increased restrictions on thermal discharges. Studies assessing thermal water quality standards compliance will be completed in 1999 and studies assessing impacts of the cooling water intake structures will be completed in 2001. If the studies indicate an adverse environmental impact, then upgrades to the intake structures and/or environmental enhancement projects to offset adverse impacts will be required. Impact studies would cost up to $2 million per plant. Costs for intake structure upgrades and enhancement projects would range from approximately $1 million if little adverse impact is found, to $45 million if cooling towers are required, which DPL considers to be an unlikely potential outcome.

  PSE&G is implementing the 1994 New Jersey Pollution Discharge Elimination System (NJPDES) permit issued for the jointly-owned Salem facility, which requires, among other things, water intake screen modifications and wetlands restoration. Under the 1994 permit, PSE&G is continuing to restore wetlands and conduct the requisite management and monitoring associated with the special conditions of the 1994 permit. In 1999, PSE&G must apply to renew Salem's NJPDES permit.

 Hazardous Substances

  The nature of the electric and gas utility businesses results in the production, or handling, of various by-products and substances which may contain substances defined as hazardous under federal or state statutes. The disposal of hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. DPL's exposure is minimized by adherence to environmental standards for DPL-owned facilities and through a waste disposal contractor screening and audit process.

  As of December 31, 1998, DPL's other accrued liabilities included $2 million for clean-up and other potential costs related to federal and state superfund sites. DPL does not expect such future costs to have a material effect on DPL's financial position or results of operations. For additional information, see Note 19 to DPL's 1998 Consolidated Financial Statements included in Item 8 of Part II.

Executive Officers

  The names, ages, and positions of all of the executive officers of DPL as of December 31, 1998, are listed below, along with their business experiences during the past five years. Officers are elected annually by Conectiv's Board of Directors. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                           Executive Officers of DPL
                           (As of December 31, 1998)

                                                Business Experience
     Name, Age and Position                     During Past 5 Years
     ----------------------                     -------------------
Howard E. Cosgrove, 55..........  Elected 1998 as Chairman of the Board and Chief
 Chairman of the Board and Chief  Executive Officer of Conectiv, Delmarva Power &
 Executive Officer                Light Company, and Atlantic City Electric
                                  Company. Elected 1992 as Chairman of the Board,
                                  President and Chief Executive Officer and
                                  Director of Delmarva Power & Light Company

Meredith I. Harlacher, Jr., 56..  Elected 1998 as President and Chief Operating
 President                        Officer of Conectiv, and President and Chief
                                  Operating Officer and Director of Delmarva Power
                                  & Light Company and Atlantic City Electric
                                  Company. Elected 1993 as Senior Vice President
                                  of Atlantic Energy, Inc.

Barry R. Elson, 57..............  Elected 1998 as Executive Vice President of
 Executive Vice President         Conectiv, and Executive Vice President and
                                  Director of Delmarva Power & Light Company and
                                  Atlantic City Electric Company. Elected 1997 as
                                  Executive Vice President, Delmarva Power & Light
                                  Company. Executive Vice President, Cox
                                  Communications, Inc., Atlanta, Georgia, from
                                  1995 to 1996. Senior Vice President, Cox
                                  Enterprises/Cox Communications, Inc., Atlanta,
                                  Georgia, from 1984 to 1995.

Thomas S. Shaw, 51..............  Elected 1998 as Executive Vice President of
 Executive Vice President         Conectiv, and Executive Vice President and
                                  Director of Delmarva Power & Light Company and
                                  Atlantic City Electric Company. Elected 1992 as
                                  Senior Vice President, Delmarva Power & Light
                                  Company.

Barbara S. Graham, 50...........  Elected 1998 as Senior Vice President and Chief
 Senior Vice President and Chief  Financial Officer of Conectiv, and Senior Vice
 Financial Officer                President and Chief Financial Officer and
                                  Director of Delmarva Power & Light Company and
                                  Atlantic City Electric Company. Elected 1994 as
                                  Senior Vice President, Treasurer and Chief
                                  Financial Officer, Delmarva Power & Light
                                  Company. Vice President and Chief Financial
                                  Officer from 1992 to 1994.

James P. Lavin, 51..............  Elected 1998 as Controller of Conectiv, Delmarva
 Controller and Chief Accounting  Power & Light Company, and Atlantic City
 Officer                          Electric Company. Elected 1993 as Comptroller,
                                  Delmarva Power & Light Company.

John C. van Roden, 49...........  Elected 1998 as Senior Vice President and Chief
 Senior Vice President and Chief  Financial Officer, effective January 1999, of
 Financial Officer*               Conectiv, Delmarva Power & Light Company, and
                                  Atlantic City Electric Company. Principal, Cook
                                  and Belier, Inc. in 1998. Senior Vice
                                  President/Chief Financial Officer and Vice
                                  President/Treasurer, Lukens, Inc. from 1987 to
                                  1998.

--------
* Effective January 1999

Item 2. Properties

  Substantially all utility plants and properties of DPL are subject to the lien of the Mortgage under which DPL's First Mortgage Bonds are issued.


  DPL's electric properties are located in Delaware, Maryland, Virginia, Pennsylvania, and New Jersey. The following table sets forth the net installed summer electric generating capacity available to DPL to serve its peak load as of December 31, 1998.

                                                                  Net Installed
                                                                    Capacity
           Station                         Location                (kilowatts)
           -------                         --------               -------------
   Coal-Fired
     Edge Moor.............  Wilmington, DE......................     260,000
     Indian River..........  Millsboro, DE.......................     767,000
     Conemaugh.............  New Florence, PA....................      63,000(A)
     Keystone..............  Shelocta, PA........................      63,000(A)
                                                                    ---------
                                                                    1,153,000
                                                                    ---------
   Oil-Fired
     Edge Moor.............  Wilmington, DE......................     445,000
     Vienna................  Vienna, MD..........................     153,000
                                                                    ---------
                                                                      598,000
                                                                    ---------
   Combustion Turbines/Combined Cycle
     Hay Road..............  Wilmington, DE......................     511,000
     Christiana............  Wilmington, DE......................      45,000
     Edge Moor.............  Wilmington, DE......................      13,000
     Madison Street........  Wilmington, DE......................      11,000
     West..................  Marshallton, DE.....................      15,000
     Delaware City.........  Delaware City, DE...................      16,000
     Indian River..........  Millsboro, DE.......................      17,000
     Vienna................  Vienna, MD..........................      17,000
     Tasley................  Tasley, VA..........................      26,000
     Salem.................  Lower Alloways Creek Twp., NJ.......       3,000(A)
                                                                    ---------
                                                                      674,000
                                                                    ---------
   Nuclear
     Peach Bottom..........  Peach Bottom Twp., PA...............     164,000(A)
     Salem.................  Lower Alloways Creek Twp., NJ.......     164,000(A)
                                                                    ---------
                                                                      328,000
                                                                    ---------
   Diesel Units
     Crisfield.............  Crisfield, MD.......................      10,000
     Bayview...............  Bayview, VA.........................      12,000
     Keystone..............  Shelocta, PA........................         400(A)
     Conemaugh.............  New Florence, PA....................         400(A)
                                                                    ---------
                                                                       22,800
                                                                    ---------
   Customer-Owned
    Capacity...............  Delaware City, DE...................      57,000(B)
   Long-Term Capacity Purchase..................................      237,000
                                                                    ---------
     Subtotal...................................................    3,069,800
                                                                    ---------
   Short-Term Capacity Purchase.................................      449,000
                                                                    ---------
     Total......................................................    3,518,800
                                                                    =========

--------
(A) DPL's portion of jointly-owned plants.
(B) Represents capacity owned by a refinery customer which is available to DPL to serve its peak load.

  DPL's electric transmission and distribution system includes 1,391 transmission poleline miles of overhead lines, 5 transmission cable miles of underground cables, 6,931 distribution poleline miles of overhead lines, and 5,540 distribution cable miles of underground cables.

  DPL has a liquefied natural gas plant located in Wilmington, Delaware, with a storage capacity of 3.045 million gallons and an emergency sendout capability of 45,000 Mcf per day. DPL also owns four natural gas city gate stations at various locations in its gas service territory. These stations have a total sendout capacity of 125,000 Mcf per day.

  The following table sets forth DPL's gas pipeline miles:

            Transmission Mains.....................   114*
            Distribution Mains..................... 1,492
            Service Lines.......................... 1,104

--------
* Includes 11 miles of joint-use gas pipeline that is used 10% for gas operations and 90% for electric operations.

  DPL owns and occupies office buildings in Wilmington and Christiana, Delaware and Salisbury, Maryland, and also owns elsewhere in its service area a number of properties that are used for office, service, and other purposes.

Item 3. Legal Proceedings

  See Note 18 to DPL's 1998 Consolidated Financial Statements included in Part II, Item 8 for information concerning DPL's lawsuit against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators.

Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                         DELMARVA POWER & LIGHT COMPANY

                                    PART II

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  All shares of DPL's common stock are owned by Conectiv, its parent company.

  DPL's certificate of incorporation requires payment of all preferred dividends in arrears (if any) prior to payment of common dividends to Conectiv, and has certain other limitations on the payment of common dividends.

                        DELMARVA POWER & LIGHT COMPANY

 Item 6. Selected Financial Data

                                            Year Ended December 31,
                          ---------------------------------------------------------------
                             1998(1)         1997        1996        1995        1994
                          -----------     ----------- ----------- ----------- -----------
                               (Dollars in Thousands, Except Per Share Amounts)
Operating Results and
 Data
Operating Revenues......  $ 1,899,899     $ 1,415,367 $ 1,168,664 $ 1,055,725 $ 1,033,442
Operating Income........  $   265,427 (2) $   226,294 $   250,389 $   254,425 $   233,244 (3)
Net Income..............  $   112,410 (2) $   105,709 $   116,187 $   117,488 $   108,310 (3)
Earnings Applicable to
 Common Stock...........  $   108,058 (2) $   101,218 $   107,251 $   107,546 $    98,940 (3)
On System Electric Sales
 (kWh 000) (4)..........   13,429,102      13,231,766  12,925,716  12,310,921  12,505,082
On System Gas Sold and
 Transported (Mcf 000)..       21,587          22,855      22,424      21,371      20,342
Capitalization
Variable Rate Demand
 Bonds
 (VRDB) (5).............  $    71,500     $    71,500 $    85,000 $    86,500 $    71,500
Long-Term Debt..........      951,911         983,672     904,033     853,904     774,558
DPL Obligated
 Mandatorily Redeemable
 Preferred Securities of
 Subsidiary Trust
 Holding Solely DPL
 Debentures.............       70,000          70,000      70,000         --          --
Preferred Stock.........       89,703          89,703      89,703     168,085     168,085
Common Stockholder's
 Equity.................      851,494         954,496     934,913     923,440     884,169
                          -----------     ----------- ----------- ----------- -----------
Total Capitalization
 with VRDB..............  $ 2,034,608     $ 2,169,371 $ 2,083,649 $ 2,031,929 $ 1,898,312
                          ===========     =========== =========== =========== ===========
Other Information
Total Assets............  $ 2,904,851     $ 3,015,481 $ 2,931,855 $ 2,866,685 $ 2,669,785
Long-Term Capital Lease
 Obligations............  $    17,003     $    19,877 $    20,552 $    20,768 $    19,660
Capital Expenditures....  $   114,663     $   156,808 $   165,595 $   142,833 $   166,938
Common Dividends
 Declared (6)...........  $    94,860     $    94,065 $    93,294 $    92,686 $    91,436

--------
(1) As discussed in Note 4 to the Consolidated Financial Statements, Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE) became wholly-owned subsidiaries of Conectiv (the Merger) on March 1, 1998. The Merger also resulted in Conectiv owning the nonutility subsidiaries previously owned by DPL. Accordingly, the 1998 Consolidated Statement of Income includes 2 months of operating results for DPL's former nonutility subsidiaries.
(2) Employee separation and other Merger-related costs in 1998 decreased operating income and net income by $27.4 million and $16.6 million, respectively.
(3) An early retirement offer in 1994 decreased operating income and net income by $17.5 million and $10.7 million, respectively.
(4)  Excludes interchange deliveries.
(5) Although Variable Rate Demand Bonds are classified as current liabilities, DPL intends to use the bonds as a source of long-term financing as discussed in Note 14 to the Consolidated Financial Statements.
(6) Amounts shown as total, rather than on a per-share basis, since DPL is a wholly-owned subsidiary of Conectiv. Excludes non-cash dividend for transfer of nonutility subsidiaries to Conectiv on March 1, 1998, due to the Merger.

                        DELMARVA POWER & LIGHT COMPANY

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Merger with Atlantic

  On March 1, 1998, Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE) became wholly-owned subsidiaries of Conectiv, a registered holding company under the Public Utility Holding Company of 1935. Each outstanding share of DPL's common stock was exchanged for one share of Conectiv's common stock.

  Conectiv became the owner of DPL's nonutility subsidiaries as of March 1, 1998, resulting in inclusion of two months of nonutility subsidiary operations in DPL's 1998 Consolidated Statement of Income. The Consolidated Statements of Income include revenues of $19.5 million and $113.0 million, and a net loss of $3.5 million and net income of $9.8 million, for 1998 and 1997, respectively, from the operations of these nonutility subsidiaries. The common stockholder's equity of these nonutility subsidiaries was $123.4 million as of February 28, 1998.

  DPL continued to sell electricity and gas in markets not subject to price regulation subsequent to the Merger.

  See Note 4 to the Consolidated Financial Statements for additional information concerning the Merger.

Earnings Results Summary

  DPL had earnings applicable to common stock of $108.1 million and $101.2 million for 1998 and 1997, respectively. The $6.9 million earnings increase was reduced by a $16.6 million after-tax charge for costs associated with the Merger and a $13.3 million decrease in nonutility subsidiary earnings. In 1997, nonutility subsidiary earnings included a $13.7 million gain on the sale of a landfill and waste-hauling company. Excluding the one-time Merger costs and operating results of the nonutility subsidiaries, earnings were up $36.8 million in 1998. This increase was primarily due to a 2.5% retail electric kilowatt-hour (kWh) sales increase and lower operation and maintenance expenses. The earnings increase was constrained by milder winter weather's unfavorable effect on electric and gas sales.

  Earnings applicable to common stock, for 1997, were $101.2 million, a $6.1 million decrease from 1996. The $6.1 million decrease was primarily attributed to losses from investments in new businesses and participation in the competitive energy markets (including branding expenditures), partly offset by the gain on the sale of the landfill and waste-hauling company. Regulated utility earnings were relatively flat in 1997 primarily because higher net electric revenues and lower outage expenses for the Salem nuclear generating units were offset by anticipated higher capital costs.

Electric Utility Industry Restructuring

  As discussed on the following pages, deregulation of the electric utility industry is underway in Delaware, Maryland, and Virginia. Generally, with restructuring, the supply component of the price charged to a customer for electricity will be deregulated, and electricity suppliers will compete to supply electricity to customers. Customers would continue to pay the local utility a regulated price for the delivery of the electricity over the transmission and distribution system.

  Stranded costs are costs which may not be recoverable in a competitive energy supply market due to lower prices or customers choosing a different supplier. Stranded costs generally include above-market costs associated with generation facilities or long-term purchased power agreements, and regulatory assets. DPL has quantified stranded costs in its Maryland regulatory filing and has proposed a plan seeking approval for recovery of these costs from customers during the transition to a competitive market.

  When a specific plan that deregulates electricity supply becomes final, DPL would cease applying Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," to its electricity supply business in the regulatory jurisdiction to which the plan applies. To the extent that a deregulation plan provides for recovery of stranded costs through cash flows from the regulated transmission and distribution business, the stranded costs would continue to be recognized as assets under SFAS No. 71. Any stranded costs (including regulatory assets) for which cost recovery is not provided would be expensed.

  The amount of stranded costs ultimately recovered from utility customers, if any, and the full impact of legislation deregulating the electric utility industry in any of the jurisdictions in which DPL operates cannot be predicted. Also, the quantification of stranded costs under existing generally accepted accounting principles (GAAP) differs from methods used in regulatory filings. Among other differences, GAAP precludes recognition of the gains on plants (or purchased power contracts) not impaired, but requires write down of the plants that are impaired. Due to these considerations, market conditions, timing, and other factors, DPL's management currently cannot predict the ultimate effects that electric utility industry deregulation may have on the financial statements of DPL, although deregulation may have a material adverse effect on DPL's results of operations.

Delaware

  The Alliance for Fair Electric Competition Today, which includes DPL, worked with Delaware executive branch representatives and representatives of the Delaware Public Service Commission (DPSC) Staff to develop consensus restructuring legislation. House Bill No. 10, with several amendments, passed the Delaware House of Representatives, and the Delaware Senate. The Governor of Delaware is expected to sign the legislation.

  House Bill No. 10 would allow DPL's Delaware customers to choose their electricity suppliers beginning on October 1, 1999 (for customers with peak demands of 1,000 kilowatts or more), January 15, 2000 (for customers with peak demands of 300 kilowatts or more), and 18 months after the legislation is enacted (for all other customers). House Bill No. 10 also provides for a residential rate reduction of 7.5% beginning October 1, 1999. Thereafter, except for a deferred fuel balance "true-up" and increases for extraordinary costs, residential rates may not be changed for four years; rates for customers in commercial and industrial rate classes may not be changed for three years. Under House Bill No. 10, certain low-income energy assistance and environmental programs are funded at an annual level of about $1.6 million by a charge in electric rates.

  Among other matters, unbundled rates to be charged by DPL during these "rate freeze" periods have been agreed upon by a number of participants in the restructuring plan proceeding contemplated by House Bill No. 10. Included within the agreement on unbundled rates, DPL would recover $16 million (Delaware retail basis) of stranded costs, and electric rates would not be changed in the event DPL sells or transfers generating assets.

Maryland

  In 1997, the Maryland Public Service Commission (MPSC) issued two orders which provide for retail electric competition to begin July 3, 2000, and be phased-in over a three-year period (one-third of the customers per year). Enabling legislation and resolution of complex issues such as stranded costs and utility taxation will be necessary for implementation of retail competition in Maryland.

  On July 1, 1998, DPL filed with the MPSC its quantification of stranded costs and computation of unbundled rates, which are being considered in Case No. 8795. Stranded costs were estimated to be $217 million on a DPL system-wide basis ($69 million Maryland retail portion), including $123 million attributable to generating units, $54 million associated with purchased power contracts, $21 million related to fuel inventory financing costs, and $19 million of regulatory assets. DPL proposed full recovery of the Maryland portion of the stranded costs over a three-year period, starting with the commencement of retail competition on July 3, 2000.

  The MPSC Staff and other parties contend that the market value of DPL's generating assets exceeds their book value and thus that DPL has negative stranded costs, or so-called "stranded benefits." Proposals for rate reductions based on a sharing of these alleged benefits and other factors have been submitted to the MPSC in Case No. 8795. The proposed rate reductions vary widely, from 3% up to levels which, if adopted, would have a material adverse impact on DPL's results of operations.

  Maryland's electric utilities, including DPL, continue to meet with the MPSC Staff and others to develop consensus enabling restructuring and related tax legislation for possible passage in the 1999 legislative session.

  The MPSC is expected to issue its order on DPL's stranded cost recovery and unbundled rates by October 1, 1999.

Virginia

  Comprehensive electric utility restructuring legislation has been introduced in the Virginia General Assembly. Senate Bill No. 1269 and identical House Bill No. 2615, introduced on January 21, 1999, were drafted by a joint House-Senate study committee created in 1996 to consider restructuring issues. Significant provisions of these Bills provide for:

  .  Phase-in of retail electric competition beginning January 1, 2002

  . Rates in effect on January 1, 2001 to become "capped rates" to continue in effect through July 1, 2007, except for adjustments for changes in fuel costs and state tax rates

  . Customers choosing an electricity supplier other than their incumbent utility continue to pay capped transmission and distribution rates but, instead of the capped generation rate, they would pay a "wires" charge which would be the difference between the capped generation rate and projected market prices for electricity

  . Just and reasonable net stranded costs, are to be recovered through capped rates and wires charges during the period January 1, 2001 through July 1, 2007

Price Regulation of Energy Revenues

  Through 1998, customer rates for non-energy costs have been established in past base rate proceedings before utility regulatory commissions. Changes in non-energy (or base rate) revenues due to volume, or rate changes, generally affect the earnings of DPL.

  Energy costs, including fuel and purchased energy, are currently billed to rate-regulated customers under regulated energy adjustment clause rates. These energy rates are adjusted periodically for cost changes and are subject to review by regulatory commissions. "Energy revenues," or energy costs billed to customers, do not generally affect net income, because the amount of under- or over-recovered energy costs is generally deferred until it is subsequently recovered from or returned to utility customers.

  Energy adjustment clauses are expected to be eliminated under electric utility industry restructuring initiatives. Based on existing restructuring initiatives, profits or losses on the energy portion of electricity sales may affect DPL's earnings, after restructuring becomes effective.

  Electric revenues also include interchange delivery revenues, which result primarily from the sale of electricity to other electricity suppliers in the Pennsylvania-New Jersey-Maryland Interconnection (PJM Interconnection), which is an electric power pool. Interchange delivery revenues are currently reflected in the calculation of rates charged to customers under energy adjustment clauses and, thus, do not affect net income. Margins from interchange delivery revenues may impact earnings after deregulation due to elimination of energy adjustment clauses.

  Revenues are also earned from sales not subject to price regulation. These sales include off-system bulk commodity sales and retail energy sales.

Electric Revenues and Sales

  DPL's sources of electric revenues as a percentage of total electric revenues are shown in the table below. The percentage of DPL's consolidated electric revenues earned from sales not subject to price regulation has increased as DPL's participation in unregulated electricity markets has grown. Gross margin percentages earned in markets not subject to price regulation are generally lower than the gross margin percentages earned in regulated retail markets due to product differences, greater volume per customer, and unregulated pricing. However, incremental amounts of gross margin earned from sales not subject to price regulation enhance DPL's profitability.

Sources of Consolidated Electric Revenues

                                                               1998  1997  1996
                                                               ----  ----  ----
   Regulated retail revenues.................................. 66.9% 81.0% 85.7%
   Resale revenues............................................  5.0%  6.3%  6.7%
   Interchange delivery revenues..............................  7.5%  3.3%  7.6%
   Revenues from sales not subject to price regulation........ 20.6%  9.4%  --

  Details of the changes in the various components of electric revenues are shown below.

Comparative Increase (Decrease) from Prior Year in Electric Revenues

                                                          1998        1997
                                                       ----------  ----------
                                                       (Dollars in Millions)
   Retail and Resale Revenues
     Non-Energy (Base Rate) Revenues ................. $     18.4  $      8.9
     Energy Revenues..................................      (16.1)       32.7
   Interchange Delivery Revenues......................       62.8       (38.8)
   Revenues from sales not subject to price
    regulation........................................      172.1       102.4
                                                       ----------  ----------
                                                       $    237.2  $    105.2
                                                       ==========  ==========

  Non-energy revenues increased $18.4 million in 1998 primarily due to a 2.5% retail kWh sales increase which was attributed to favorable economic conditions and 1.6% customer growth. The retail kWh sales increase was reduced by milder winter weather's unfavorable effect on residential heating sales. The increase in non-energy electric revenues in 1998 was reduced by $10.7 million due to Merger-related customer base rate decreases.

  For 1997 compared to 1996, electric non-energy revenues increased $8.9 million due to a 2.6% retail kWh sales increase, mainly attributed to favorable economic conditions and a 1.4% increase in the number of regulated retail customers. Milder weather limited the sales increase.

  In 1998 and 1997, revenues from electric sales not subject to price regulation increased $172.1 million and $102.4 million, respectively, mainly because DPL sold more output off-system through the Merchant business. DPL actively participates in the wholesale energy markets to support wholesale utility and competitive retail marketing activities. Energy market participation results in exposure to commodity market risk when, at times, net open energy commodity positions are created or allowed to continue. To the extent that DPL has net open positions, controls are in place that are intended to keep risk exposures within certain management approved risk tolerance levels.

  As discussed under "Price Regulation of Energy Revenues," energy and interchange delivery revenues generally do not affect net income

Electric Resale Business

  The ability of electric resale customers to choose their electric supplier has created a competitive electric resale market. If an electric resale customer selects a supplier other than the local utility, then the local utility receives a fee for delivering the electricity to the resale customer. DPL's contract with its largest electric resale customer, Old Dominion Electric Cooperative (ODEC), is discussed below. Other electric resale customers of DPL have electricity supply contracts with DPL which expire in 2001 to 2004.

  Under notice provisions in its electricity supply contract, ODEC reduced its load by 60 megawatts (MW) on September 1, 1998, from approximately 200 MW to 140 MW. ODEC has also notified DPL that it will reduce its load to zero on September 1, 2001. The annualized reduction in DPL's net income expected to result from ODEC's 60 MW load reduction is approximately $2 to $3 million. If ODEC further reduces its load to zero on September 1, 2001, then annualized net income would decrease by approximately an additional $7 to $8 million. These projected earnings decreases are net of the expected savings from avoided capacity costs.

Gas Revenues, Sales and Transportation

  DPL earns gas revenues from on-system sales which generally are subject to price regulation, off-system sales which are not subject to price regulation, and from the transportation of gas for customers. Transportation customers may purchase gas from DPL or other suppliers.

  Details of the changes in the various components of gas revenues are shown below.

Comparative Increase (Decrease) from Prior Year in Gas Revenues

                                                         1998         1997
                                                      -----------  ----------
                                                      (Dollars in Millions)
   Non-Energy (Base Rate) Revenues................... $      (4.0) $     (1.2)
   Energy Revenues...................................        (6.0)        8.8
   Revenues from sales not subject to price regula-
    tion.............................................       341.0        82.2
                                                      -----------  ----------
                                                      $     331.0  $     89.8
                                                      ===========  ==========

  As shown in the above table, total gas revenues increased $331.0 million in 1998 and $89.8 million in 1997 primarily due to higher volumes of gas sold in markets not subject to price regulation. The margin earned from non-price regulated gas sales in excess of related purchased gas costs is relatively small due to the competitive nature of bulk commodity sales.

  The decreases in non-energy (base rate) gas revenues for 1998 and 1997 were primarily due to milder weather during the heating seasons of both years, which resulted in lower residential gas sales (based on cubic feet sold) of 13.2% and 9.8%, respectively. The weather-related gas revenue decrease was partly offset by additional gas revenues from new customers. The number of regulated gas customers served increased 2.4% in 1998 and 2.3% in 1997.

  As discussed under "Price Regulation of Energy Revenues," energy revenues generally do not affect net income.

Other Services Revenues

  Other service revenues were comprised of the following:

                                                           1998   1997    1996
                                                          -------------- -------
                                                          (Dollars in millions)
   HVAC (1).............................................. $ 14.6 $  62.8 $  7.1
   Operation of power plants.............................    2.9    23.5   21.5
   Landfill and waste hauling............................    --     12.7   14.1
   Other (2).............................................   17.9    20.2   24.8
                                                          ------ ------- ------
     Total............................................... $ 35.4 $ 119.2 $ 67.5
                                                          ====== ======= ======

--------
  (1) Heating, ventilation, and air conditioning (HVAC).
  (2) Other includes real estate activities, value-added (energy-related) services, leveraged leasing, telecommunications and other miscellaneous services.

  Total revenues from "Other Services" decreased $83.8 million in 1998, primarily due to the transfer of DPL's nonutility subsidiaries to Conectiv on March 1, 1998, and the loss of revenue attributed to the sale of a landfill and waste-hauling operation in the fourth quarter of 1997.

  In 1997, other services revenues increased to $119.2 million from $67.5 million in 1996, mainly due to HVAC business acquisitions.

Electric Fuel and Purchased Energy Expenses

  In 1998, electric fuel and purchased energy increased $204.4 million compared to 1997 primarily due to more energy supplied for greater volumes of electricity sold off-system and within DPL's service territory. In 1997, electric fuel and purchased energy expenses increased $89.2 million compared to 1996 primarily due to greater volumes of energy sold off-system and lower amounts of energy expenses deferred under energy adjustment clauses.

  For information concerning the Salem outage's impact on electric fuel and purchased energy expenses, see Note 18 to the Consolidated Financial Statements.

  The kWh output required to serve load within DPL's service territory is substantially equivalent to total output less interchange deliveries and off-system sales. In 1998, DPL's output for load within its service territory was provided by 34% coal generation, 32% net purchased power, 18% oil and gas generation, and 16% nuclear generation.

Gas Purchased

  Primarily due to larger volumes of gas purchased for resale off-system, gas purchased increased $333.4 million in 1998 and $91.8 million in 1997.

Other Services' Cost of Sales

  Other services' cost of sales decreased $59.1 million in 1998 primarily due to the transfer of DPL's nonutility subsidiaries to Conectiv on March 1, 1998, and the sale of a landfill and waste-hauling operation in the fourth quarter of 1997. Other services' cost of sales increased by $29.9 million in 1997 primarily due to acquisitions of HVAC service companies.

Purchased Electric Capacity

  Purchased electric capacity costs increased $10.3 million in 1998 due to a greater capacity obligation to the PJM Interconnection and a higher average cost per megawatt of purchased capacity.

Operation and Maintenance Expenses

  Operation and maintenance expenses decreased to $264.6 million in 1998 from $331.8 million in 1997. The $67.2 million decrease was primarily due to fewer employees, the transfer of the nonutility subsidiaries to Conectiv on March 1, 1998, and the absence of last year's re-start activities at the Salem nuclear power plant.

  In 1997 operation and maintenance expenses increased $53.9 million mainly due to the start-up of the HVAC, telecommunications, retail energy, and merchant businesses, and costs associated with establishing the Conectiv brand name and gaining new customers. Lower pension cost and Salem outage expenses mitigated the total increase in operation and maintenance expenses.

Depreciation Expense

  Depreciation expense decreased $4.4 million in 1998 due to the transfer of the nonutility subsidiaries to Conectiv on March 1, 1998, and the sale of a landfill and waste-hauling operation in the fourth quarter of 1997. These decreases were partially offset by higher utility depreciation expenses due to the completion of on-going construction projects. Depreciation expense increased $7.8 million in 1997 due to completion of on-going construction projects and installation of new systems.

Other Income

  Other Income includes amounts for the nonutility subsidiaries transferred to Conectiv of $0.1 million in 1998, $33.3 million in 1997, and $8.9 million in 1996. Other income for 1997 includes a $22.9 million pre-tax gain on the sale of the Pine Grove landfill and related waste-hauling operations.

Financing Costs

  Financing costs reflected in the consolidated income statement include interest charges, allowance for funds used during construction (AFUDC), dividends on preferred securities of a subsidiary trust, and dividends on preferred stock. Financing costs decreased $0.8 million in 1998 and increased $9.9 million in 1997. The increase for 1997 was mainly due to long-term financing requirements associated with DPL's utility business.

Year 2000

  The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates during and beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, is assisting line management in addressing the issue of computer programs and embedded systems not properly recognizing the Year 2000. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, is coordinating all Year 2000 activities. There are substantial challenges in identifying and correcting the many computer and embedded systems critical to generating and delivering power, delivering natural gas and providing other services to customers.

  The project team is using a phased approach to managing its activities. The first phase is inventory and assessment of all systems, equipment, and processes. Each identified item is given a criticality rating of high, medium or low. Those items rated as high or medium are then subject to the second phase of the project. The second phase is determining and implementing corrective action for the systems, equipment and processes, and concludes with a test of the unit being remediated. The third phase is system testing and compliance certification. Additionally, the project team will be updating existing outage contingency plans to address Year 2000 issues.

  Overall, Conectiv's Year 2000 Project covers approximately 140 different systems (some with numerous components) that had been originally identified as high or medium in criticality. However, only 21 of those 140 systems are essential for Conectiv to provide electric and gas service to its customers. The Year 2000 Project team will be focusing on these 21 systems, with additional work on the other systems continuing based on their relative importance to Conectiv's businesses.

  The following chart sets forth the current estimated completion percentage of the 140 different systems in the Year 2000 Project by major business group, and for the information technology systems used in managing Conectiv's business. Conectiv expects significant progress in remediation and testing over the next quarter based on work that is in process and material that is being ordered.

                               Inventory and Corrective Action/ System Testing/
   Business Group               Assessment      Unit Testing      Compliance
   --------------              ------------- ------------------ ---------------
   Business systems...........        95%              85%              65%
   Power production...........        95%              30%              30%
   Electricity distribution...        95%              10%               5%
   Gas delivery...............        95%              60%              60%
   Competitive services.......    90%-95%          30%-80%          30%-80%

  DPL is also contacting vendors and service providers to review remediation of their Year 2000 issues. Many aspects of DPL's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas to allow DPL to generate electricity.

  Distribution of electricity is dependent on the overall reliability of the electric grid. DPL is cooperating with the North American Electric Reliability Council (NERC) and the PJM Interconnection in Year 2000 remediation and remediation planning efforts, and has accelerated its Year 2000 Project timeline to be generally in-line with the recommendations of those groups. At this time, a few generating units are scheduled for remediation and testing in September to coincide with previously scheduled outages. Recent reports issued by NERC indicate a diminished risk of disruption to the electric grid caused by Year 2000 issues.

  Conectiv has incurred approximately $3 million in costs for the Year 2000 Project. Current estimates of the costs for the Year 2000 Project range from $10 million to $15 million. These estimates could change significantly as the Year 2000 Project progresses. The costs set forth above do not include several significant expenditures covering new systems, such as Conectiv's SAP business, financial and human resources management system and an Energy Control System. While the introduction of these new systems effectively remediated Year 2000 problems in the systems they replaced, Conectiv has not previously reported the expenditures on these systems in its costs for the Year 2000 Project.

  Since the project team is still in the process of assessing and correcting impacted systems, equipment and processes, DPL cannot with certainty determine whether the Year 2000 issue might cause disruptions to its operations and have impacts on related costs and revenues. DPL assesses the status of the Year 2000 Project on at least a monthly basis to determine the likelihood of business disruptions. Based on its own Year 2000 program, as well as reports from NERC and other utilities, DPL's management believes it is unlikely that significant Year 2000 related disruptions will occur. However, any substantial disruption to DPL's operations could negatively impact DPL's revenues, significantly impact its customers and could generate legal claims against DPL. DPL's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.

Liquidity and Capital Resources

  DPL's primary sources of capital are internally generated funds (net cash provided by operating activities less common and preferred dividends) and external financings. These resources provide capital for utility construction expenditures and other capital requirements, such as repayment of debt and capital lease obligations. In the foreseeable future, DPL expects that incremental demand for electricity will be supplied with purchased power.

  Net cash inflows from operating activities increased to $246.2 million in 1998 from $221.3 million in 1997, mainly due to lower operation and maintenance expenses and higher electric revenues, net of amounts paid for electric fuel and purchased energy. Cash inflows from operating activities in 1997 remained at about the same level as in 1996. In 1997, cash used by new businesses offset higher cash flows from regulated energy revenues, net of amounts paid for energy.

  Capital expenditures decreased $42.1 million in 1998 and $8.8 million in 1997. The 1998 decrease was primarily due to the transfer of the nonutility subsidiaries to Conectiv on March 1, 1998, and lower utility construction expenditures. The 1997 decrease was principally due to a $40.5 million decrease in utility construction expenditures, partly offset by $35.2 million of capital expenditures for expansion of Conectiv Communications, Inc.'s fiber optic network.

  DPL's cash expenditures for business acquisitions of $9.0 million, $32.0 million, and $8.3 million, in 1998, 1997, and 1996, respectively, were primarily due to the acquisition of HVAC and related businesses and direct Merger costs.

  After deducting common and preferred dividend payments of $99.2 million in 1998, $98.0 million in 1997, and $102.4 million in 1996, internally generated funds were $147.0 million in 1998, $123.2 million in 1997, and $120.3 million in 1996. Internally generated funds provided 129%, 107%, and 77% of the cash required for utility construction in 1998, 1997, and 1996, respectively.

  "Sales of nonutility assets" under cash flows from investing activities includes $33.4 million of pre-tax proceeds from the 1997 sale of Pine Grove Inc.'s landfill and waste-hauling operations.

  During 1996-1998, short-term debt used $43.1 million of funds, and long-term financing activities (debt, preferred equity, and common equity) provided net cash of $128.9 million ($287.5 million of issuances net of $158.6 million of redemptions).

  Long-term debt issued during 1996 to 1998 amounted to $199.2 million, which consisted entirely of Medium Term Notes with interest rates ranging from 6.6% to 7.72% and maturities ranging from 5 to 30 years. Redemptions of long-term debt during 1996 to 1998 amounted to $62.2 million, which included $25.0 million of 5.69% Medium Term Notes, $25.0 million of 6 3/8% First Mortgage Bonds, and $12.2 million of other debt.

  Scheduled maturities of long-term debt over the next five years are as follows: 1999--$31.3 million; 2000--$1.5 million; 2001--$2.3 million; 2002--
$48.1 million; 2003--$92.3 million.

  In October 1996, a subsidiary trust of DPL issued $70.0 million of 8.125% DPL obligated mandatorily redeemable preferred securities and loaned the proceeds to DPL. On a consolidated basis, these preferred securities provide a tax benefit equivalent to the tax effect of a deduction for distributions on the preferred securities. The proceeds from issuance of the preferred securities and additional short-term debt were used to retire $78.4 million of DPL's preferred stock, which had an average dividend rate of 6.9%.

  DPL's capital structure as of December 31, 1998 and 1997, expressed as a percentage of total capitalization is shown below.

                                                                     1998  1997
                                                                     ----  ----
   Long-term debt and variable rate demand bonds.................... 50.3% 48.6%
   Preferred stock and securities...................................  7.8%  7.4%
   Common stockholder's equity...................................... 41.9% 44.0%

  DPL's estimated requirements during 1999 for capital expenditures are $138 million. The uncertainty of the impact of electric utility industry restructuring, and the extent to which DPL retains or divests certain of its assets, including generating plants, will affect the ultimate amount of capital expenditures and the amount of external funds required in excess of internally generated funds. DPL's management expects that external funds will be derived from the sale of long-term debt, as required.

Quantitative and Qualitative Disclosures About Market Risks

  The following discussion contains "forward looking statements." These projected results have been prepared based upon certain assumptions considered reasonable given the information currently available to

DPL. Nevertheless, because of the inherent unpredictability of interest rates, equity market prices, and energy commodity prices as well as other factors, actual results could differ materially from those projected in such forward-looking information. For a description of DPL's significant accounting policies associated with these activities see Notes 1 and 7 to the Consolidated Financial Statements.

 Interest Rate Risk

  DPL is subject to the risk of fluctuating interest rates in the normal course of business. DPL manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. As of December 31, 1998, a hypothetical 10% change in interest rates would result in a $0.4 million change in interest costs and earnings before taxes related to short-term and variable rate debt.

 Equity Price Risk

  DPL maintains a trust fund, as required by the Nuclear Regulatory Commission, to fund certain costs of nuclear decommissioning (See Note 8 to the Consolidated Financial Statements). The funds are invested primarily in domestic and international equity securities, fixed-rate, fixed income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, DPL is maximizing the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in DPL's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed income securities are exposed to changes in interest rates. DPL actively monitors its portfolios by benchmarking the performance of its investments against certain indexes and by maintaining, and periodically reviewing, established target asset allocation percentages of the assets in its trust. Because the accounting for nuclear decommissioning recognizes that costs are recovered through electric rates, fluctuations in equity prices and interest rates, while affecting the carrying value of the invesments, are offset by the effects of regulation and therefore do not affect the earnings of DPL.

 Commodity Price Risk

  DPL is exposed to the impact of market fluctuations in the price and transportation costs of natural gas and electricity. DPL engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas and electricity). Some hedging activities are conducted using energy derivatives (futures, option, and swaps). The remainder of DPL's hedging activity is conducted by backing physical transactions with offsetting physical positions. The hedging objectives include the assurance of stable and known minimum cash flows and the fixing of favorable prices and margins when they become available. DPL also engages in energy commodity trading and arbitrage activities, which expose DPL to commodity market risk when, at times, DPL creates net open energy commodity positions or allows net open positions to continue. To the extent that DPL has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels.

  DPL uses a value-at-risk model to assess the market risk of its electricity and gas commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value at risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. DPL estimates value-at-risk across its power and gas commodity business using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. At December 31, 1998, DPL's calculated value at risk with respect to its commodity price exposure was approximately $0.6 million.

Forward-Looking Statements

  The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will," "anticipate," "estimate," "expect," "objective," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth; federal and state regulatory actions; future litigation results; costs of construction; operating restrictions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. DPL undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by DPL prior to the effective date of the Litigation Reform Act.

                        DELMARVA POWER & LIGHT COMPANY

 Item 8. Financial Statements and Supplementary Data

                             REPORT OF MANAGEMENT

  Management is responsible for the information and representations contained in the consolidated financial statements of Delmarva Power & Light Company
(DPL). Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles, based upon currently available facts and circumstances and management's best estimates and judgments of the expected effects of events and transactions.

  DPL and its subsidiary companies maintain a system of internal controls designed to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written administrative policies, a program of internal audits, and procedures to assure the selection and training of qualified personnel.

  PricewaterhouseCoopers LLP, independent accountants, are engaged to audit the financial statements and express their opinion thereon. Their audits are conducted in accordance with generally accepted auditing standards which include a review of selected internal controls to determine the nature, timing, and extent of audit tests to be applied.

  Conectiv's Audit Committee of the Board of Directors, composed of outside directors only, meets with management, internal auditors, and independent accountants to review accounting, auditing, and financial reporting matters. The independent accountants are appointed by the Board on recommendation of the Audit Committee, subject to stockholder approval.


/s/ Howard E. Cosgrove                    /s/ John C. van Roden
-----------------------                   -----------------------
Howard E. Cosgrove                        John C. van Roden
Chairman of the Board                     Senior Vice President
and Chief Executive Officer               and Chief Financial Officer

February 5, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Delmarva Power & Light Company
Wilmington, Delaware

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in common stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Delmarva Power & Light Company (DPL) and subsidiary companies as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of DPL's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 5, 1999

                         DELMARVA POWER & LIGHT COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Year Ended December 31,
                                             ---------------------------------
                                                1998        1997       1996
                                             ----------  ----------  ---------
                                                 (Dollars in Thousands)
Operating Revenues
  Electric.................................. $1,329,393  $1,092,144  $ 986,921
  Gas.......................................    535,082     204,057    114,284
  Other services............................     35,424     119,166     67,459
                                             ----------  ----------  ---------
                                              1,899,899   1,415,367  1,168,664
                                             ----------  ----------  ---------
Operating Expenses
  Electric fuel and purchased power.........    621,002     416,640    327,464
  Gas purchased.............................    486,411     153,027     61,208
  Other services' cost of sales.............     26,069      85,192     55,276
  Purchased electric capacity...............     38,782      28,470     32,126
  Employee separation and other merger-
   related costs............................     27,418         --         --
  Operation and maintenance.................    264,581     331,770    277,893
  Depreciation..............................    131,919     136,340    128,571
  Taxes other than income taxes.............     38,290      37,634     35,737
                                             ----------  ----------  ---------
                                              1,634,472   1,189,073    918,275
                                             ----------  ----------  ---------
Operating Income............................    265,427     226,294    250,389
                                             ----------  ----------  ---------
Other Income
  Allowance for equity funds used during
   construction.............................      2,134       1,337      1,338
  Other income..............................      3,321      36,322     14,506
                                             ----------  ----------  ---------
                                                  5,455      37,659     15,844
                                             ----------  ----------  ---------
Interest Expense
  Interest charges..........................     82,527      83,398     74,242
  Allowance for borrowed funds used during
   construction and capitalized interest....     (2,019)     (2,996)    (3,926)
                                             ----------  ----------  ---------
                                                 80,508      80,402     70,316
                                             ----------  ----------  ---------
Dividends on Preferred Securities of a
 Subsidiary Trust...........................      5,688       5,687      1,390
                                             ----------  ----------  ---------
Income Before Income Taxes..................    184,686     177,864    194,527
Income Taxes................................     72,276      72,155     78,340
                                             ----------  ----------  ---------
Net Income..................................    112,410     105,709    116,187
Dividends on Preferred Stock................      4,352       4,491      8,936
                                             ----------  ----------  ---------
Earnings Applicable to Common Stock......... $  108,058  $  101,218  $ 107,251
                                             ==========  ==========  =========

          See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                    (Dollars in Thousands)
Cash Flows From Operating Activities
  Net income..................................... $112,410  $105,709  $116,187
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization................  141,669   142,734   134,109
    Allowance for equity funds used during
     construction................................   (2,135)   (1,337)   (1,338)
    Investment tax credit adjustments, net.......   (2,560)   (2,560)   (2,560)
    Deferred income taxes, net...................    5,796     7,169    33,218
    Net change in:
      Accounts receivable........................  (74,321)  (53,911)   (5,030)
      Inventories................................   (6,803)    4,763    (4,489)
      Accounts payable...........................   76,910    16,394    18,418
      Other current assets & liabilities (1).....   38,815    43,450   (48,383)
    Gains on sales of assets.....................   (1,549)  (22,896)     (380)
    Other, net...................................  (42,027)  (18,250)  (17,100)
                                                  --------  --------  --------
Net cash provided by operating activities........  246,205   221,265   222,652
                                                  --------  --------  --------
Cash Flows From Investing Activities
  Acquisition of businesses, net of cash
   acquired......................................   (8,970)  (31,994)   (8,301)
  Capital expenditures........................... (114,663) (156,808) (165,595)
  Investment in partnerships.....................      --     (1,800)      --
  Net cash of nonutility subsidiaries transferred
   to Conectiv...................................  (18,138)      --        --
  Sales of nonutility assets.....................    3,805    34,880       793
  Deposits to nuclear decommissioning trust
   funds.........................................   (4,238)   (4,240)   (4,238)
  Other, net.....................................     (360)    3,189     3,478
                                                  --------  --------  --------
Net cash used by investing activities............ (142,564) (156,773) (173,863)
                                                  --------  --------  --------
Cash Flows From Financing Activities
  Common dividends paid..........................  (94,700)  (93,811)  (93,290)
  Preferred dividends paid.......................   (4,512)   (4,233)   (9,102)
  Issuances:   Long-term debt....................   33,000   166,200       --
               Common stock......................       63    17,807       486
               Preferred securities (2)..........      --        --     70,000
  Redemptions: Long-term debt....................  (32,129)  (28,540)   (1,504)
               Variable rate demand bonds........      --     (1,800)   (1,500)
               Common stock......................   (1,983)   (7,323)   (5,466)
               Preferred stock...................      --        --    (78,383)
  Principal portion of capital lease payments....   (9,724)   (6,813)   (5,538)
  Net change in short-term debt..................  (26,975) (102,671)   86,498
  Cost of issuances and refinancings.............     (259)   (4,502)   (3,408)
                                                  --------  --------  --------
Net cash used by financing activities............ (137,219)  (65,686)  (41,207)
                                                  --------  --------  --------
Net change in cash and cash equivalents..........  (33,578)   (1,194)    7,582
Cash and cash equivalents at beginning of
 period..........................................   35,339    36,533    28,951
                                                  --------  --------  --------
Cash and cash equivalents at end of period....... $  1,761  $ 35,339  $ 36,533
                                                  ========  ========  ========

--------
(1)  Other than debt and deferred income taxes classified as current.
(2) DPL obligated mandatorily redeemable preferred securities of subsidiary trust holding solely DPL debentures.

          See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                           As of December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
                                                               (Dollars in
                                                               Thousands)
                         ASSETS
Current Assets
  Cash and cash equivalents.............................. $    1,761 $   35,339
  Accounts receivable....................................    273,531    197,561
  Accounts receivable from associated companies..........      2,325        --
  Inventories, at average costs
    Fuel (coal, oil and gas).............................     44,212     37,425
    Materials and supplies...............................     39,323     40,518
  Prepayments............................................     10,735     11,255
  Deferred energy costs..................................        --      18,017
  Deferred income taxes, net.............................     13,061        776
                                                          ---------- ----------
                                                             384,948    340,891
                                                          ---------- ----------
Investments
  Investment in leveraged leases.........................        --      46,375
  Funds held by trustee..................................     60,208     48,086
  Other investments......................................      1,103      9,500
                                                          ---------- ----------
                                                              61,311    103,961
                                                          ---------- ----------
Property, Plant and Equipment
  Electric utility plant.................................  3,049,099  3,010,060
  Gas utility plant......................................    249,383    241,580
  Common utility plant...................................    158,109    154,791
                                                          ---------- ----------
                                                           3,456,591  3,406,431
  Less : Accumulated depreciation........................  1,492,182  1,373,676
                                                          ---------- ----------
  Net utility plant in service...........................  1,964,409  2,032,755
  Utility construction work-in-progress..................    138,496     93,017
  Leased nuclear fuel, at amortized cost.................     28,325     31,031
  Nonutility property, net...............................      4,560     74,811
  Goodwill, net..........................................     71,914     92,602
                                                          ---------- ----------
                                                           2,207,704  2,324,216
                                                          ---------- ----------
Deferred Charges and Other Assets
  Prepaid employee benefits costs........................     94,354     58,111
  Unamortized debt expense...............................     12,140     12,911
  Deferred debt refinancing costs........................     16,180     18,760
  Deferred recoverable income taxes......................     82,211     88,683
  Other..................................................     46,003     67,948
                                                          ---------- ----------
                                                             250,888    246,413
                                                          ---------- ----------
Total Assets............................................. $2,904,851 $3,015,481
                                                          ========== ==========

          See accompanying Notes to Consolidated Financial Statements

                         DELMARVA POWER & LIGHT COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                          As of December 31,
                                                         ---------------------
                                                            1998       1997
                                                         ---------- ----------
                                                              (Dollars in
                                                              Thousands)
             CAPITALIZATION AND LIABILITIES
Current Liabilities
  Short-term debt....................................... $   21,700 $   23,254
  Long-term debt due within one year....................     31,287     33,318
  Variable rate demand bonds............................     71,500     71,500
  Accounts payable......................................    177,859    103,607
  Taxes accrued.........................................     16,257     10,723
  Interest accrued......................................     20,604     19,902
  Dividends payable.....................................     23,615     23,775
  Current capital lease obligation......................     12,481     12,516
  Deferred energy costs.................................        413        --
  Accrued employee separation and other merger related
   costs................................................      2,509        --
  Other.................................................     27,586     35,819
                                                         ---------- ----------
                                                            405,811    334,414
                                                         ---------- ----------
Deferred Credits and Other Liabilities
  Deferred income taxes, net............................    461,800    492,792
  Deferred investment tax credits.......................     37,382     39,942
  Long-term capital lease obligation....................     17,003     19,877
  Other.................................................     19,747     30,585
                                                         ---------- ----------
                                                            535,932    583,196
                                                         ---------- ----------
Capitalization
  Common stock, $2.25 par value
   shares authorized : 1998--1,000,000; 1997--
   90,000,000
   shares outstanding: 1998--1,000; 1997-- 61,210,262...          2    139,116
  Additional paid-in-capital............................    528,893    526,812
  Retained earnings.....................................    322,599    300,757
                                                         ---------- ----------
                                                            851,494    966,685
  Treasury shares, at cost: 1997--619,237...............        --     (11,687)
  Unearned compensation.................................        --        (502)
                                                         ---------- ----------
    Total common stockholder's equity...................    851,494    954,496
  Cumulative preferred stock............................     89,703     89,703
  DPL obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely DPL
   debentures...........................................     70,000     70,000
  Long-term debt........................................    951,911    983,672
                                                         ---------- ----------
                                                          1,963,108  2,097,871
                                                         ---------- ----------
  Commitments and Contingencies (Notes 16 and 19)
                                                         ---------- ----------
Total Capitalization and Liabilities.................... $2,904,851 $3,015,481
                                                         ========== ==========

          See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S EQUITY

                                           Common               Additional                     Unearned
                                           Shares       Par      Paid-in   Retained  Treasury  Compen-
                                         Outstanding   Value     Capital   Earnings   Stock     sation    Total
                                         -----------  --------  ---------- --------  --------  --------  --------
                                                               (Dollars in Thousands)
Balance as of January 1, 1996..........   60,759,365  $136,713   $506,328  $281,862  $   (30)  $(1,433)  $923,440
Net income.............................          --        --         --    116,187      --        --     116,187
Cash dividends declared
 Common stock..........................          --        --         --    (93,294)     --        --     (93,294)
 Preferred stock.......................          --        --         --     (8,936)     --        --      (8,936)
Issuance of common stock
 Business acquisitions.................      212,350       --         --        --     4,396       --       4,396
 DRIP (1)..............................       21,465        47        388       --       --        --         435
 Stock options.........................        2,400         5         45       --       --        --          50
 Expenses..............................          --        --         (72)      --       --        --         (72)
Reacquired common stock................     (312,861)      --         532       --    (6,504)      363     (5,609)
Amortization of unearned compensation..          --        --         687       --       --       (548)       139
Refinancing of preferred stock.........          --        --         392    (2,215)     --        --      (1,823)
                                         -----------  --------   --------  --------  -------   -------   --------
Balance as of December 31, 1996........   60,682,719   136,765    508,300   293,604   (2,138)   (1,618)   934,913
Net income.............................          --        --         --    105,709      --        --     105,709
Cash dividends declared
 Common stock..........................          --        --         --    (94,065)     --        --     (94,065)
 Preferred stock.......................          --        --         --     (4,491)     --        --      (4,491)
Issuance of common stock
 DRIP (1)..............................      965,655     2,173     15,485       --       --        --      17,658
 LTIP (2)..............................       71,103       160      1,200       --       --     (1,360)       --
 Stock options.........................        5,450        12         88       --       --        --         100
 Other issuance........................        2,741         6         47       --       --        --          53
Reacquired common stock................     (517,406)      --         230       --    (9,549)    2,162     (7,157)
Amortization of unearned compensation..          --        --       1,462       --       --        314      1,776
                                         -----------  --------   --------  --------  -------   -------   --------
Balance as of December 31, 1997........   61,210,262   139,116    526,812   300,757  (11,687)     (502)   954,496
Net income.............................          --        --         --    112,410      --        --     112,410
Cash dividends declared
 Common stock..........................          --        --         --    (94,860)     --        --     (94,860)
 Preferred stock.......................          --        --         --     (4,352)     --        --      (4,352)
Issuance of common stock
 Business acquisitions.................      488,473       --         --        --     9,090       --       9,090
 Stock options.........................        3,200         7         56       --       --        --          63
Reacquired common shares...............      (90,764)      --          50       --    (1,983)      --      (1,933)
LTIP (2)...............................          --        --         --        --       --        (41)       (41)
Transfer of nonutility subsidiaries
 (3)...................................          --        --    (132,023)    8,644      --        --    (123,379)
Change in shares outstanding due
 to Merger (4).........................  (61,831,699) (139,121)   139,121       --       --        --         --
Transfer of treasury shares to Conectiv
 due to Merger (5).....................      221,528       --      (4,580)      --     4,580       --         --
Transfer of unearned compensation to
 Conectiv due to the Merger (5)........          --        --        (543)      --       --        543        --
                                         -----------  --------   --------  --------  -------   -------   --------
Balance as of December 31, 1998........        1,000  $      2   $528,893  $322,599  $   --    $   --    $851,494
                                         ===========  ========   ========  ========  =======   =======   ========

--------
(1) Dividend Reinvestment and Common Share Purchase Plan (DRIP)--As part of the Merger, DPL's DRIP was transferred to Conectiv.
(2) Long-term incentive plan (LTIP).
(3) On March 1, 1998, DPL's nonutility subsidiaries were transferred to
    Conectiv.
(4) As part of the Merger, all of DPL's outstanding shares of stock were exchanged for Conectiv shares of stock on a one to one basis. Effective March 1, 1998, DPL had 1,000 shares of stock outstanding, $2.25 par value, held by Conectiv.
(5) DPL's treasury shares and unearned compensation were transferred to Conectiv in conjunction with the Merger.

          See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

 Nature of Business

  Effective March 1, 1998, Delmarva Power & Light Company (DPL) and Atlantic Energy, Inc. (Atlantic) consummated a series of merger transactions (the Merger) by which DPL and Atlantic City Electric Company (ACE) became wholly-owned subsidiaries of Conectiv. As a result of the Merger, Conectiv owns DPL's former nonutility subsidiaries. DPL's former nonutility subsidiaries included Conectiv Services, Inc. (heating, ventilation, and air conditioning construction and services), Conectiv Communications, Inc. (local and long-distance phone service), and Delmarva Capital Investments, Inc. (various nonutility businesses). Refer to Note 4 to the Consolidated Financial Statements for additional information concerning the Merger.

  DPL provides regulated electric service (supply and delivery) to approximately 455,300 customers located on the Delmarva Peninsula, which includes Delaware, ten primarily Eastern Shore counties in Maryland, and the Eastern Shore of Virginia, encompassing an area consisting of about 6,000 square miles with a population of approximately 1.2 million. DPL also sells electricity outside its service territory (off-system) and in markets that are not subject to price regulation.

  DPL provides regulated gas service (supply and/or transportation) to approximately 105,700 customers located in a service territory that covers about 275 square miles with a population of approximately 485,000 in northern Delaware, including the City of Wilmington. DPL also sells gas off-system and in markets which are not subject to price regulation.

 Regulation of Utility Operations

  DPL's utility business is subject to regulation with respect to its retail utility sales by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, respectively) and the Virginia State Corporation Commission (VSCC), which have authority over rate matters, accounting, and terms of service. Retail gas sales are subject to regulation by the DPSC. The Federal Energy Regulatory Commission (FERC) also has regulatory authority over certain aspects of DPL's utility business, including the transmission of electricity and gas, the sale of electricity to municipalities and electric cooperatives, and interchange and other purchases and sales of electricity involving other utilities. Excluding off-system sales not subject to price regulation, the percentage of electric and gas utility operating revenues regulated by each regulatory commission for the year ended December 31, 1998, was as follows:
DPSC, 67.0%; MPSC, 25.0%; VSCC, 2.3%; and FERC, 5.7%.

  DPL is subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). Regulatory commissions occasionally provide for future recovery from customers of current period expenses. When this happens, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by regulatory commissions.

  Refer to Note 10 to the Consolidated Financial Statements for a discussion of regulatory assets arising from the financial effects of rate regulation, and Note 6 to the Consolidated Financial Statements for a discussion of the impact and current status of electric utility industry restructuring.

                        DELMARVA POWER & LIGHT COMPANY

 Financial Statement Presentation

  Due to the Merger-related restructuring discussed above, Delmarva Power Financing I (a financing subsidiary) became the only significant remaining wholly-owned subsidiary of DPL as of March 1, 1998. Accordingly, only the January and February 1998 operating results of DPL's former nonutility subsidiaries are included in the 1998 Consolidated Statement of Income. A full year's operating results of DPL's former nonutility subsidiaries are included in the 1997 and 1996 Consolidated Statements of Income.

  The consolidated financial statements include the accounts of DPL's wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

  Ownership interests of 20% to 50% in other entities are accounted for by the equity method of accounting. Investments in entities accounted for under the equity method are included in "Other investments" on the Consolidated Balance Sheets. Earnings from equity method investees are included in "Other income" in the Consolidated Statements of Income.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

 Revenue Recognition

  At the end of each month, there is an amount of electric and gas service rendered from the last meter reading to the month-end which has not yet been billed to customers. The non-energy (base rate) revenues associated with such unbilled services are accrued by DPL.

  When interim rates are placed in effect subject to refund, DPL recognizes revenues based on expected final rates.

  Revenues from "Other Services" are recognized when services are performed or products are delivered.

 Deferred Energy Costs

  Energy costs charged to DPL's results of operations generally are adjusted to match energy costs billed to customers (energy revenues) under tariffs for regulated energy sales. The difference between energy revenues and actual energy costs incurred is reported on the Consolidated Balance Sheets as "Deferred energy costs." The deferred balance is subsequently recovered from or returned to utility customers.

 Nuclear Fuel

  DPL's share of nuclear fuel at the Peach Bottom Atomic Power Station (Peach Bottom) and the Salem Nuclear Generating Station (Salem) is financed through a contract which is accounted for as a capital lease. Nuclear fuel costs, including a provision for the future disposal of spent nuclear fuel, are charged to fuel expense on a unit-of-production basis.

                        DELMARVA POWER & LIGHT COMPANY

 Energy Trading and Risk Management Activities

  In December 1998, the Emerging Issues Task Force (EITF), which evaluates accounting issues under the direction of the Financial Accounting Standards Board (FASB), concluded that, effective for financial statements issued for fiscal years beginning after December 15, 1998, contracts entered into in connection with energy trading activities should be marked to market, with gains and losses (unrealized and realized) included in earnings (EITF No. 98-
10).

  DPL uses futures, options, and swap agreements to hedge firm commitments or anticipated transactions of energy commodities and also creates net open energy commodity positions. DPL used "hedge accounting" as subsequently described, to account for certain energy trading activities during 1996 to 1998. As discussed above, beginning January 1, 1999, EITF No. 98-10 requires mark to market accounting for energy trading contracts, including derivatives. DPL currently uses derivatives mainly in conjunction with energy trading activities.

  Under hedge accounting, a derivative, at its inception and on an ongoing basis, is expected to substantially offset adverse price movements in the firm commitment or anticipated transaction that it is hedging. Gains and losses related to qualifying hedges are deferred and are recognized in income when the underlying transaction occurs. If subsequent to being hedged, underlying transactions are no longer likely to occur or the hedge is no longer effective, the related derivatives gains or losses are recognized currently in earnings. Gains and losses on derivatives that do not qualify for hedge accounting are recognized currently in revenues.

  Premiums paid for options are included as current assets in the consolidated balance sheet until they are exercised or expire. Margin requirements for futures contracts are also recorded as current assets. Under hedge accounting, unrealized gains and losses on all futures contracts are deferred on the consolidated balance sheet as either current assets or deferred credits. The cash flows from derivatives are included in the cash flows from operations section of the cash flow statement.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective in the first quarter of fiscal years beginning after June 15, 1999, unless early adoption is elected. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as assets or liabilities in the balance sheet and be measured at fair value. Under specified conditions, a derivative may be designated as a hedge. The change in the fair value of derivatives, which are not designated as hedges, is recognized in earnings. For derivatives designated as hedges of changes in the fair value of an asset or liability, or as a hedge of exposure to variable cash flows of a forecasted transaction, earnings are affected to the extent the hedge does not match offsetting changes in the hedged item.

  DPL currently cannot determine the effect that SFAS No. 133 will have on its financial statements. However, the adoption of EITF 98-10 prior to the implementation of SFAS No. 133 is expected to reduce the impact of SFAS No. 133.

 Depreciation Expense

  The annual provision for depreciation on utility property is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property retired including removal costs less salvage and other recoveries. The relationship of the annual provision for depreciation for financial accounting purposes to average depreciable property was 3.6% for 1998, 3.7% for 1997, and 3.6% for 1996. Depreciation expense includes a provision for DPL's share of the estimated cost of decommissioning nuclear power plant reactors based on amounts billed to customers for such costs. Refer to Note 8 to the Consolidated Financial Statements for additional information on nuclear decommissioning.

                        DELMARVA POWER & LIGHT COMPANY

  Nonutility property is generally depreciated on a straight-line basis over the useful lives of the assets.

 Income Taxes

  The consolidated financial statements include two categories of income taxes--current and deferred. Current income taxes represent the amounts of tax expected to be reported on DPL's federal and state income tax returns. Deferred income taxes are discussed below.

  Deferred income tax assets and liabilities represent the tax effects of temporary differences between the financial statement and tax bases of existing assets and liabilities and are measured using presently enacted tax rates. The portion of DPL's deferred tax liability applicable to utility operations that has not been recovered from utility customers represents income taxes recoverable in the future and is shown on the Consolidated Balance Sheets as "Deferred recoverable income taxes." Deferred recoverable income taxes were $82.2 million and $88.7 million as of December 31, 1998, and 1997, respectively.

  Deferred income tax expense represents the net change during the reporting period in the net deferred tax liability and deferred recoverable income taxes.

  Investment tax credits from utility plant purchased in prior years are reported on the Consolidated Balance Sheets as "Deferred investment tax credits." These investment tax credits are being amortized to income over the useful lives of the related utility plant.

 Debt Refinancing Costs

  Costs of refinancing debt are deferred and amortized over the period during which the refinancing costs are recovered in utility rates.

 Interest Expense

  The amortization of debt discount, premium, and expense, including refinancing expenses, is included in interest expense.

 Utility Plant and Allowance for Funds Used During Construction

  Utility plant is stated at original cost, including property additions. Generally, utility plant is subject to a First Mortgage lien. Allowance for Funds Used During Construction (AFUDC) is included in the cost of utility plant and represents the cost of borrowed and equity funds used to finance construction of new utility facilities. In the Consolidated Statements of Income, the borrowed funds component of AFUDC is reported as a reduction of interest expense and the equity funds component of AFUDC is reported as other income. AFUDC was capitalized on utility plant construction at the rates of 8.9% in 1998, 7.5% in 1997, and 6.7% in 1996.

 Cash Equivalents

  In the consolidated financial statements, DPL considers highly liquid marketable securities and debt instruments purchased with a maturity of three months or less to be cash equivalents.

 Funds Held By Trustee

  Funds held by trustee are stated at fair market value and primarily include deposits in DPL's external nuclear decommissioning trusts and unexpended, restricted, tax-exempt bond proceeds.

                        DELMARVA POWER & LIGHT COMPANY

 Goodwill

  DPL amortizes goodwill arising from business acquisitions over the shorter of the estimated useful life or 40 years.

2. Supplemental Cash Flow Information

  In conjunction with the Merger, ownership of DPL's former nonutility subsidiaries was transferred to Conectiv. The assets held by the subsidiaries transferred were primarily leveraged leases, nonutility property, and goodwill. The common stockholder's equity of these nonutility subsidiaries was $123.4 million as of the Merger.

Cash Paid During the Year

                                                         1998    1997    1996
                                                        ------- ------- -------
                                                        (Dollars in Thousands)
   Interest, net of capitalized amount................. $76,314 $73,211 $67,596
   Income taxes, net of refunds........................ $62,351 $53,550 $56,582

3. Income Taxes

  DPL, as a subsidiary of Conectiv, is included in the consolidated federal income tax return of Conectiv. Income taxes are allocated to DPL based upon its taxable income or loss, determined on a separate return basis.

Components of Consolidated Income Tax Expense

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                      (Dollars in Thousands)
   Federal:Current................................... $57,533  $58,737  $40,953
       Deferred......................................   4,485    6,589   26,131
   State:Current.....................................  11,504    8,810    6,729
       Deferred......................................   1,314      579    7,087
   Investment tax credit adjustments, net............  (2,560)  (2,560)  (2,560)
                                                      -------  -------  -------
                                                      $72,276  $72,155  $78,340
                                                      =======  =======  =======

Reconciliation of Effective Income Tax Rate

  The amount computed by multiplying income before tax by the federal statutory rate is reconciled below to the total income tax expense.

                                            1998           1997          1996
                                        -------------  ------------  ------------
                                        Amount   Rate  Amount  Rate  Amount  Rate
                                        -------  ----  ------- ----  ------- ----
                                                (Dollars in Thousands)
   Statutory federal income tax
    expense...........................  $64,640   35%  $62,252  35%  $68,084  35%
   Increase due to state income taxes,
    net of federal tax benefit........    8,330    4     6,102   4     8,980   5
   Other, net.........................     (694)         3,801   2     1,276 --
                                        -------  ---   ------- ---   ------- ---
     Total income tax expense.........  $72,276   39%  $72,155  41%  $78,340  40%
                                        =======  ===   ======= ===   ======= ===

                        DELMARVA POWER & LIGHT COMPANY

Components of Deferred Income Taxes

  The tax effects of temporary differences that give rise to DPL's net deferred tax liability are shown below.

                                                          1998         1997
                                                       -----------  -----------
                                                       (Dollars in Thousands)
Deferred tax liabilities
 Plant basis differences.............................. $   396,543  $   409,861
 Leveraged leases.....................................         --        38,288
 Deferred recoverable income taxes....................      36,504       41,061
 Deferred energy costs................................      (5,459)       7,054
 Other................................................      71,756       81,482
                                                       -----------  -----------
 Total deferred tax liabilities.......................     499,344      577,746
                                                       -----------  -----------
Deferred tax assets
 Deferred investment tax credits......................      13,745       14,815
 Other................................................      36,860       70,915
                                                       -----------  -----------
 Total deferred tax assets............................      50,605       85,730
                                                       -----------  -----------
Total deferred taxes, net............................. $   448,739  $   492,016
                                                       ===========  ===========

  Valuation allowances for deferred tax assets were not material as of December 31, 1998 and 1997.

4. Merger with Atlantic

  On March 1, 1998, DPL and ACE became wholly-owned subsidiaries of Conectiv. Before the Merger, Atlantic owned ACE, an electric utility serving the southern one-third of New Jersey, and nonutility subsidiaries. As a result of the Merger, Atlantic no longer exists and Conectiv owns, (directly or indirectly), DPL, ACE and nonutility subsidiaries formerly held separately by DPL and Atlantic. Conectiv holds the common stock of DPL and is a registered holding company under the Public Utility Holding Company Act of 1935.

  In connection with the Merger, each outstanding share of DPL's common stock, par value $2.25 per share, was exchanged for one share of Conectiv's common stock, par value $0.01 per share. Also, DPL's Board of Directors declared that a dividend consisting of the common stock of its nonutility subsidiaries be paid to Conectiv. These nonutility subsidiaries had common stockholder's equity of $123.4 million as of February 28, 1998 and net losses of $3.5 million for January 1 to February 28, 1998.

  DPL recorded a $27.4 million charge ($16.6 million after taxes) in 1998 for costs of employee separation programs utilized to reduce the workforce by 421 employees and other Merger-related costs. The charge to expense was reduced by a net $45.5 million gain from curtailment and settlements of pension and postretirement health care benefits. Of the $27.4 million of costs discussed above, $21.2 million had been paid as of December 31, 1998, $3.7 million will not require the use of operating funds, and $2.5 million remains to be paid from operating funds.

5. Sale of Pine Grove Landfill and Waste Hauling Companies

  In the fourth quarter 1997, a subsidiary of DPL sold the Pine Grove Landfill and its related waste-hauling company. The subsidiaries which were sold had a net book value of approximately $11.3 million and reported revenues in 1997 of approximately $12.7 million. Pre-tax proceeds received from the sale were $34.2 million ($33.4 million net of cash sold), resulting in a pre-tax gain of $22.9 million ($13.7 million after income taxes).

                        DELMARVA POWER & LIGHT COMPANY

6. Rate Matters

 Merger Rate Decrease

  DPL is sharing a portion of the net cost savings expected to result from the Merger with its customers through reduced electric and gas retail customer base rates. DPL's total Merger-related base rate decrease of $13.0 million is being phased-in as follows: (1) $11.5 million effective March 1, 1998, (2) $1.1 million effective March 1, 1999, and (3) $0.4 million effective March 1, 2000.

 Electric Utility Industry Restructuring

  As discussed below, restructuring of the electric utility industry is underway in Delaware, Maryland, and Virginia. Generally with restructuring, the supply component of the price charged to a customer for electricity will be deregulated, and electric suppliers would compete to supply electricity to customers. Customers will continue to pay the local utility a regulated price for the delivery of the electricity over the transmission and distribution system.

  Stranded costs are costs which may not be recoverable in a competitive energy supply market due to lower prices or customers choosing a different supplier. Stranded costs generally include above-market costs associated with generation facilities or long-term purchased power agreements, and regulatory assets.

  When a specific plan that deregulates electricity supply becomes final, DPL would cease applying SFAS No. 71 to its electricity supply business in the regulatory jurisdiction to which the plan applies. To the extent that a deregulation transition plan provides for recovery of stranded costs through cash flows from the regulated transmission and distribution business, the stranded costs would continue to be recognized as assets under SFAS No. 71. Any stranded costs (including regulatory assets) for which cost recovery is not provided would be expensed.

  The amount of stranded costs ultimately recovered from utility customers, if any, and the full impact of legislation deregulating the electric utility industry in Delaware, Maryland and Virginia cannot be predicted. Also, the quantification of stranded costs under existing generally accepted accounting principles (GAAP) differs from methods used in regulatory filings. Among other differences, GAAP precludes recognition of the gains on plants (or purchased power contracts) not impaired, but requires write down of the plants that are impaired. Due to these considerations, market conditions, timing and other factors, DPL currently cannot predict the ultimate effects that electric utility industry deregulation may have on its financial statements, although deregulation may have a material adverse effect on DPL's results of operations.

 Delaware

  The Alliance for Fair Electric Competition Today, which includes DPL, worked with Delaware executive branch representatives and representatives of DPSC Staff to develop consensus restructuring legislation. House Bill No. 10, with several amendments, passed the Delaware House of Representatives, and the Delaware Senate. The Governor of Delaware is expected to sign the legislation.

  House Bill No. 10 would allow DPL's Delaware customers to choose their electricity suppliers beginning on October 1, 1999 (for customers with peak demands of 1,000 kilowatts or more), January 15, 2000 (for customers with peak demands of 300 kilowatts or more), and 18 months after the legislation is enacted (for all other customers). House Bill No. 10 also provides for a residential rate reduction of 7.5% beginning October 1, 1999. Thereafter, except for a deferred fuel balance "true-up" and increases for extraordinary costs, residential rates may not be changed for four years; rates for customers in commercial and industrial rate classes may not be changed for three years. Under House Bill No. 10, certain low-income energy assistance and environmental programs are funded at an annual level of about $1.6 million by a charge in electric rates.

                        DELMARVA POWER & LIGHT COMPANY

  Among other matters, unbundled rates to be charged by DPL during these "rate freeze" periods have been agreed upon by a number of participants in the restructuring plan proceeding contemplated by House Bill No. 10. Included within the agreement on unbundled rates, DPL would recover $16 million (Delaware retail basis) of stranded costs, and electric rates would not be changed in the event DPL sells or transfers generating assets.

 Maryland

  In 1997, the MPSC issued two orders which provide for retail electric competition to begin July 3, 2000, and be phased-in over a three-year period (one-third of the customers per year). Enabling legislation and resolution of complex issues such as stranded costs and utility taxation will be necessary for implementation of retail competition in Maryland.

  On July 1, 1998, DPL filed with the MPSC its quantification of stranded costs and computation of unbundled rates, which are being considered in Case No. 8795. The MPSC is expected to issue its order on DPL's stranded cost recovery and unbundled rates by October 1, 1999. DPL estimated stranded costs to be $217 million on a DPL system-wide basis ($69 million Maryland retail portion), including $123 million attributable to generating units, $54 million associated with purchased power contracts, $21 million related to fuel inventory financing costs, and $19 million of regulatory assets. DPL proposed full recovery of the Maryland portion of the stranded costs over a three-year period, starting with the commencement of retail competition on July 3, 2000.

  The MPSC Staff and other parties contend that the market value of DPL's generating assets exceeds their book value and thus that DPL has negative stranded costs, or so-called "stranded benefits." Proposals for rate reductions based on a sharing of these alleged benefits and other factors have been submitted to the MPSC in Case No. 8795. The proposed rate reductions vary widely, from 3% up to levels which, if adopted, would have a material adverse impact on DPL's results of operations.

  Maryland's electric utilities, including DPL, continue to meet with the MPSC Staff and others to develop consensus enabling restructuring and related tax legislation for possible passage in the 1999 legislative session.

 Virginia

  Comprehensive electric utility restructuring legislation has been introduced in the Virginia General Assembly. Senate Bill No. 1269 and identical House Bill No. 2615, introduced on January 21, 1999, were drafted by a joint House-Senate study committee created in 1996 to consider restructuring issues. Significant provisions of these Bills provide for:

  .  Phase-in of retail electric competition beginning January 1, 2002

  . Rates in effect on January 1, 2001 to become "capped rates" to continue in effect through July 1, 2007, except for adjustments for changes in fuel costs and state tax rates

  . Customers choosing an electricity supplier other than their incumbent utility continue to pay capped transmission and distribution rates but, instead of the capped generation rate, they would pay a "wires" charge which would be the difference between the capped generation rate and projected market prices for electricity

  . Just and reasonable net stranded costs are to be recovered through capped rates and wires charges during the period January 1, 2001 through July 1, 2007

7. Energy Hedging and Trading Activities

  DPL actively participates in the wholesale energy markets to support its wholesale utility and competitive retail marketing activities. DPL engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas and electricity). Some

                        DELMARVA POWER & LIGHT COMPANY
hedging activities are conducted using energy derivatives. The remainder of DPL's hedging activity is conducted by backing physical transactions with offsetting physical positions. The hedging objectives include the assurance of stable and known minimum cash flows and the fixing of favorable prices and margins when they become available. DPL also engages in energy commodity trading and arbitrage activities, which expose DPL to commodity market risk when, at times, DPL creates net open energy commodity positions or allows net open positions to continue. To the extent that DPL has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels.

  DPL utilizes futures, options, and swap agreements to manage risk. Futures help manage commodity price risk by fixing purchase or sales prices. Options provide a floor or ceiling on future purchases or sales prices while allowing DPL to benefit from favorable price movements. Swaps are structured to provide the same risk protection as futures and options. Basis swaps are used to manage risk by fixing the basis differential that exists between a delivery location index and the commodity futures price.

  Exposed commodity positions may be "long" or "short." A long position indicates that DPL has an excess of the commodity available for sale. A short position means DPL will have to obtain additional commodity to fulfill its sales requirements. A "delta" position is the conversion of an option into futures contract equivalents. The option delta is dependent upon the strike price, volatility, current market price and time-value of the option.

 Natural Gas Activities

  At December 31, 1998, there were 1,314 (2,697 long, 1,383 short) net open futures contracts, representing a notional quantity of 13.1 billion cubic feet
(Bcf) through February of 2001. In addition, DPL had a net long commodity swap position equivalent to 459 futures contracts (4.6 Bcf) and a net long basis swap position equivalent to 531 futures contracts (5.3 Bcf).

  DPL entered into 1,474 of the net long open futures contracts in order to hedge the gas marketing activities of various business units. Other gas commodity hedges at December 31, 1998 included a net long commodity swap position equivalent to 262 futures contracts and a net long basis swap position equivalent to 471 futures contracts. During the year ended December 31, 1998, $4.0 million of losses were recognized on the settlement of natural gas futures, swaps and options hedging contracts for the unregulated business units. These losses were offset by gains on the physical commodity transactions being hedged. A total of $8.6 million of unrealized losses were deferred in the Consolidated Balance Sheet as of December 31, 1998. These losses are offset by gains on the physical commodity being hedged.

  During the year ended December 31, 1998, a trading gain of $0.2 million was realized on natural gas financial derivative activities that were not classified as hedges. Unrealized gains in forward gas trading positions (physical and financial) totaled $0.8 million at December 31, 1998.

  The annual average unrealized loss on trading activities, based on month-end averages, was $0.1 million.

  At December 31, 1997, there were 220 open futures contracts and 30 open options contracts to purchase natural gas, representing a notional quantity of
2.5 Bcf through October of 1999 and 60 open options contracts, to sell natural gas, representing a notional quantity of 0.6 Bcf through July of 1998. A total of $0.5 million of unrealized losses were deferred in the Consolidated Balance Sheet as of December 31, 1997.

 Electricity Activities

  At December 31, 1998, DPL had a total short exposure of 102,400 megawatt-hours (MWH) (84,700 on peak, 17,700 off-peak) through December 1999. The overall position included a long option delta exposure of 2,300 MWH. The remaining exposure was comprised of forward contracts.

                        DELMARVA POWER & LIGHT COMPANY

  During the year ended December 31, 1998, a net-gain of $0.1 million was recognized on the settlement of electric hedging options and swaps. This gain was offset by losses on the physical commodity transactions being hedged. A total of $0.3 million of unrealized losses were deferred in the Consolidated Balance Sheet as of December 31, 1998. During the year ended December 31, 1998 realized gains of $10.2 million were recorded on power trading activities (physical and financial) not classified as hedges. At December 31, 1998 unrealized gains on power trading activities amounted to $1.2 million. The annual average unrealized gain on trading activities, based on month-end averages, was $1.3 million.

  At December 31, 1997, there was one swap contract to sell electricity, representing a notional quantity of 68,000 MWH, through August of 1998. A total of $0.2 million of unrealized losses were deferred on the Consolidated Balance Sheet as of December 31, 1997.

Credit Exposure

  Counterparties to its various hedging and trading contracts expose DPL to credit losses in the event of nonperformance. Management has evaluated such risk and implemented credit checks and has established reserves for credit losses. A large portion of the hedging and trading activities are conducted on national exchanges backed by exchange clearinghouses. Management believes that the overall business risk is minimized as a result of these procedures.

8. Nuclear Decommissioning

  DPL records a liability for its share of the estimated cost of decommissioning the Peach Bottom and Salem nuclear reactors over the remaining lives of the plants based on amounts collected in rates charged to electric customers. For utility rate-setting purposes, DPL estimates its share of future nuclear decommissioning costs ($157 million) based on Nuclear Regulatory Commission (NRC) regulations concerning the minimum financial assurance amount for nuclear decommissioning.

  DPL's accrued nuclear decommissioning liability, which is reflected in the accumulated reserve for depreciation, was $69.5 million as of December 31, 1998. The provision reflected in depreciation expense for nuclear decommissioning was $4.2 million in 1998, $4.2 million in 1997, and $4.2 million in 1996. External trust funds established by DPL for the purpose of funding nuclear decommissioning costs had an aggregate book balance (stated at fair market value) of $57.7 million as of December 31, 1998.

  Earnings on the trust funds are recorded as an increase to the accrued nuclear decommissioning liability, which, in effect, reduces the expense recorded for nuclear decommissioning.

  The ultimate cost of nuclear decommissioning for the Peach Bottom and Salem reactors may exceed the current estimates which are updated periodically.

  The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including DPL, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In February 1996, the FASB issued the Exposure Draft, "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which proposed changes in the accounting for closure and removal costs of long-lived assets, including the recognition, measurement, and classification of decommissioning costs for nuclear generating stations. If the proposed changes were adopted: (1) annual provisions for decommissioning would increase, (2) the estimated cost for decommissioning would be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts would be reported as investment income rather than as a reduction of decommissioning expense. The FASB is expected to issue a revised Exposure Draft in the second quarter of 1999.

                        DELMARVA POWER & LIGHT COMPANY

9. Jointly Owned Plant

  DPL's Consolidated Balance Sheets include its proportionate share of assets and liabilities related to jointly owned plant. DPL's share of operating and maintenance expenses of the jointly owned plant is included in the corresponding expenses in the Consolidated Statements of Income. DPL is responsible for providing its share of financing for the jointly-owned facilities.

  Information with respect to DPL's share of jointly owned plant as of December 31, 1998 was as follows:

                                    Megawatt                        Construction
                         Ownership Capability Plant in Accumulated    Work in
                           Share     Owned    Service  Depreciation   Progress
                         --------- ---------- -------- ------------ ------------
                                         (Dollars in Thousands)
Nuclear
  Peach Bottom..........     7.51%   164 MW   $136,044   $ 63,040*    $13,950
  Salem.................     7.41%   164 MW    247,095     89,025*      5,050
Coal-Fired
  Keystone..............     3.70%    63 MW     20,781      9,245          18
  Conemaugh.............     3.72%    63 MW     33,207     11,710         245
Transmission
 Facilities.............  Various                4,567      2,407         --
Other Facilities........  Various                2,159        295       4,340
                                              --------   --------     -------
Total...................                      $443,853   $175,722     $23,603
                                              ========   ========     =======
--------

* Excludes nuclear decommissioning reserve.

10. Regulatory Assets

  In conformity with generally accepted accounting principles, DPL's accounting policies reflect the financial effects of rate regulation and decisions issued by regulatory commissions having jurisdiction over DPL's utility business. In accordance with the provisions of SFAS No. 71, DPL defers expense recognition of certain costs and records an asset, a result of the effects of rate regulation. Except for deferred energy costs, which are classified as a current asset or liability, these "regulatory assets" are included on DPL's Consolidated Balance Sheets under "Deferred Charges and Other Assets." The costs of these assets are either being recovered or are probable of being recovered through customer rates. Generally, the costs of these assets are recognized in operating expenses over the period the cost is recovered from customers. See Note 6 to the Consolidated Financial Statements for information about the impact of electric utility restructuring on the accounting for regulatory assets.

  DPL's regulatory assets and liabilities as of December 31, 1998 and 1997 are shown in the following table:

                                                           1998        1997
                                                        ----------  ----------
                                                        (Dollars in millions)
Deferred energy costs.................................. $     (0.4) $     18.0
Deferred debt refinancing costs........................       16.2        18.8
Deferred recoverable income taxes......................       82.2        88.7
Deferred recoverable plant costs.......................        7.6         7.8
Deferred costs for nuclear
 decontamination/decommissioning.......................        5.7         6.3
Deferred demand-side management costs..................        5.6         6.2
Other..................................................        2.2         1.9
                                                        ----------  ----------
Total.................................................. $    119.1  $    147.7
                                                        ==========  ==========

                        DELMARVA POWER & LIGHT COMPANY

  Deferred Energy Costs: Represents the difference between fuel revenues and actual fuel costs incurred. The deferred balance is generally recovered from or returned to utility customers within one year.

  Deferred Debt Refinancing Costs: Represents the costs of refinancing debt of the utility business which are deferred and amortized over the period recovered in customer rates, which is generally the life of the new debt.

  Deferred Recoverable Income Taxes: Represents the portion of DPL's deferred tax liability applicable to utility operations that has not been recovered from utility customers and is recoverable in the future. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized.

  Deferred Recoverable Plant Costs: Represents utility plant construction costs excluded from plant in-service which are being recovered over 21 remaining years.

  Deferred Costs for Nuclear Decontamination/Decommissioning: Represents amounts being recovered through fuel adjustment clause revenues for DPL's liability under the Energy Policy Act of 1992 for clean-up of gaseous diffusion enrichment facilities of the U.S. government.

  Deferred Demand-Side Management Costs: Represents deferred costs of programs that allow DPL to reduce the peak demand for power. These costs are being recovered over 5 years.

11. Common Stock

  The public holders of DPL's common stock prior to the Merger exchanged each share of DPL's common stock for one share of Conectiv common stock. Effective with the Merger, Conectiv owns all 1,000 outstanding shares of DPL's common stock ($2.25 par value per share). See Note 4 to the Consolidated Financial Statements for additional information concerning the Merger. Also see the Statement of Changes in Common Stockholder's Equity for information about changes in common stock during 1998, 1997, and 1996.

  DPL's certificate of incorporation requires payment of all preferred dividends in arrears (if any) prior to payment of common dividends to Conectiv.

12. Cumulative Preferred Stock

  DPL has $1, $25 and $100 par value per share preferred stock for which 10,000,000, 3,000,000 and 1,800,000 shares are authorized, respectively. No shares of the $1 par value per share preferred stock are outstanding. Shares outstanding for each series of the $25 and $100 par value per share preferred stock are listed below. Redemptions of preferred stock in 1996 are discussed in Note 13 to the Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY

                                           Shares
                                         Outstanding           Amount
                                       --------------- -----------------------
                            Current
                           Redemption
Series                       Price      1998    1997      1998        1997
------                     ----------  ------- ------- ----------- -----------
                                                       (Dollars in Thousands)
$25 per share par value 7
 3/4%.....................        (1)  316,500 316,500 $     7,913 $     7,913
$100 per share par value
  3.70%-5%................ $103-$105   181,698 181,698      18,170      18,170
  6 3/4%..................        (2)   35,000  35,000       3,500       3,500
  Adjustable rate(3)......      $100   151,200 151,200      15,120      15,120
  Auction rate(4).........      $100   450,000 450,000      45,000      45,000
                                                       ----------- -----------
                                                       $    89,703 $    89,703
                                                       =========== ===========

--------
(1) Redeemable beginning September 30, 2002, at $25 per share.
(2) Redeemable beginning November 1, 2003, at $100 per share.
(3) Average dividend rates were 5.5 % during 1998 and 1997.
(4) Average dividend rates were 4.2 % during 1998 and 1997.

13. DPL Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely DPL Debentures

  A wholly owned subsidiary trust (Delmarva Power Financing I) was established in 1996 as a financing subsidiary of DPL for the purposes of issuing common and preferred trust securities and holding 8.125% Junior Subordinated Debentures (the Debentures). The Debentures held by the trust are its only assets. The trust uses interest payments received on the Debentures it holds to make cash distributions on the trust securities. The combination of the obligations of DPL pursuant to the Debentures, and DPL's guarantee of distributions with respect to trust securities, to the extent the trust has funds available therefor, constitute a full and unconditional guarantee by DPL of the obligations of the trust under the trust securities the trust has issued. DPL is the owner of all of the common securities of the trust, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trust.

  In October 1996, the trust issued $70 million in aggregate liquidation amount of 8.125% Cumulative Trust Preferred Capital Securities (representing 2,800,000 preferred securities at $25 per security). At the same time, $72.165 million in aggregate principal amount of 8.125% Junior Subordinated Debentures, Series I, due 2036 were issued to the trust. For consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures are subject to redemption, in whole or in part at the option of DPL, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events.

  In October 1996, DPL used part of the proceeds received from the trust to purchase and retire $32.1 million of its $25 par value, 7.75% series preferred stock, and $31.3 million of various series of its $100 par value preferred stock which had an average dividend rate of 5.68%. In December 1996, DPL redeemed its entire 7.52% preferred stock series which had a total par value of $15.0 million.

                        DELMARVA POWER & LIGHT COMPANY

14. Debt

  Substantially all utility plant of DPL is subject to the lien of the Mortgage and Deed of Trust collateralizing DPL's First Mortgage Bonds.

  DPL funds its interim financing requirements by issuing commercial paper and borrowing against bank credit lines (at December 31, 1998, total borrowing capacity under these facilities was $225 million, and $203.3 million was available for borrowing). The weighted average interest rates on short-term debt outstanding as of December 31, 1998 and 1997 were 5.2% and 6.6%, respectively.

  Maturities of long-term debt and sinking fund requirements during the next five years are as follows: 1999--$31.3 million; 2000--$1.5 million; 2001--$2.3 million; 2002--$48.1 million; 2003--$92.3 million.

  In December 1998, DPL redeemed $6.0 million of 5.75% Pollution Control Bonds at maturity.

  In June 1998, DPL repaid at maturity $25.0 million of 5.69% Medium-Term Notes and $1.0 million of 6.95% Amortizing First Mortgage Bonds.

  In January 1998, DPL issued $33.0 million of 6.81% unsecured Medium-Term Notes which mature in 20 years. DPL used $25.4 million of the proceeds to refinance short-term debt. In recognition of this refinancing $25.4 million of short-term debt was reclassified to long-term debt on the Consolidated Balance Sheet as of December 31, 1997.

  In the fourth quarter of 1997, DPL issued $42.0 million of unsecured Medium-Term Notes with maturities of 5 to 9 years and interest rates of 6.6% to 6.8%. The proceeds were used to refinance short-term debt.

  In September 1997, DPL redeemed $25.0 million of 6 3/8% First Mortgage Bonds at maturity through the issuance of short-term debt.

  In February 1997, DPL issued $124.2 million of unsecured Medium-Term Notes with maturities of 10 to 30 years and interest rates of 7.06% to 7.72%. The proceeds were used to refinance short-term debt.

                        DELMARVA POWER & LIGHT COMPANY

  Long-term debt outstanding as of December 31, 1998 and 1997 is presented below:

                            Interest Rates    Due          1998        1997
                            -------------- ---------    ----------  ----------
                                        (Dollars in Thousands)
First Mortgage Bonds                6.95%       2002    $   30,000  $   30,000
                                    6.40%       2003        90,000      90,000
                              7.15%-8.15%  2011-2015       115,500     115,500
                              5.90%-7.60%  2017-2021       163,200     163,200
                              6.85%-8.50%  2022-2025       165,000     165,000
                                    6.05%       2032        15,000      15,000
Amortizing First Mortgage
 Bonds                              6.95%  1998-2008        24,149      25,103
                             -----------   ---------    ----------  ----------
Total First Mortgage Bonds                                 602,849     603,803

Pollution Control Notes:
  Series 1973                       5.75%       1998           --        6,000
  Series 1976                7.125%-7.25%  1999-2006         2,800       2,900

Medium-Term Notes:                  5.69%       1998           --       25,000
                                    7.50%       1999        30,000      30,000
                              6.59%-9.29%       2002        16,000      16,000
                                    8.30%       2004        35,000      35,000
                                    6.94%       2005        10,000      10,000
                                    6.84%       2006        20,000      20,000
                             7.06%-8.125%       2007        91,500      91,500
                              7.54%-7.62%       2017        40,700      40,700
                                    6.81%       2018        33,000      25,430
                              7.61%-9.95%  2019-2021        73,000      73,000
                                    7.72%       2027        30,000      30,000
Other Obligations:            6.00%-9.50%           (1)        --          232
                                    8.00%           (1)        --        3,660
                                    9.65%           (1)        --        5,354
Unamortized premium and
 discount, net                                              (1,651)     (1,589)
Current maturities of
 long-term debt                                            (31,287)    (33,318)
                                                        ----------  ----------
Total long-term debt                                       951,911     983,672
Variable Rate Demand Bonds
 (2)                                                        71,500      71,500
                                                        ----------  ----------
Total long-term debt and
 Variable Rate Demand
 Bonds                                                  $1,023,411  $1,055,172
                                                        ==========  ==========

--------
(1) Debt of former subsidiaries which was transferred to Conectiv in the Merger.
(2) DPL's debt obligations included Variable Rate Demand Bonds (VRDB) in the amount of $71.5 million as of December 31, 1998 and 1997. The VRDB are classified as current liabilities because the VRDB are due on demand by the bondholder. However, bonds submitted to DPL for purchase are remarketed by a remarketing agent on a best efforts basis. DPL expects that bonds submitted for purchase will continue to be remarketed successfully due to DPL's credit worthiness and the bonds' interest rates being set at market. DPL also may utilize one of the fixed rate/fixed term conversion options of the bonds. Thus, DPL considers the VRDB to be a source of long-term financing. The $71.5 million balance of VRDB outstanding as of December 31, 1998, matures in 2017 ($26.0 million), 2028 ($15.5 million), and 2029 ($30.0 million). Average annual interest rates on the VRDB were 3.5% in 1998 and 3.8% in 1997.

                        DELMARVA POWER & LIGHT COMPANY

15. Fair Value of Financial Instruments

  The year-end fair values of certain financial instruments are listed below. The fair values were based on quoted market prices of DPL's securities or securities with similar characteristics.

                                              1998                1997
                                       ------------------- -------------------
                                       Carrying    Fair    Carrying    Fair
                                        Amount    Value     Amount    Value
                                       -------- ---------- -------- ----------
                                               (Dollars in Thousands)
Funds held by trustee................. $ 60,208 $   60,208 $ 48,086 $   48,086
DBL Obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely DPL
 Debentures........................... $ 70,000 $   71,764 $ 70,000 $   72,464
Long-Term Debt........................ $951,911 $1,041,895 $983,672 $1,053,810

16. Commitments

  DPL's expected capital and acquisition expenditures are estimated to be approximately $138 million in 1999.

  As of December 31, 1998, DPL's commitments under long-term purchased power contracts included 237 megawatts (MW) of capacity and 100 MW of energy. Historical information is presented below for these contracts and a 48 MW capacity contract which was suspended in October 1996.

                                                            1998   1997   1996
                                                            -----  -----  -----
Percent of system capacity.................................   6.7%   6.4%   6.4%
Percent of energy output...................................  18.5%  12.1%  10.6%
Capacity charges ($ in millions)........................... $38.8  $28.5  $32.1
Energy charges ($ in millions)............................. $57.7  $38.1  $32.5

  Based on existing contacts as of December 31, 1998, DPL's future commitments for capacity and energy under long-term purchased power contracts are estimated to be $84.2 million in 1999; $91.1 million in 2000; $94.1 million in 2001; $97.7 million in 2002, and $99.3 million in 2003. Due to the uncertainties surrounding restructuring of the electric utility industry, DPL has not forecasted its long-term purchased power commitments beyond 2003.

  DPL's share of nuclear fuel at Peach Bottom and Salem is financed through a nuclear fuel energy contract, which is accounted for as a capital lease. Payments under the contract are based on the quantity of nuclear fuel burned by the plants. DPL's obligation under the contract is generally the net book value of the nuclear fuel financed, which was $28.3 million as of December 31, 1998.

  DPL leases an 11.9% interest in the Merrill Creek Reservoir. The lease is considered an operating lease and payments over the remaining lease term, which ends in 2032, are $150.5 million in aggregate. DPL also has long-term leases for certain other facilities and equipment. Minimum commitments as of December 31, 1998 under the Merrill Creek Reservoir lease and all other noncancelable lease agreements (excluding payments under the nuclear fuel energy contract which cannot be reasonably estimated) are as follows: 1999-- $6.2 million; 2000--$5.1 million; 2001--$5.2 million; 2002--$4.5 million;
2003--$6.5 million; after 2003--$131.2 million; total--$158.7 million.
Approximately 95% of the minimum lease commitments shown above are payments due under the Merrill Creek Reservoir lease.

                        DELMARVA POWER & LIGHT COMPANY

Rentals Charged To Operating Expenses

  The following amounts were charged to operating expenses for rental payments under both capital and operating leases.

                                                         1998    1997    1996
                                                        ------- ------- -------
                                                        (Dollars in Thousands)
Interest on capital leases............................. $ 1,467 $ 1,548 $ 1,628
Amortization of capital leases.........................   9,838   6,499   5,653
Operating leases.......................................  13,190  11,590  13,795
                                                        ------- ------- -------
                                                        $24,495 $19,637 $21,076
                                                        ======= ======= =======

17. Pension and Other Postretirement Benefits

                                                             1998  1997  1996
                                                             ----  ----  ----
Assumptions
Discount rates used to determine projected benefit
 obligation as of December 31............................... 6.75% 7.00% 7.50%
Expected long-term rates of return on assets................ 9.00% 9.00% 9.00%
Rates of increase in compensation levels.................... 4.50% 5.00% 5.00%
Health care cost trend rate on covered charges.............. 7.00% 7.50% 8.00%

  The health-care cost trend rate, or the expected rate of increase in health-care costs, is assumed to gradually decrease to 5.0% by 2002. Increasing the health-care cost trend rates of future years by one percentage point would increase the accumulated postretirement benefit obligation by $8.5 million and would increase annual aggregate service and interest costs by $0.5 million. Decreasing the health-care cost trend rates of future years by one percentage point would decrease the accumulated postretirement benefit obligation by $7.5 million and would decrease annual aggregate service and interest costs by $0.5 million.

  The following schedules reconcile the beginning and ending balances of the pension and other postretirement benefit obligations and related plan assets. Other postretirement benefits include medical benefits for retirees and their spouses and retiree life insurance.

Change in Benefit Obligation

                                                                  Other
                                                             Postretirement
                                         Pension Benefits       Benefits
                                        -------------------  ----------------
                                          1998       1997     1998     1997
                                        ---------  --------  -------  -------
                                              (Dollars in Thousands)
Benefit obligation at beginning of
 year.................................. $ 515,590  $450,640  $80,500  $73,841
Service cost...........................    12,635    12,779    2,185    2,393
Interest cost..........................    31,138    34,173    6,289    5,547
Plan participants' contributions.......       --        --       497      304
Plan amendments........................   (10,770)      --       --       --
Actuarial (gain) loss..................    45,884    40,492    3,960    4,781
Special termination benefits...........    47,764       --     1,412      --
Curtailment (gain) loss................    (6,373)      --        17      --
Settlement (gain) loss.................   (45,609)      --     6,457      --
Benefits paid..........................  (142,510)  (22,494)  (4,278)  (6,366)
                                        ---------  --------  -------  -------
Benefit obligation at end of year...... $ 447,749  $515,590  $97,039  $80,500
                                        =========  ========  =======  =======

                        DELMARVA POWER & LIGHT COMPANY

Change in Plan Assets

                                                                  Other
                                                             Postretirement
                                         Pension Benefits       Benefits
                                        -------------------  ----------------
                                          1998       1997     1998     1997
                                        ---------  --------  -------  -------
                                              (Dollars in Thousands)
Fair value of assets at beginning of
 year.................................. $ 771,257  $676,189  $48,591  $36,075
Actual return on plan assets...........   107,887   117,562    5,551    9,984
Employer contributions.................       --        --    14,598    8,594
Plan participant contributions.........       --        --       497      304
Benefits paid..........................  (142,510)  (22,494)  (4,278)  (6,366)
                                        ---------  --------  -------  -------
Fair value of assets at end of year.... $ 736,634  $771,257  $64,959  $48,591
                                        =========  ========  =======  =======

Reconciliation of Funded Status of the Plans

                                                                 Other
                                                            Postretirement
                                      Pension Benefits         Benefits
                                     --------------------  ------------------
                                       1998       1997       1998      1997
                                     ---------  ---------  --------  --------
                                            (Dollars in Thousands)
Funded status at end of year........ $ 288,885  $ 255,667  $(32,080) $(31,909)
Unrecognized net actuarial gain.....  (196,927)  (205,732)   (5,992)  (18,238)
Unrecognized prior service cost.....    12,204     26,945       248       317
Unrecognized net transition (asset)
 obligation.........................   (15,773)   (23,199)   43,787    54,259
                                     ---------  ---------  --------  --------
Net amount recognized at end of
 year............................... $  88,389  $  53,681  $  5,963  $  4,429
                                     =========  =========  ========  ========

  Based on fair values as of December 31, 1998, the pension plan assets were comprised of publicly traded equity securities ($493.5 million or 67%) and fixed income obligations ($243.1 million or 33%). Based on fair values as of December 31, 1998, the other postretirement benefit plan assets included equity securities ($43.4 million or 67%) and fixed income obligations ($21.6 million or 33%).

Components of Net Periodic Benefit Cost

                                                         Other Postretirement
                               Pension Benefits                Benefits
                          ----------------------------  -------------------------
                            1998      1997      1996     1998     1997     1996
                          --------  --------  --------  -------  -------  -------
                                        (Dollars in Thousands)
Service cost............  $ 12,635  $ 12,779  $ 13,172  $ 2,185  $ 2,393  $ 2,512
Interest cost...........    31,138    34,173    32,531    6,289    5,547    5,213
Expected return on
 assets.................   (64,247)  (60,020)  (54,485)  (4,000)  (2,580)  (1,722)
Amortization of:
  Transition obligation
   (asset)..............    (2,764)   (3,314)   (3,314)   3,244    3,617    3,617
  Prior service cost....     1,911     2,035     2,048       50       53       53
  Actuarial gain........    (9,163)   (7,814)   (4,573)    (566)    (712)    (500)
                          --------  --------  --------  -------  -------  -------
    Cost before items
     below..............  $(30,490) $(22,161) $(14,621) $ 7,202  $ 8,318  $ 9,173
Special termination
 benefits...............    47,764       --        --     1,412      --       --
Curtailment (gain)
 loss...................    (6,373)      --        --        17      --       --
Settlement (gain) loss..   (45,609)      --        --     6,457      --       --
                          --------  --------  --------  -------  -------  -------
  Total net periodic
   benefit cost.........  $(34,708) $(22,161) $(14,621) $15,088  $ 8,318  $ 9,173
                          ========  ========  ========  =======  =======  =======
Portion of net periodic
 benefit cost
 included in results of
 operations.............  $(26,996) $(16,621) $(10,966) $14,368  $ 6,239  $ 6,880
                          ========  ========  ========  =======  =======  =======

                        DELMARVA POWER & LIGHT COMPANY

  The special termination benefits and curtailment and settlement gains and losses shown in the preceeding table for 1998 resulted from Merger-related employee separation programs discussed in Note 4 to the Consolidated Financial Statements.

  Effective January 1, 1999, DPL's covered employees began participating in a "cash balance" pension plan adopted by Conectiv. Contributions, which vary based on the employee's age and years of service, are made to individual employee accounts provided for under the plan. The "cash balance" of each employee's account increases based on employer contributions and interest income credited to the accounts. The aggregate of the employee's accounts will be DPL's pension obligation.

  Conectiv maintains 401(k) savings plans for covered employees. Prior to the Merger, DPL provided 401(k) plans with benefit levels similar to the Conectiv 401(k) plans. Conectiv contributes to the plans, in the form of Conectiv stock, at varying levels up to $0.50 for each dollar contributed by covered employees, for up to 6% of employee base pay. The amount expensed for Conectiv's matching contributions was $2.7 million in 1998, $3.0 million in 1997, and $2.4 million in 1996.

18. Salem Nuclear Generating Station

  DPL owns 7.41% of Salem, which consists of two pressurized water nuclear reactors operated by Public Service Electric & Gas Company (PSE&G). Salem Units 1 and 2 were removed from operation by PSE&G in the second quarter of 1995 due to operational problems, and maintenance and safety concerns. After receiving NRC authorization, PSE&G returned Unit 2 to service on August 30, 1997, and returned Unit 1 to service on April 17, 1998. The net increase in fuel expenses due to unrecovered replacement power and other costs, net of the benefit of lawsuit settlement proceeds received in 1997 was $2.4 million in 1998, $3.1 million in 1997, and $10.1 million in 1996. The outages also caused increases in operation and maintenance costs of approximately $4 million in 1997 and $9 million in 1996.

  As previously reported, on February 27, 1996, the co-owners of Salem, including DPL, filed a complaint in the United States District Court for New Jersey against Westinghouse Electric Corporation (Westinghouse), the designer and manufacturer of the Salem steam generators. The complaint, which sought to recover from Westinghouse the costs associated with and resulting from the cracks discovered in Salem's steam generators and with replacing such steam generators, alleges violations of federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts, fraud, negligent misrepresentation and breach of contract. On November 4, 1998, the Court granted Westinghouse's motion for summary judgement with regard to the federal Racketeer Influenced and Corrupt Organizations Act claim, and dismissed the remaining state law claims without prejudice. On November 18, 1998, the co-owners re-filed their state law claims against Westinghouse in the Superior Court of New Jersey. The co-owners also filed an appeal of the District Court's dismissal with the United States Court of Appeals for the Third Circuit.

19. Contingencies

Environmental Matters

  DPL is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. DPL is currently a potentially responsible party at three federal superfund sites and is alleged to be a third-party contributor at three other federal superfund sites. DPL also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. In addition, on August 11, 1998, the Delaware Department of Natural Resources and Environmental Control notified DPL that it is a potentially responsible party liable for clean-up of the Wilmington Public Works Yard as a former owner of the property. There is $2 million included

                        DELMARVA POWER & LIGHT COMPANY
in DPL's current liabilities as of December 31, 1998 and 1997, for clean-up and other potential costs related to these sites. DPL does not expect such future costs to have a material effect on the financial position or results of their operations.

 Nuclear Insurance

  In conjunction with DPL's ownership interests in Peach Bottom and Salem, DPL could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), DPL could be assessed up to $26.3 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

  The co-owners of Peach Bottom and Salem maintain property insurance coverage of approximately $2.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. In addition, DPL is a member of an industry mutual insurance company, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. Under these coverages, DPL is subject to potential retrospective loss experience assessments of up to $4.0 million on an aggregate basis.

20. Quarterly Financial Information (unaudited)

  The quarterly data presented below reflect all adjustments necessary in the opinion of DPL for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations, differences between summer and winter rates, the timing of rate orders, and the scheduled downtime and maintenance of electric generating units.

                                                              Net     Applicable
Quarter                                Operating  Operating  Income   to Common
 Ended                                  Revenue    Income    (Loss)     Stock
-------                                ---------- --------- --------  ----------
                                                (Dollars in Thousands)
1998
March 31.............................. $  416,110 $ 13,089  $ (4,856)  $ (5,942)
June 30...............................    362,378   78,337    33,075     31,989
September 30..........................    598,888  129,076    66,737     65,650
December 31...........................    522,523   44,925    17,454     16,361
                                       ---------- --------  --------   --------
                                       $1,899,899 $265,427  $112,410   $108,058
                                       ========== ========  ========   ========
1997
March 31.............................. $  346,079 $ 63,150  $ 25,793   $ 24,578
June 30...............................    310,968   51,376    17,997     16,913
September 30..........................    400,502   85,509    39,411     38,319
December 31...........................    357,818   26,259    22,508     21,408
                                       ---------- --------  --------   --------
                                       $1,415,367 $226,294  $105,709   $101,218
                                       ========== ========  ========   ========

                        DELMARVA POWER & LIGHT COMPANY

  Employee separation programs for DPL employees and other Merger-related costs expensed in 1998 (as discussed in Note 4 to the Consolidated Financial Statements) had the effects shown below on 1998 quarterly operating results.

1998 Quarter                                                   Operating  Net
   Ended                                                        Income   Income
------------                                                   --------- ------
                                                                 (Dollars in
                                                                  Millions)
March 31......................................................  $(40.3)  $(24.4)
June 30.......................................................    14.3      8.6
September 30..................................................    (0.7)    (0.4)
December 31...................................................    (0.7)    (0.4)
                                                                ------   ------
                                                                $(27.4)  $(16.6)
                                                                ======   ======

  As discussed in Note 5 to the Consolidated Financial Statements, in the fourth quarter of 1997, net income was increased by $13.7 million due to the sale of the Pine Grove Landfill and its related waste-hauling company.

21. Segment Information

  Conectiv's organizational structure and management reporting information is aligned with Conectiv's business segments, irrespective of which subsidiary, or subsidiaries, a business is conducted through. Businesses are managed based on lines of business, not based on legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") is available for DPL on a stand-alone basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

            Directors                  Business Experience during Past 5 Years
            ---------                  ---------------------------------------
As of December 31, 1998
Howard E. Cosgrove, 55,..........  Elected 1998 as Chairman of the Board and Chief
 Chairman of the Board             Executive Officer of Conectiv, Delmarva Power &
                                   Light Company, and Atlantic City Electric
                                   Company. Elected 1992 as Chairman of the Board,
                                   President and Chief Executive Officer and
                                   Director of Delmarva Power & Light Company.

Meredith I. Harlacher, Jr., 56,..  Elected 1998 as President and Chief Operating
 Director                          Officer of Conectiv, and President and Chief
                                   Operating Officer and Director of Delmarva Power
                                   & Light Company and Atlantic City Electric
                                   Company. Elected 1993 as Senior Vice President
                                   of Atlantic Energy, Inc.

Thomas S. Shaw, 51,..............  Elected 1998 as Executive Vice President of
 Director                          Conectiv, and Executive Vice President and
                                   Director of Delmarva Power & Light Company and
                                   Atlantic City Electric Company. Elected 1992 as
                                   Senior Vice President, Delmarva Power & Light
                                   Company.

Barry R. Elson, 57,..............  Elected 1998 as Executive Vice President of
 Director                          Conectiv, and Executive Vice President and
                                   Director of Delmarva Power & Light Company and
                                   Atlantic City Electric Company. Elected 1997 as
                                   Executive Vice President, Delmarva Power & Light
                                   Company. Executive Vice President, Cox
                                   Communications, Inc., Atlanta, Georgia, from
                                   1995 to 1996. Senior Vice President, Cox
                                   Enterprises/Cox Communications, Inc., Atlanta,
                                   Georgia, from 1984 to 1995.

Barbara S. Graham, 50,...........  Elected 1998 as Senior Vice President and Chief
 Director                          Financial Officer of Conectiv, and Senior Vice
                                   President and Chief Financial Officer and
                                   Director of Delmarva Power & Light Company and
                                   Atlantic City Electric Company. Elected 1994 as
                                   Senior Vice President, Treasurer, and Chief
                                   Financial Officer, Delmarva Power & Light
                                   Company. Vice President and Chief Financial
                                   Officer from 1992 to 1994.

Audrey K. Doberstein, 66,........  Director of Delmarva Power & Light Company since
 Director                          1992. Elected 1998, Director of Conectiv.
                                   President of Wilmington College, New Castle,
                                   Delaware. Dr. Doberstein also serves as a member
                                   of the Board of Directors of Blue Cross/Blue
                                   Shield of Delaware and Mellon Bank Delaware
                                   (N.A.), Wilmington, Delaware.

Jerrold L. Jacobs, 59,...........  Elected 1998, Director of Conectiv and Delmarva
 Director                          Power & Light Company. Director of Atlantic
                                   Energy since 1990. Retired, Chairman of the
                                   Board and Chief Executive Officer of Atlantic
                                   Energy and of Atlantic City Electric Company.

Executives

  Information about DPL's executive officers is included under Item 1.

                                     III-1

Item 11. Executive Compensation

  As previously noted, DPL is a wholly owned electric utility subsidiary of Conectiv. The Chief Executive Officer and the four most highly compensated executive officers of Conectiv maintain the same position at both DPL and ACE. In 1998, the salaries and other compensation awarded to the Chief Executive Officer and the four most highly compensated executive officers of DPL were paid by Conectiv for their service as executive officers of Conectiv, DPL and ACE. The Board Personnel & Compensation Committee Report was provided initially in the Conectiv Proxy Statement and is enclosed herein for the purpose of providing additional informational. The following tables show information concerning the total compensation paid or awarded to DPL's Chief Executive Officer and each of the four most highly compensated executive officers for the fiscal year ended December 31, 1998.

                BOARD PERSONNEL & COMPENSATION COMMITTEE REPORT

Principles of Executive Compensation Program

  The Personnel & Compensation Committee of the Board of Directors is comprised of four non-employee Directors. The Committee provides an independent review of the Company's performance objectives and executive compensation.

Overall Objectives

  The Company's philosophy is to link compensation to business strategies and results, to align total compensation of executives with the long-term interests of stockholders, to motivate its senior executives to meet the challenging objectives established for the Company and to create an urgency for success in the newly-formed Company. The Company's executive compensation program is designed to:

  .provide total compensation that emphasizes long-term performance which creates stockholder value;

  .  facilitate the rapid transition to a competitive business environment;

  . reflect the market conditions for attracting and retaining high-quality executives and ensure that such executives have a continuing stake in the long-term success of the Company; and

  .   create significant levels of stock ownership.

The elements of the executive compensation program are:

  . total compensation levels that are competitive with those provided by the competitive market, defined as a blend of companies in the utility and industrial markets;

  . base compensation levels related to responsibility level and individual performance;

  . annual variable compensation that varies based on corporate, unit and individual performance; and,

  . long-term variable compensation based on long-term increases in stockholder value.

Total Compensation

  Total compensation opportunities are developed for Company executives by Watson Wyatt, the firm that provides executive compensation consulting services to the Company. This is done using several published compensation survey sources and public proxy data to define the competitive market. Overall, the total compensation structure for executives is targeted at the median for similar positions at companies of similar size, including both utilities and industrial companies (Compensation Comparison Group)/1/. Individual reward levels

--------
1. The Compensation Comparison Group does not include all of the same companies as the published industry indices in the Comparison of 10 Month Cumulative Total Return chart included in this Proxy Statement. However, 34 of the 85 companies included in the EEI Executive Compensation Report, which is one element of the Compensation Comparison Group, are also part of either the Dow Jones Electric Utilities Index or the S&P 500 Index.

                                     III-2
vary based on individual contributions and performance. Total compensation includes three components: base compensation, annual variable compensation and long-term variable compensation. The targets for each component of the executive compensation program are reviewed on an annual basis to ensure alignment with the Company's compensation philosophy and a proper balance between short-and long-term objectives.

Base Compensation

  Base compensation for executive officers is determined by evaluating the responsibilities of the positions held and the experience of the individuals, coupled with a review of compensation for comparable positions at other companies. Base compensation is reviewed on an annual basis and adjustments are based on the performance of the Company and each executive officer. Annual base compensation increases reflect the individual's performance and contribution over several years in addition to the results for a single year. Following the 1998 increases, the overall base compensation level for the five named executive officers was slightly below the median of the base compensation targeted levels defined by the surveys and proxies.

Annual Variable Compensation

  The Company's annual variable compensation is designed to motivate participants to accomplish stretch financial and individual goals and to increase the sense of urgency to deliver significant results on an annual basis. Annual variable compensation target opportunities are designed to be at or above the median of the blended utility and industrial market and for the named executive officers vary from 40% to 50% of base compensation, with maximum awards of 60% to 75% of base compensation.

  Annual variable compensation is paid in a combination of cash (80%) and restricted stock units (20%) and is based on the achievement of predetermined corporate and individual goals. The plan for 1998 provides that payouts will occur only after a specified earnings target is achieved.

  For 1998, each individual covered by the plan was eligible to earn a variable compensation award between 0% and 150% of target. The portion of each individual award attributable to corporate, line of business, and group performance were determined and specific measures were developed at the beginning of the year. These measures were primarily financial for 1998 to accelerate the transition of the Company to a more competitive environment and included corporate measures of earnings, cash flow return on capital employed and cash flow. Each business group and line of business also developed specific financial measures to support their business plans.

  The Management Stock Purchase Program (MSPP) was designed as a means to promote significant executive stock ownership in the new company and to help meet stock ownership guidelines. The program requires that 20% of the individual's earned annual variable compensation must be used to acquire restricted stock units (RSUs). Individuals may also voluntarily use up to an additional 30% (for a total of 50%) of their earned annual variable compensation to acquire RSUs. All RSUs are acquired at a 20% discount from Fair Market Value on the date paid. Each RSU is a proxy for one share of Common Stock, has a value equal to one share and earns at the rate of the Common Stock dividend. RSUs are restricted from sale or use for a 3-year period and are distributed in shares of Common Stock.

Long-Term Variable Compensation

  The Company's long-term variable compensation reinforces the importance of providing stockholders with a competitive return on their investment. Long-term variable compensation awards also strengthen the ability of the Company to attract, motivate and retain executives of superior capability and more closely align the interests of management with those of stockholders.

  Long-term grants for Conectiv executives are determined by setting a target percentage of base compensation based on median data in the Compensation Comparison Group and converting the target amounts to actual grants using the "Black-Scholes Model" for options and time and forfeiture discount methods for the other elements of the long-term grants.

                                     III-3

  Long-term awards granted in 1998 consisted of non-qualified stock options, dividend equivalent units and performance accelerated restricted stock. Non-qualified stock options and dividend equivalent units were awarded to provide approximately two-thirds of the targeted value of the grant while the other one-third of the targeted value was provided through performance accelerated restricted stock. This stock vests as unrestricted Common Stock seven years from the award date. However, vesting may be accelerated if the price of Common Stock reaches certain predetermined levels prior to the seven years. All stock options were granted with exercise prices equal to the fair market value of Common Stock at the time of the grant.

  Performance accelerated restricted stock granted to the CEO and three other named executive officers is also subject to an additional condition tied to Total Shareholder Return over the seven year period. Failure to meet a predetermined Total Shareholder Return level over the restriction period will result in total forfeiture of their shares granted.

  The CEO and three other named executive officers also were given a special grant of performance accelerated stock options to increase emphasis on creating long-term shareholder value. All performance accelerated stock options were granted with exercise prices equal to the fair market value of Common Stock at the time of grant. These options do not vest and cannot be exercised for 9-1/2 years from the date of their grant unless the stock price increases to predetermined levels. Absent accelerated vesting at these predetermined stock prices, the shares will become exercisable in 9-1/2 years with expiration occurring at 10 years. This special grant resulted in the long-term variable compensation component and total compensation exceeding the targeted median values for these four executives for 1998 using the Black-Scholes valuation methodology.

Stock Ownership Guidelines

  To further reinforce the interests of stockholders, stock ownership guidelines have been established for the Board of Directors, Company officers, and other Company management. These guidelines require the individuals covered by the guidelines to have beneficial ownership of Common Stock, or securities convertible into Common Stock, with an aggregate value equal to certain multiples of each individual's salary (or annual retainers in the case of outside directors). Multiples range from five times to one times salary. The Chief Executive Officer's multiple is set at five times salary and outside Directors' multiples are set at three times the annual retainer.

Internal Revenue Code Section 162(m)

  The Committee considers the tax deductibility of compensation paid to executive officers and the impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), on the Company. This provision limits the amount of compensation that the Company may deduct from its taxable income for any year to $1 million for any of its five most highly compensated executive officers, unless certain requirements are met.

  The Committee has taken actions to limit the impact of the Code in the event that compensation paid to a named executive officer might otherwise not be deductible. The Committee will continue to seek ways to limit the impact of the Code; however, the Committee believes that the tax deduction limitation should not compromise the Company's ability to create incentive programs that support the business strategy and also attract and retain the executive talent required to compete successfully. Accordingly, achieving the desired flexibility in the design and delivery of compensation may periodically result in some compensation that is not deductible for federal income tax purposes.

Summary of Actions Taken by the Personnel & Compensation Committee

  The Personnel & Compensation Committee, consisting entirely of outside directors, provides direction and oversight to the Company's executive compensation plans, establishes the Company's compensation philosophy and assesses the effectiveness of the program as a whole. This includes activities such as reviewing the design of various plans and assessing the reasonableness of the total program consistent with the total compensation philosophy.

                                     III-4

  The Committee also assists in administering key aspects of the Company's annual compensation program and variable compensation plan, such as reviewing annual compensation budgets and setting targets and corporate performance measures for the annual and long-term variable compensation plans.

  Finally, the Committee specifically implements the Company's executive compensation program as it directly pertains to the Chief Executive Officer and the Company's four other most highly compensated executives, i.e., the five "named executive officers."

  The Committee has determined that in an environment where competition is increasing, it is essential that the Company have the ability to attract, motivate and retain high quality executives from within and outside the utility industry.

  Because of the extremely competitive market for executive talent, the Personnel & Compensation Committee has adopted a compensation structure based on a blend of utility and general competitive industry markets. The structure is also flexible to allow setting salaries at pure general industry levels where that may be necessary to attract certain specific skills and experience.

  Consistent with this approach, the total compensation program relies on competitive base compensation generally at or below the median of the market with annual and long-term variable compensation opportunities generally above the median of the market. This places a much greater emphasis on variable compensation that aligns executive and stockholder interests.

  This total compensation philosophy is important to the success of the Company because the Company is facing increasing competition and related risks. The Company is not simply a utility anymore, but is rapidly becoming part of the general competitive industry market and, therefore, just as strategies for success must change, the compensation to drive success must also change. Prior to the Merger involving Atlantic Energy and Delmarva and during 1998, this compensation philosophy enabled the Company to attract several key executives with experience and skills critical to the emerging competitive environment. These executives would not have been available under a traditional utility compensation philosophy.

  Significant actions by the Committee for fiscal year 1998 included adoption of the new Conectiv executive plans (Conectiv Variable Compensation Plan, Deferred Compensation Plan, Supplemental Executive Retirement Plan [SERP], and Change In Control Agreements) and other compensation and benefit plans for Conectiv employees. The Committee also sets base compensation, annual variable targets and performance measures and long-term grants under the various executive programs, including special awards of performance accelerated stock options to the CEO and the three other named executive officers described above.

Chief Executive Officer Compensation

  Mr. Cosgrove's compensation reflects Conectiv's compensation philosophy. His base compensation, annual and regular long-term variable compensation place him at total compensation levels consistent with the median level of other CEO's at similarly-sized utility and manufacturing companies represented in the Compensation Comparison Group. Additional emphasis on achieving increased stockholder value has been created with a special grant of performance accelerated stock options. This special grant will cause his long term compensation and total compensation to exceed the median targets for 1998.

Base Compensation Action

  Conectiv was formed by a Merger involving Delmarva and Atlantic Energy in early 1998. Mr. Cosgrove's base compensation was set during the Merger process to reflect the size of Conectiv and the increasing competitive environment in which Conectiv does business. His 1998 base compensation is at the median target level developed through a comparison of other Chief Executive Officers of similarly-sized corporations using a blend of utilities and general industry. His salary for 1999 will remain the same as in 1998.

                                     III-5

Annual Variable Compensation

  To provide clear focus on increasing stockholder value through the successful completion of the Merger and growing the new Conectiv businesses, Mr. Cosgrove received additional levels of long-term awards in place of an annual variable opportunity for 1997. Therefore, there is no annual variable pay for 1997 reflected in 1998 compensation.

  Mr. Cosgrove's annual variable compensation target opportunity for 1998 was set at 50% of base compensation, with a minimum payout of 0% and a maximum payout of 75% of base compensation. Payment of any award requires achieving a predetermined level of 1998 earnings established by this Committee. Performance measures for 1998, predetermined by this Committee, included earnings available for common stock, cash flow return on capital employed and cash flow. Awards for 1998 for Mr. Cosgrove and the four other named executive officers have not been determined.

Long-Term Variable Compensation

  Long-term incentive grants are a critical component of the Conectiv executive compensation philosophy, since they align executive interests very clearly with increased stockholder value. For 1998, Mr. Cosgrove received grants of non-qualified stock options, dividend equivalent units, performance accelerated restricted stock, and performance accelerated stock options (reflected in the Compensation Tables). The regular grants of non-qualified stock options, dividend equivalent units and performance accelerated restricted stock provided a long-term variable compensation opportunity approximately at the median of the defined competitive market.

  The special, non-recurring grant of performance accelerated stock options was awarded to create additional emphasis on achieving higher levels of stockholder value. In order for Mr. Cosgrove to receive any value from this grant prior to vesting at nine and one-half years, there must be a significant increase in stockholder value. Such increases prior to nine and one-half years will result in accelerated vesting of this grant in increments of one-third. The first third would vest when stockholder value increases by $400,000,000, at which time Mr. Cosgrove's options would vest at a value of $1,200,000, or
 .3% of the increase in stockholder value. The entire grant would vest if stockholder value increases by $800,000,000, at which time Mr. Cosgrove's options would vest at a value of $2,400,000 or .3% of the increase in stockholder value. Only under results that yield increases in stockholder value and trigger accelerated vesting of this grant would Mr. Cosgrove's 1998 compensation exceed the median target compensation level.

Personnel & Compensation Committee

     S.I. Gore, Chairperson  R.B. McGlynn
     M.B. Emery              B.J. Morgan

                                     III-6

Personnel & Compensation Committee Interlocks and Insider Participation

  The Personnel & Compensation Committee is comprised solely of non-officer directors. Logical Business Solutions, which is owned by Mr. Emery's son-in-law, Paul Kleiman, had contracts with Conectiv Resource Partners, Inc., a subsidiary of the Company, with a gross value of $227,000 during 1998 for information technology consulting services. Except as described in the preceding sentence, there are no Personnel & Compensation Committee interlocks.

                     Table 1 -- Summary Compensation Table

                                                                                       Long-Term Compensation
                                                                                       ------------------------
                                                     Annual Compensation                  Awards     Payouts
                                                  -------------------------            ------------ -----------
                                                    Variable                            Securities     LTIP      All Other
                                       Annualized Compensation Other Annual Restricted  Underlying   Payouts    Compensation
 Name and Principal Position  Year (1)   Salary    (Bonus)(2)  Compensation   Stock      Options       (3)          (4)
----------------------------  -------- ---------- ------------ ------------ ---------- ------------ ----------- ------------
H.E. Cosgrove,........          1998   $ 600,000          0          0           0         360,000  $   572,134   $12,329
 Chairman of the Board          1997   $ 400,000          0          0           0               0            0   $18,981
 and Chief
 Executive                      1996   $ 400,000          0          0           0               0            0   $18,115
 Officer
M.I. Harlacher,.......          1998    $340,000          0          0           0               0            0   $ 3,742
 President
B.R. Elson,...........          1998   $ 325,000          0          0           0         170,000  $    21,560   $ 4,074
 Executive Vice
 President
T.S. Shaw,............          1998   $ 325,000          0          0           0         170,000  $   155,267   $ 9,478
 Executive Vice                 1997   $ 219,249    $27,100          0           0               0            0   $ 6,563
 President                      1996   $ 180,000    $52,300          0           0               0            0   $ 6,333
B.S. Graham,..........          1998   $ 250,000          0          0           0         170,000  $   155,267   $ 5,308
 Senior Vice President          1997   $ 184,000    $27,100          0           0               0            0   $ 3,390
                                1996   $ 180,000    $92,300          0           0               0            0   $ 5,529

--------
(1) Base salary is shown as an annualized amount. Other items of compensation reflect the full calendar 1998 compensation received from Conectiv and either Delmarva or Atlantic City Electric Company.

(2) The 1998 bonus, which is an annual variable award, has not yet been determined. The target award is 50% of annualized salary for Mr. Cosgrove and 40% for Messrs. Harlacher, Elson and Shaw and Mrs. Graham.

(3) During 1998 all restrictions lapsed on the performance-based restricted stock granted in 1995 and 1996 under the Delmarva LTIP due to the Merger involving Delmarva and Atlantic Energy. Under the "change in control" provisions, the awards fully vested resulting in a payout to Mr. Cosgrove of 21,160 shares (11,570 for 1995 and 9,590 for 1996) valued at $454,940;
    to Mr. Shaw of 5,450 shares (2,870 for 1995 and 2,580 for 1996) valued at $117,175; and to Mrs. Graham of 5,450 shares (2,870 for 1995 and 2,580 for 1996) valued at $117,175. Shares were valued at $21.50 at the time of payout. Dividends on shares of restricted stock and dividend equivalents are accrued at the same rate as that paid to all holders of Common Stock. As of December 31, 1998; Mr. Cosgrove held 45,520 shares of restricted stock (35,520 for 1997 and 10,000 for 1998) and 30,000 Dividend Equivalent Units ("DEU's"); Mr. Elson held 4,000 shares of restricted stock for 1998 and 10,000 DEU's; Mr. Shaw held 12,010 shares of restricted stock (8,010 for 1997 and 4,000 for 1998) and 10,000 DEU's; Mrs. Graham held 12,010 shares of restricted stock (8,010 for 1997 and 4,000 for 1998) and 10,000 DEU's. Holders of restricted stock are entitled to receive dividends as declared.

(4) The amount of All Other Compensation for each of the named executive officers for fiscal year 1998 include the following: Mr. Cosgrove, $2,125 in Company matching contributions to the Company's Savings and Investment Plan, $10,000 in Company matching contributions to the Company's Deferred Compensation Plan and $204 in term life insurance premiums paid by the Company; for Mr. Shaw, $2,630 in Company

                                     III-7
   matching contributions to the Company's Savings and Investment Plan, $6,644 in Company matching contributions to the Company's Deferred Compensation Plan and $204 in term life insurance premiums paid by the Company; for Mrs. Graham, $2,604 in Company matching contributions to the Company's Savings and Investment Plan, $2,500 in Company matching contributions to the Company's Deferred Compensation Plan and $204 in term life insurance premiums paid by the Company; for Mr. Elson, $2,969 in Company matching contributions to the Company's Savings and Investment Plan and $1,105 in term life insurance premiums paid by the Company; and for Mr. Harlacher, $3,300 in Company matching contributions to the Company's Savings and Investment Plan and $442 in term life insurance premiums paid by the Company.

               Table 2 -- Option Grants in Last Fiscal Year (1)

                                                  % of Total
                               Number of        Options Granted Exercise
                         Securities Underlying to Employees in    Price   Expiration    Grant Date
Name                      Options Granted (#)    Fiscal Year      ($/Sh)     Date    Present Value(4)
----                     --------------------- ---------------- --------- ---------- ---------------
H.E. Cosgrove...........        300,000(2)            29%       $22.84375   1/2/08      $385,831
                                 60,000(3)             6%       $22.84375   1/2/08      $137,063
M.I. Harlacher..........            --                 0%             --       --            --
                                    --                 0%             --       --            --
B.R. Elson..............        150,000(2)            14%       $22.84375   1/2/08      $192,915
                                 20,000(3)             2%       $22.84375   1/2/08      $ 45,688
T.S. Shaw...............        150,000(2)            14%       $22.84375   1/2/08      $192,915
                                 20,000(3)             2%       $22.84375   1/2/08      $ 45,688
B.S. Graham.............        150,000(2)            14%       $22.84375   1/2/08      $192,915
                                 20,000(3)             2%       $22.84375   1/2/08      $ 45,688

--------
(1) Currently, Delmarva does not grant stock appreciation rights. The options reflected in this table are for payouts in shares of Conectiv Common Stock.

(2) Denotes Performance Accelerated Stock Options ("PASO's") which were granted on a one-time basis. PASO's have a ten-year term and vest and are first exercisable 9 and 1/2 years from date of grant without regard to stock price performance. Exercise date will accelerate for favorable stock price performance (i.e., first 1/3, second 1/3 and third 1/3 of PASO's vest after stock trades at $26, $28 or $30 per share, respectively, for ten consecutive trading days). There is a minimum holding period of three years from date of grant during which these options are not exercisable.

(3) Denotes Nonqualified Stock Options. One-half of such Options vest and are exercisable at end of second year from date of grant. Second one-half vest and are exercisable at end of third year from date of grant.

(4) Determined using the Black-Scholes model, incorporating the following material assumptions and adjustments: (a) exercise price of $22.84375, equal to the Fair Market Value ("FMV") as of date of grant; (b) an option term of ten years; (c) risk-free rate of return of 6.00%; (d) volatility of 20.00%; and (e) dividend yield of 7.00%. For valuation purposes, PASO's are valued as a premium-priced stock option as of the date of grant with an exercise price of $30 on a FMV of $22.84375.

                                     III-8

          Table 3 -- Aggregated Option Exercises in Last Fiscal Year
                           and FY-End Option Values

                                                      Number of             Value of
                                                Securities Underlying     Unexercised
                           Shares     Value      Unexercised Options      In-the-Money
                          Acquired   Realized        at FY-End(2)        Options at FY-
Name                     on Exercise  ($)(1)  Exercisable/Unexercisable      End(1)
----                     ----------- -------- ------------------------- ----------------
H. E. Cosgrove..........       0         0         14,400/360,000       $51,225/$596,250
M. I. Harlacher.........       0         0                    --        $            --
B. R. Elson.............       0         0              0/170,000       $     0/$281,563
T. S. Shaw..............       0         0              0/170,000       $     0/$281,563
B. S. Graham............       0         0              0/170,000       $     0/$281,563

--------
(1) The closing price for Conectiv's common stock as reported by the New York Stock Exchange on December 31, 1998 was $24.50. Any value in the options would be based on the difference between the exercise price of the options and the value at the time of the exercise (e.g., $24.50 as of close of business on 12/31/98), which difference would be multiplied by the number of options exercised.

(2) Only 14,400 stock options of Mr. Cosgrove are currently exercisable. None of the remaining options may be exercised earlier than two years from date of grant for regular, non-performance based options and nine and one half years from date of grant for performance based options (subject to accelerated vesting for favorable stock price performance).

       Table 4 -- Long-Term Incentive Plans--Awards in Last Fiscal Year

                                                                     Performance
                                                                       Period
                                            Number of Restricted        Until
                                               Shares/Dividend       Maturation
Name                                         Equivalent Units (#)(1) or Payout(2)
----                                       -----------------------   -----------
H. E. Cosgrove............................ 10,000 shs/30,000 units     3/2/05
M. I. Harlacher...........................                     --         --
B. R. Elson...............................  4,000 shs/10,000 units     3/2/05
T. S. Shaw................................  4,000 shs/10,000 units     3/2/05
B. S. Graham..............................  4,000 shs/10,000 units     3/2/05

--------
(1) In addition, Mr. Cosgrove held 35,520 performance shares (valued at $870,240) and Mr. Shaw and Mrs. Graham held 8,010 performance shares (valued at $196,245) from a 1997 award with a four year performance cycle under the Delmarva Power Long Term Incentive Plan.

(2) Awards of Restricted Shares (Performance Accelerated Restricted Stock or "PARS") and Dividend Equivalent Units ("DEU's") were made to four of the named executive officers. The payout of shares of PARS may potentially be "performance accelerated." Restrictions may lapse any time after 3 years (i.e., after March 1, 2001) upon on achievement of favorable stock price performance goals. In the absence of such favorable performance, restrictions lapse after 7 years (i.e., March 2, 2005) provided that at least a defined level of average, total return to shareholders is achieved. As of December 31, 1998, Mr. Cosgrove's 10,000 Restricted Shares were valued at $245,000 and Messrs. Elson and Shaw and Mrs. Graham's 4,000 PARS were valued at $98,000. These values for both Restricted Shares and performance shares are based on the December 31, 1998 closing stock price of $24.50. For Dividend Equivalent Units, one DEU is equal in value to the regular quarterly dividend paid on one share of Conectiv common stock. The Dividend Equivalent Units shown are payable in cash for twelve quarters over a three year period ending with the quarterly dividend equivalent payable January 31, 2001. At that point, the 1998 DEU award lapses.

                                     III-9

Pension Plan

  The Conectiv Retirement Plan includes the Cash Balance Pension Plan and grandfathered provisions relating to the Delmarva Retirement Plan and the Atlantic Retirement Plan that apply to employees who had either 20 years of service or were age 50 on the effective date of the Cash Balance Pension Plan (January 1, 1999). Certain executives whose benefits from the Conectiv Retirement Plan are limited by the application of Federal tax laws also receive benefits from the Supplemental Executive Retirement Plan.

Cash Balance Pension Plan

  The named executive officers participate in the Conectiv Retirement Plan and earn benefits that generally become vested after five years of service. On an annual basis, a recordkeeping account in a participant's name is credited with an amount equal to a percentage of the participant's total pay, including base salary, overtime and bonuses, depending on the employee's age at the end of the plan year, as follows:

                                                                           % of
    Age at end of Plan Year                                                Pay
    -----------------------                                                ----
    Under 30..............................................................   5
    30 to 34..............................................................   6
    35 to 39..............................................................   7
    40 to 44..............................................................   8
    45 to 49..............................................................   9
    50 and over...........................................................  10

  These accounts also receive interest credits based on average U.S. Treasury Bill rates for the year. In addition, certain annuity benefits earned by participants under the former Delmarva and Atlantic Retirement Plans are fully protected as of December 31, 1998, and will be converted to an equivalent cash amount and included in each employee's initial cash balance account. When an employee terminates employment, the amount credited to his or her account is converted into an annuity or paid in a lump sum.

Supplemental Retirement Benefits

  Supplemental retirement benefits are provided to certain employees, including each executive officer, whose benefits under the Conectiv Retirement Plan are limited by type of compensation or amount under applicable Federal tax laws and regulations. Designated employees may also receive an annual benefit at retirement equal to a percentage of final average compensation multiplied by years of service reduced by the amount of all benefits received under the Conectiv Retirement Plan and other nonqualified arrangements.

                                    III-10

Estimated Retirement Benefits Payable to Named Executive Officers

  The following table shows the estimated retirement benefits, including supplemental retirement benefits under the plans applicable to the named executive officers, which would be payable if he or she were to retire at normal retirement age, which is age 65, at 1998 compensation, expressed in the form of a lump sum payment. Years of service credited to each named executive officer as of his or her normal retirement date are as follows: Mr. Cosgove, 42; Ms. Graham, 30; Mr. Shaw, 40; Mr. Elson, 16 (8 of which are additional years of service for purposes of the supplemental retirement benefits), and Mr. Harlacher, 43.

Estimated Retirement Benefits

   Name                                    Year of 65th Birthday Lump Sum Value
   ----                                    --------------------- --------------
   H. E. Cosgrove.........................         2008            $2,993,000(2)
   B. S. Graham...........................         2013             1,540,000(1)
   T. S. Shaw.............................         2012             1,789,000(2)
   B. R. Elson............................         2006             1,213,000(2)
   M. I. Harlacher........................         2007             2,323,000(2)

--------
(1) Amounts include (i) interest credits for cash balances projected to be 5.01% per annum on annual salary credits and prior service balances, if any, and (ii) accrued benefits as of December 31, 1998 under retirement plans then applicable to the named executive officer. Benefits are not subject to any offset for Social Security payments or other offset amounts and assume no future increases in base salary or total pay.

(2) Under the Conectiv Retirement Plan's grandfather provisions, employees who participated in the Delmarva or Atlantic Retirement Plans and who met certain age and service requirements as of December 31, 1998, will have retirement benefits for all years of service up to retirement calculated according to their original final pay formula benefit. This benefit will be compared to the cash balance account and the employee will receive whichever is greater. Estimated benefits are based on the Delmarva Retirement Plan for Messrs. Cosgrove, Shaw and Elson, the Cash Balance Pension Plan for Mrs. Graham and the Atlantic Retirement Plan for Mr. Harlacher. The amount of benefit under such grandfathering is illustrated in the following tables applicable to the Delmarva and Atlantic Retirement Plans, respectively:

                           Delmarva Retirement Plan
                              Pension Plan Table
   Annual Retirement Benefits in Specified Remuneration and Years of Service
                                Classifications

   Average Annual Earnings
           for the
    5 Consecutive Years of
        Earnings that
    Result in the Highest
           Average           15 Yrs. 20 Yrs.    25 Yrs.    30 Yrs.    35 Yrs.
   -----------------------   ------- -------    -------    -------    -------
   $125,000................   28,599  38,132     47,665     57,198     66,732
    200,000(1).............   46,599  62,132     77,665     93,198    108,732
    300,000(1).............   70,599  94,132    117,665    141,198(2) 164,732(2)
    400,000(1).............   94,599 126,132    157,665(2) 189,198(2) 220,732(2)
    500,000(1).............  118,599 158,132(2) 197,665(2) 237,198(2) 276,732(2)

--------
(1) Effective January 1, 1998, annual compensation recognized may not exceed $160,000.

(2) For 1998, the limit on annual benefits is $130,000.

                                    III-11

  Benefits are payable in the form of a 50% joint and surviving spouse annuity or lump sum and earnings include base salary, overtime and bonus.

                  Atlantic Retirement Plan Pension Plan Table
   Annual Retirement Benefits in Specified Remuneration and Years of Service
                                Classifications

   Average Annual Earnings
           for the
    5 Consecutive Years of
        Earnings that
    result in the Highest
           Average           15 Yrs. 20 Yrs.    25 Yrs.    30 Yrs.    35 Yrs.
   -----------------------   ------- -------    -------    -------    -------
   $125,000................   30,000  40,000     50,000     60,000     70,000
    200,000(1).............   48,000  64,000     80,000     96,000    112,000
    300,000(1).............   72,000  96,000    120,000    144,000(2) 168,000(2)
    400,000(1).............   96,000 128,000    160,000(2) 192,000(2) 224,000(2)
    500,000(1).............  120,000 160,000(2) 200,000(2) 240,000(2) 280,000(2)

--------
(1) Effective January 1, 1998, annual compensation recognized may not exceed $160,000.

(2) For 1998, the limit on annual benefits is $130,000.

  Benefits are paid in the form of a life annuity or lump sum and earnings include base salary and bonus.

Change in Control Severance Agreements And Other Provisions Relating to Possible Change in Control

  Conectiv has entered into change in control severance agreements with Messrs. Cosgrove, Elson and Shaw and Mrs. Graham and two other senior executives. The agreements are intended to encourage the continued dedication of members of Conectiv's senior management team. These agreements provide potential benefits for such executives upon actual or constructive termination of employment (other than for cause) following a change in control of Conectiv, as defined in such agreements. Each affected executive would receive a severance payment equal to three times Base Salary and Bonus and Conectiv-paid medical, dental, vision, group life and disability benefits during the three years after termination of employment, and a cash payment equal to the actuarial equivalent of accrued retirement pension credits equal to 36 months of additional service.

  In the event of a change in control, the Variable Compensation Plan provides that outstanding options become exercisable in full immediately, all conditions to the vesting of PARS are deemed satisfied and shares will be fully vested and nonforfeitable, DEU's will become fully vested and be immediately payable, variable compensation deferred under the Management Stock Purchase Program will be immediately distributed, and payment of variable compensation, if any, for the current year will be decided by the Board's Personnel & Compensation Committee. For the Deferred Compensation Plan, the Committee may decide to distribute all deferrals in cash immediately or continue the deferral elections of participants in which event Conectiv will fully fund a "springing rabbi trust" to satisfy the obligations. An independent institutional trustee will maintain any such trust established by reason of this provision.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  All shares of DPL's common stock are owned by Conectiv, DPL's parent company.

Item 13. Certain Relationships and Related Transactions

  None.

                                    III-12

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    1. Financial Statements--The following financial statements are contained in Item 8 of Part II.

                                                                       Page No.
                                                                       --------
   Report of Independent Accountants.................................   II-15
   Consolidated Statements of Income for the years ended December 31,
    1998, 1997 and 1996..............................................   II-16
   Consolidated Statements of Cash Flows for the years ended December
    31, 1998, 1997, and 1996.........................................   II-17
   Consolidated Balance Sheets as of December 31, 1998 and 1997......   II-18
   Consolidated Statements of Changes in Common Stockholder's Equity
    for the years ended December 31, 1998, 1997, and 1996............   II-20
   Notes to Consolidated Financial Statements........................   II-21

    2. Financial Statement Schedules--No financial statement schedules have been filed since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or the notes thereto.

    3. Schedule of Operating Statistics for the three years ended December 31, 1998 can be found on pages IV-4 and IV-5 of this report.

    4. Exhibits

 Exhibit
 Number
 -------
   2     Amended and Restated Agreement and Plan of Merger, dated as of
         December 26, 1996, between DPL, Atlantic Energy, Inc., Conectiv, Inc.
         and DS Sub, Inc. (Filed with Registration Statement No. 333-18843.)

   3-A Copy of the Restated Certificate and Articles of Incorporation effective as of April 12, 1990. (Filed with Registration Statement No.
         33-50453.)

   3-B Copy of DPL's Certificate of Designation and Articles of Amendment establishing the 7 3/4% Preferred Stock--$25 Par. (Filed with
         Registration Statement No. 33-50453.)

   3-C Copy of DPL's Certificate of Designation and Articles of Amendment establishing the 6 3/4% Preferred Stock. (Filed with Registration
         Statement No. 33-53855.)

   3-D   A copy of DPL's Certificate of Amendment of Restated Certificate and
         Articles of Incorporation, filed with the Delaware Secretary of State, effective as of June 7, 1996. (Filed with Registration No. 333-07281.)

   3-E   A copy of DPL's Articles of Amendment of Restated Certificate and
         Articles of Incorporation, filed with the Virginia State Corporation
         Commission, effective as of June 7, 1996. (Filed with Registration No.
         333-07281.)

   3-F   A copy of DPL's Certificate and Articles of Amendment of Restated
         Certificate and Articles of Incorporation, filed with the Delaware
         Secretary of State, effective as of March 2, 1998 (filed with DPL's
         Current Report on Form 8-K dated March 4, 1998; File No. 1-1405).

   3-G   A copy of DPL's Articles of Amendment of Restated Certificate and
         Articles of Incorporation, filed with the Virginia State Corporation
         Commission, effective as of March 2, 1998 (filed with DPL's Current
         Report on Form 8-K dated March 4, 1998; File No. 1-1405).


 Exhibit
 Number
 -------
   3-H   Certificate of Merger of DS Sub, Inc., a Delaware Corporation with and into DPL, filed with the Delaware Secretary of State, effective as of
         March 1, 1998 (filed with DPL's Current Report on Form 8-K dated March
         4, 1998; File No. 1-1405).

   3-I Certificate of Merger of DS Sub, Inc., a Delaware Corporation with and into DPL, filed with the Virginia State Corporation Commission, effective as of March 1, 1998 (filed with DPL's Current Report on Form
         8-K dated March 4, 1998; File No. 1-1405).

   3-J   Copy of DPL's By-Laws as amended March 2, 1998 (filed with DPL's
         Current Report on Form 8-K dated March 4, 1998; File No. 1-1405).

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

   4-H   Copy of the Eighty-Second Supplemental Indenture. (Filed with
         Registration Statement No. 33-63582.)

   4-I   Copy of the Eighty-Third Supplemental Indenture. (Filed with
         Registration Statement No. 33-50453.)

   4-J   Copies of the Eighty-Fourth through Eighty-Eighth Supplemental
         Indentures. (Filed with Registration Statement No. 33-53855.)

   4-K   Copies of the Eighty-Ninth and Ninetieth Supplemental Indentures.
         (Filed with Registration Statement No. 333-00505.)

   4-L   A copy of the Indenture between DPL and The Chase Manhattan Bank
         (ultimate successor to Manufacturers Hanover Trust Company), as
         Trustee, dated as of November 1, 1988. (Filed with Registration
         Statement No. 33-46892.)

   4-M A copy of the Indenture (for Unsecured Subordinated Debt Securities relating to Trust Securities) between DPL and Wilmington Trust
         Company, as Trustee, dated as of October 1, 1996. (Filed with
         Registration Statement No. 333-20715.)

   4-N A copy of the Officer's Certificate dated October 3, 1996, establishing the 8.125% Junior Subordinated Debentures, Series I, Due
         2036. (Filed with Registration Statement No. 333-20715.)

   4-O A copy of the Guarantee Agreement between DPL, as Guarantor, and Wilmington Trust Company, as Trustee, dated as of October 1, 1996.
         (Filed with Registration Statement No. 333-20715.)

   4-P   A copy of the Amended and Restated Trust Agreement between DPL, as
         Depositor, and Wilmington Trust Company, Barbara S. Graham, Edric R.
         Mason and Donald P. Connelly, as Trustees, dated as of October 1,
         1996. (Filed with Registration Statement No. 333-20715.)

   4-Q A copy of the Agreement as to Expenses and Liabilities dated as of October 1, 1996, between DPL and Delmarva Power Financing I. (Filed with Registration Statement No. 333-20715.)

  10-A   Copy of the Supplemental Executive Retirement Plan, revised as of
         October 29, 1991. (Filed with Form 10-K for the year ended December
         31, 1992, File No. 1-1405.)


 Exhibit
 Number
 -------
 10-B    Copies of amendments to the Supplemental Executive Retirement Plan, effective June 15, 1994, and November 1, 1994. (Filed with Form 10-K for the year ended December 31, 1994, File No. 1-1405.)

 10-C Copy of the Long Term Incentive Plan amended and restated as of January 1, 1996. (Filed with Form 10-K for the year ended December 31,
         1996, File No. 1-1405.)

 10-D    Copies of amendments to the Long Term Incentive Plan, effective
         January 1, 1997, and January 30, 1997. (Filed with Form 10-K for the year ended December 31, 1996, File No. 1-1405.)

 10-E Copy of the severance agreement with members of management. (Filed with Form 10-K for the year ended December 31, 1994, File No. 1-1405.)

 10-F Copy of the current listing of members of management who have signed the severance agreement. (Filed with Form 10-K for the year ended
         December 31, 1996, File No. 1-1405.)

 10-G Copy of the Management Life Insurance Plan amended and restated as of January 1, 1992. (Filed with Form 10-K for the year ended December 31,
         1996, File No. 1-1405.)

 10-H    Copy of the Deferred Compensation Plan, effective as of January 1,
         1996. (Filed with the Form 10-K for the year ended December 31, 1995,
         File No. 1-1405.)

 12-A    Computation of ratio of earnings to fixed charges.

 12-B Computation of ratio of earnings to fixed charges and preferred dividends.

 23      Consent of Independent Accountants.

 27      Financial Data Schedule.

  (b) No Reports on Form 8-K were filed during the fourth quarter of 1998.

  On January 26, 1999, DPL filed a Report on Form 8-K under Item 5, Other Events, concerning proposed legislation in Delaware to restructure the electric utility industry.

                         DELMARVA POWER & LIGHT COMPANY

                        SCHEDULE OF OPERATING STATISTICS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

  The table below sets forth selected financial and operating statistics for DPL's electric and gas businesses for the three years ended December 31, 1998.

                                            1998         1997         1996
                                         -----------  -----------  -----------
ELECTRIC:
 Electricity generated and purchased
  (MWH):
  Generated.............................   9,657,472    9,067,236   10,307,299
  Purchased.............................   6,510,738    5,908,796    6,195,720
  Interchange deliveries................  (1,968,200)  (1,078,471)  (2,855,109)
                                         -----------  -----------  -----------
   Total system output for load.........  14,200,010   13,897,561   13,647,910
   Nonregulated purchases...............   7,324,399    4,201,619          --
                                         -----------  -----------  -----------
 Total output...........................  21,524,409   18,099,180   13,647,910
                                         ===========  ===========  ===========
 Electric sales (MWH):
  Residential...........................   4,183,854    4,097,773    4,262,710
  Commercial............................   4,288,876    4,091,636    4,018,120
  Industrial............................   3,645,901    3,598,006    3,331,175
  Resale................................   1,236,489    1,335,226    1,333,268
  Other sales (1).......................      73,983      109,124      (19,557)
                                         -----------  -----------  -----------
   Total service territory sales........  13,429,103   13,231,765   12,925,716
  Merchant sales (2)....................   7,713,418    4,201,619          --
                                         -----------  -----------  -----------
   Total sales excluding interchange....  21,142,521   17,433,384   12,925,716
 Losses and miscellaneous system uses...     381,888      665,796      722,194
                                         -----------  -----------  -----------
   Total disposition of energy..........  21,524,409   18,099,180   13,647,910
                                         ===========  ===========  ===========
 Operating revenue (thousands):
  Residential........................... $   378,515  $   377,528  $   378,520
  Commercial............................     304,477      299,649      286,438
  Industrial............................     169,174      173,413      156,329
  Resale................................      67,104       68,315       65,989
  Miscellaneous revenues (3)............      36,478       34,451       24,344
                                         -----------  -----------  -----------
   Total service territory..............     955,748      953,356      911,620
  Interchange deliveries................      99,182       36,430       75,301
  Merchant revenues (2).................     274,463      102,358          --
                                         -----------  -----------  -----------
   Total revenues....................... $ 1,329,393  $ 1,092,144  $   986,921
                                         ===========  ===========  ===========
 Number of customers (end of period):
  Residential...........................     402,536      396,798      391,611
  Commercial............................      51,454       50,216       49,165
  Industrial............................         657          672          683
  Resale................................          12           12           12
  Other.................................         647          624          645
                                         -----------  -----------  -----------
   Total customers (4)..................     455,306      448,322      442,116
                                         ===========  ===========  ===========

                                                  (Table continued on next page)

                         DELMARVA POWER & LIGHT COMPANY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                       1998     1997     1996
                                                     -------- -------- --------
GAS:
 Gas sales and gas transported (Mcf):
  Residential.......................................    6,812    7,844    8,692
  Commercial........................................    4,705    5,313    5,724
  Industrial........................................    2,751    2,772    2,696
  Interruptible, transportation and other...........    7,319    6,926    5,312
                                                     -------- -------- --------
   Total service territory..........................   21,587   22,855   22,424
  Merchant sales....................................  156,741   27,216    1,733
                                                     -------- -------- --------
   Total............................................  178,328   50,071   24,157
                                                     ======== ======== ========
 Operating revenue (thousands):
  Residential....................................... $ 57,809 $ 63,937 $ 60,017
  Commercial........................................   31,954   34,895   32,191
  Industrial........................................   11,311   12,582   12,349
  Interruptible, transportation and other...........    6,113    5,776    5,085
                                                     -------- -------- --------
   Total service territory..........................  107,187  117,190  109,642
  Merchant revenues.................................  427,895   86,867    4,642
                                                     -------- -------- --------
   Total............................................ $535,082 $204,057 $114,284
                                                     ======== ======== ========
 Number of customers (end of period):
  Residential.......................................   97,558   95,295   93,149
  Commercial........................................    7,975    7,793    7,615
  Industrial........................................      123      128      139
  Interruptible, transportation and other...........      --       --         1
                                                     -------- -------- --------
   Total customers (4)..............................  105,656  103,216  100,904
                                                     ======== ======== ========

--------
(1) Includes unbilled sales.
(2) Offsystem, competitive sales and other services.
(3) Includes unbilled revenues and other miscellaneous revenues.
(4) Service territory only.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1999.

                                              Delmarva Power & Light Company
                                                       (Registrant)

                                                  /s/ John C. van Roden
                                          By: _________________________________
                                              (John C. van Roden, Senior Vice
                                                         President
                                                and Chief Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 26, 1999.

              Signature                          Title
              ---------                          -----

      /s/ Howard E. Cosgrove           Chairman of the Board and
 ......................................  Chief Executive Officer
         (Howard E. Cosgrove)

      /s/ John C. van Roden            Senior Vice President and
 ......................................  Chief Financial Officer
         (John C. van Roden)

        /s/ James P. Lavin             Controller and Chief
 ......................................  Accounting Officer
           (James P. Lavin)

  /s/ Meredith I. Harlacher, Jr.       Director
 ......................................
     (Meredith I. Harlacher, Jr.)

        /s/ Thomas S. Shaw             Director
 ......................................
           (Thomas S. Shaw)

        /s/ Barry R. Elson             Director
 ......................................
           (Barry R. Elson)

      /s/ Barbara S. Graham            Director
 ......................................
         (Barbara S. Graham)

     /s/ Audrey K. Doberstein          Director
 ......................................
        (Audrey K. Doberstein)

      /s/ Jerrold L. Jacobs            Director
 ......................................
         (Jerrold L. Jacobs)