Form 10-Q
period 1999-03-31
DELMARVA POWER & LIGHT CO /DE/
filed 1999-05-13
CIK 27879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark one]

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1999
                                  --------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   1-1405

                         Delmarva Power & Light Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware and Virginia                                 51-0084283
    -------------------------                          ------------------
    (States of incorporation)                           (I.R.S. Employer
                                                       Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware           19899
---------------------------------------------------         ----------
     (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code    302-429-3114
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

                                Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

All 1,000 issued and outstanding shares of Delmarva Power & Light Company common stock, $2.25 per share par value, are owned by Conectiv

                         DELMARVA POWER & LIGHT COMPANY

                                Table of Contents
                                -----------------
                                                                        Page No.
                                                                        --------

Part I. Financial Information:

          Consolidated Statements of Income for the three
          months ended March 31, 1999 and 1998...........................      1

          Consolidated Balance Sheets as of March 31, 1999
          and December 31, 1998..........................................    2-3

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 1999 and 1998.....................      4

          Notes to Consolidated Financial Statements.....................    5-9

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................  10-17

Part II. Other Information and Signature.................................  18-19

                          Part I. FINANCIAL INFORMATION

                         DELMARVA POWER & LIGHT COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                         1999            1998
                                                       ---------      ---------
OPERATING REVENUES
  Electric                                             $ 323,211      $ 278,376
  Gas                                                    290,991        115,743
  Other services                                           5,505         21,991
                                                       ---------      ---------
                                                         619,707        416,110
                                                       ---------      ---------

OPERATING EXPENSES
  Electric fuel and purchased energy                     154,235        116,876
  Gas purchased                                          271,613         98,628
  Purchased electric capacity                              9,473          8,812
  Other services' cost of sales                            5,747         15,871
  Employee separation and other
    merger-related costs                                      --         40,338
  Operation and maintenance                               60,302         79,322
  Depreciation                                            32,802         33,731
  Taxes other than income taxes                            8,325          9,443
                                                       ---------      ---------
                                                         542,497        403,021
                                                       ---------      ---------
OPERATING INCOME                                          77,210         13,089
                                                       ---------      ---------

OTHER INCOME
  Allowance for equity funds used
    during construction                                      590            307
  Other income                                             2,722            858
                                                       ---------      ---------
                                                           3,312          1,165
                                                       ---------      ---------

INTEREST EXPENSE
  Interest charges                                        20,520         20,818
  Allowance for borrowed funds used during
    construction and capitalized interest                   (492)          (722)
                                                       ---------      ---------
                                                          20,028         20,096
                                                       ---------      ---------

DIVIDENDS ON PREFERRED SECURITIES
  OF A SUBSIDIARY TRUST                                    1,422          1,422
                                                       ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                         59,072         (7,264)

INCOME TAXES                                              23,458         (2,408)
                                                       ---------      ---------

NET INCOME (LOSS)                                         35,614         (4,856)

DIVIDENDS ON PREFERRED STOCK                               1,073          1,086
                                                       ---------      ---------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK             $  34,541      $  (5,942)
                                                       =========      =========

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      March 31,    December 31,
                                                        1999           1998
                                                     ----------    ------------
                     ASSETS

Current Assets
   Cash and cash equivalents                         $    8,715     $    1,761
   Accounts receivable                                  297,898        273,531
   Accounts receivable from
     associated companies                                 2,262          2,325
   Intercompany loan receivable                             800             --
   Inventories, at average cost
     Fuel (coal, oil and gas)                            26,561         44,212
     Materials and supplies                              39,443         39,323
   Prepayments                                            7,684         10,735
   Deferred income taxes, net                            13,870         13,061
                                                     ----------     ----------
                                                        397,233        384,948
                                                     ----------     ----------

Investments
   Funds held by trustee                                 61,491         60,208
   Notes receivable                                         254             --
   Other investments                                      1,103          1,103
                                                     ----------     ----------
                                                         62,848         61,311
                                                     ----------     ----------

Property, Plant and Equipment
   Electric utility plant                             3,065,830      3,049,099
   Gas utility plant                                    251,670        249,383
   Common utility plant                                 159,669        158,109
                                                     ----------     ----------
                                                      3,477,169      3,456,591
   Less: Accumulated depreciation                     1,523,330      1,492,182
                                                     ----------     ----------
   Net utility plant in service                       1,953,839      1,964,409
   Utility construction work-in-progress                139,978        138,496
   Leased nuclear fuel, at amortized cost                26,087         28,325
   Nonutility property, net                               3,825          4,560
   Goodwill, net                                         71,422         71,914
                                                     ----------     ----------
                                                      2,195,151      2,207,704
                                                     ----------     ----------

Deferred Charges and Other Assets
   Prepaid employee benefits costs                      102,618         94,354
   Unamortized debt expense                              12,031         12,140
   Deferred debt refinancing costs                       15,549         16,180
   Deferred recoverable income taxes                     82,117         82,211
   Other                                                 44,376         46,003
                                                     ----------     ----------
                                                        256,691        250,888
                                                     ----------     ----------

Total Assets                                         $2,911,923     $2,904,851
                                                     ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      March 31,    December 31,
                                                        1999          1998
                                                     ----------    ------------
          CAPITALIZATION AND LIABILITIES

Current Liabilities
   Short-term debt                                   $       --     $   21,700
   Long-term debt due within one year                    31,287         31,287
   Variable rate demand bonds                            71,500         71,500
   Accounts payable                                     153,910        177,859
   Taxes accrued                                         36,886         16,257
   Interest accrued                                      24,255         20,604
   Dividends payable                                     23,865         23,615
   Current capital lease obligation                      12,484         12,481
   Deferred energy costs                                 15,651            413
   Accrued employee separation and
     other merger-related costs                             701          2,509
   Other                                                 22,086         27,586
                                                     ----------     ----------
                                                        392,625        405,811
                                                     ----------     ----------

Deferred Credits and Other Liabilities
   Deferred income taxes, net                           466,972        461,800
   Deferred investment tax credits                       36,743         37,382
   Long-term capital lease obligation                    14,742         17,003
   Other                                                 26,795         19,747
                                                     ----------     ----------
                                                        545,252        535,932
                                                     ----------     ----------

Capitalization
   Common stock, $2.25 par value; shares
     authorized: 1,000,000 ; shares
     outstanding: 1,000                                       2              2
   Additional paid-in capital                           528,893        528,893
   Retained earnings                                    333,491        322,599
                                                     ----------     ----------
     Total common stockholder's equity                  862,386        851,494
   Cumulative preferred stock                            89,703         89,703
   DPL obligated mandatorily redeemable
     preferred securities of subsidiary
     trust holding solely DPL debentures                 70,000         70,000
   Long-term debt                                       951,957        951,911
                                                     ----------     ----------
                                                      1,974,046      1,963,108
                                                     ----------     ----------

Total Capitalization and Liabilities                 $2,911,923     $2,904,851
                                                     ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                           1999          1998
                                                         --------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $ 35,614      ($ 4,856)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                        35,602        35,500
      Allowance for equity funds used
        during construction                                  (590)         (307)
      Deferred income taxes, net                            4,457        (7,241)
      Investment tax credit adjustments, net                 (639)         (640)
      Net change in:
        Accounts receivable                               (23,572)       (2,519)
        Inventories                                        17,531         9,150
        Accounts payable                                  (23,949)       (1,349)
        Other current assets and
          liabilities(1)                                   34,255        53,291
  Other, net                                                2,648        (1,414)
                                                         --------      --------
  Net cash provided by operating activities                81,357        79,615
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Intercompany loan receivable                               (800)           --
  Acquisition of businesses, net of
    cash acquired                                              --        (8,970)
  Capital expenditures                                    (23,773)      (21,253)
  Net cash of nonutility subsidiaries
    transferred to Conectiv                                    --       (18,138)
  Deposits to nuclear decommissioning
    trust funds                                            (1,068)       (1,059)
  Other, net                                                  279          (387)
                                                         --------      --------
  Net cash used by investing activities                   (25,362)      (49,807)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                   (23,649)      (23,652)
  Preferred dividends paid                                   (823)         (525)
  Issuances:   Long-term debt                                  --        33,000
               Common stock                                    --            63
  Redemptions: Long-term debt                                  --           (74)
               Common stock                                    --        (1,983)
  Principal portion of capital
    lease payments                                         (2,800)       (1,740)
  Net change in short-term debt                           (21,700)      (46,384)
  Cost of issuances and refinancings                          (69)          (11)
                                                         --------      --------
  Net cash used by financing activities                   (49,041)      (41,306)
                                                         --------      --------
  Net change in cash and cash equivalents                   6,954       (11,498)
  Cash and cash equivalents at
    beginning of period                                     1,761        35,339
                                                         --------      --------
  Cash and cash equivalents at end of period             $  8,715      $ 23,841
                                                         ========      ========

(1) Other than debt and deferred income taxes classified as current.

See accompanying Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Financial Statement Presentation

The consolidated financial statements include the accounts of Delmarva Power & Light Company (DPL) and its wholly-owned subsidiaries. On March 1, 1998, DPL transferred its former nonutility subsidiaries to Conectiv in conjunction with the Merger discussed in Note 4 to DPL's 1998 Consolidated Financial Statements included in DPL's 1998 Report on Form 10-K. As a result of the transfer, the Consolidated Statement of Income for the three months ended March 31, 1999 does not include any operating results for the former DPL nonutility subsidiaries and the Consolidated Statement of Income for the three months ended March 31, 1998 includes the former nonutility subsidiaries' operating results for the two months ended February 28, 1998. As of March 1, 1998, DPL's only significant remaining wholly-owned subsidiary was Delmarva Power Financing I.

Certain reclassifications, not affecting net income, have been made to conform amounts previously reported to the current presentation. The financial statements reflect all adjustments necessary in the opinion of DPL's management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission, disclosures which would substantially duplicate the disclosures in DPL's 1998 Report on Form 10-K have been omitted. Accordingly, DPL's consolidated condensed interim financial statements contained herein should be read in conjunction with DPL's 1998 Report on Form 10-K and
Part II of this Report on Form 10-Q for additional relevant information.

2. Employee Separation and Other Merger-Related Costs

In the first quarter of 1998, enhanced retirement offers and other employee separation programs were utilized to reduce DPL's workforce. The costs for separated DPL employees and other Merger related costs expensed in the first quarter of 1998 were $40.3 million before taxes, reducing net income by $24.4 million. The $40.3 million charge to expense was net of a $32.5 million gain from curtailments and settlements of pension and other postretirement benefits, based on actual settlements through March 31, 1998.

3. Rate Matters

The following information updates the disclosures previously reported in Note 6, "Rate Matters," to DPL's Consolidated 1998 Financial Statements included in DPL's 1998 Report on Form 10-K.

Asset Impairments and Charges to Earnings

Management has made a preliminary estimate of the amount of stranded costs not expected to be recovered through regulated electricity delivery rates after the restructuring of the electric utility industry in the states in which DPL operates. The Delaware and Maryland public utility regulatory commissions are expected to issue restructuring orders which specify the amount and timing of stranded cost recovery by August 31, 1999, and October 1, 1999, respectively. After the orders are received, the financial impact of the restructurings, including charges to earnings, will be finalized and recorded. When the restructuring orders become effective, the electricity supply business of DPL will no longer be subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The discussion below describes the primary immediate expected effect on the results of operations of discontinuing the application of SFAS No. 71 to the electricity supply business.

To estimate the impairment of electric generating plants of DPL in accordance with generally accepted accounting principles (GAAP), the book value of each generating plant is first compared to the estimated future net operating cash flows of each generating plant. Any electric generating plant with undiscounted future net cash flows less than book value is considered impaired, and the plant's net future cash flows are discounted. The amount by which the book value of the impaired electric generating plants exceeds their discounted cash flows (or other estimate of fair value) is the estimated impairment amount.

DPL has purchased power contracts expected to be uneconomic when customer choice begins, and the stranded cost amount is estimated to be the net present value of the contracts' costs less the forecasted revenues from sales of the related purchased power.

The total amount that could be charged to earnings, on a consolidated basis, includes (a) the impairment amount for the electric generating plants of DPL,
(b) the stranded cost amount for DPL's purchased power contracts, and (c) regulatory assets of DPL related to its electric generation business. The charge to earnings is reduced by the estimated cost recovery through regulated electricity delivery rates. Based on this methodology (giving effect to estimated cost recoveries), management currently estimates future charges to earnings, after taxes, as a result of electric utility industry restructuring could be approximately $300 million to $425 million.

Expected Sales of Electric Generating Plants

Management also expects to sell some or all of the electric generating plants of DPL. After electric generating plants that are impaired as a result of electric utility industry restructuring are written down to fair value, any sales of the impaired electric generating plants are not expected to result in significant gains or losses. Some of the electric generating plants which are not impaired may be sold at a gain. Under GAAP, the write-down of impaired assets is not reduced by expected future gains on sales of assets which are not impaired by electric utility industry restructuring; the gain on the sale of an asset is recognized when the sale occurs.

DPL's agreements with some of the participants in restructuring proceedings expected to be conducted by the Delaware Public Service Commission (DPSC) and with some of the participants in the proceedings being conducted by the Maryland Public Service Commission (MPSC) provide that electric rates will not be changed in the event DPL sells or transfers assets. Accordingly, subject to DPSC and MPSC approval of these agreements, the Delaware and Maryland portions of any gains, or losses, realized on the sale of DPL electric generating plants would affect future earnings. There can be no assurances, however, that DPL will elect or be able to sell any such electric generating plants, or that any gains will be realized from such sales of electric generating plants.

Delaware Electric Utility Restructuring Legislation

As previously reported, the Delaware General Assembly passed the Electric Utility Restructuring Act of 1999 (the Delaware Act) on March 25, 1999. On March 31, 1999, the Governor of Delaware signed the Delaware Act. Assuming that a 7.5% rate reduction, as required by the Delaware Act, had been effective as of January 1, 1998, management estimates that the impact on revenue of DPL would have been to decrease revenue during the fiscal year ended December 31, 1998 by approximately $17 million. The Delaware Act makes DPL the provider of default service to customers who do not choose an alternative supplier for a period of 3 or 4 years for non-residential and residential customers, respectively. Thereafter, the DPSC may conduct a bidding process to select the default supplier(s) for such customers. The DPSC also has the authority under the Delaware Act to order DPL to divest its generating assets, as a last resort, to remedy any adverse effects of electricity supply market power. The DPSC also is authorized to establish licensing standards for electricity suppliers. Unless DPL asks the DPSC to make these functions competitive earlier, and the DPSC so orders, metering functions will be performed by

DPL for 3 or 4 years after they may choose their electricity suppliers, for non-residential customers and residential customers, respectively.

Among other matters, unbundled rates to be charged by DPL during the "rate freeze" periods prescribed by the Delaware Act have been agreed upon by a number of the participants in the restructuring proceeding contemplated by the Delaware Act. Included within the agreement on unbundled rates, which is subject to DPSC approval, DPL would recover $16 million (Delaware retail basis) of stranded costs, and electric rates would not be changed in the event DPL sells or transfers generating assets.

Maryland Electric Utility Restructuring Legislation

On April 2, 1999, the Maryland General Assembly passed the Electric Utility Industry Restructuring Act of 1999 (the Maryland Act). On April 8, 1999, the Governor of Maryland signed the Maryland Act. The major elements of the Maryland Act include the following:

(A) Phase-in of retail choice beginning in July 2000, with full choice for all customers by July 2003;

(B) Rate reductions of 3% to 7.5% for residential customers, with rates then held constant for four years;

(C) The deregulation of generating assets sold to a non-affiliate or transferred to an affiliate prior to January 1, 2001;

(D) Recovery of stranded costs and other costs associated with the transition to retail choice through a method to be determined by the MPSC;

(E) Imposition by the MPSC of an environmental surcharge on each kilowatt-hour distributed in Maryland.

(F) The creation of a statewide fund for low-income assistance.

On May 5, 1999, DPL filed a proposed settlement with the MPSC in DPL's pending restructuring proceeding. The proposed settlement is with some parties, including the MPSC Staff and the Office of People's Counsel, but not all parties to the proceeding. Included in the proposed settlement are the following provisions: (i) effective July 1, 2000, all of DPL's Maryland-retail customers will be eligible to select an alternative electricity supplier; (ii) for a period of at least 3 years thereafter, DPL will remain the supplier of "standard offer service" for customers who do not select an alternative electricity supplier; (iii) agreed-upon unbundled rates (including nuclear decommissioning costs and funding for low income energy assistance programs at an estimated level of between $2 and $3 million per year); (iv) the deregulation of DPL's generating facilities, such that electric rates would not be changed in the event DPL sells or transfers generating assets (v) authorization to transfer DPL generating assets to one or more affiliates at net book value; (vi) the recovery of an estimated $8 million (Maryland retail basis) in stranded costs from non-residential customers; (vii) a 7.5% reduction in residential rates effective July 1, 2000 (representing a revenue reduction of approximately $12.5 million; assuming fiscal year 1998 sales and revenues) and (viii) effective July 1, 2000, "rate freezes" for 4 years for residential customers and 3 years for non-residential customers, subject to certain adjustments. In addition, under the proposed settlement, effective July 1, 2000, DPL customers with loads in excess of 300 kilowatts (kW) may elect to have meters installed and read by an alternative supplier. Prior to that date, another MPSC proceeding will be initiated to determine the level of and recovery mechanism for any DPL stranded metering costs. Other DPL customers will be eligible for competitive metering on April 1, 2002 as set forth in the Maryland Act.

The MPSC is expected to issue an order with respect to the proposed settlement by October 1, 1999.

Virginia Electric Utility Industry Restructuring Legislation

As previously reported, electric utility restructuring legislation was introduced in the Virginia General Assembly on January 21, 1999. The Virginia General Assembly passed the Virginia Electric Utility Restructuring Act (the Virginia Act) on March 25, 1999. On March 29, 1999, the Governor of Virginia signed the Virginia Act.

4. Contingencies

Environmental Matters

DPL is subject to regulation with respect to the environmental effect of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. DPL is currently a potentially responsible party at three federal superfund sites and is alleged to be a third-party contributor at three other federal superfund sites. DPL also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. Also, in August 1998, the Delaware Department of Natural Resources and Environmental Control notified DPL that it is a potentially responsible party liable for clean-up of the Wilmington Public Works Yard as a former owner of the property. There is $2 million included in DPL's current liabilities as of December 31, 1998, and March 31, 1999, for clean-up and other potential costs related to these sites. DPL does not expect such future costs to have a material effect on DPL's financial position or results of operations.

Nuclear Insurance

In conjunction with DPL's ownership interests in the Peach Bottom Atomic Power Station (Peach Bottom) and Salem Nuclear Generating Station (Salem), DPL could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), DPL could be assessed up to $26.3 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

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

5. Supplemental Cash Flow Information

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                1999        1998
                                               -------     -------
Cash paid for
(Dollars in thousands)
  Interest, net of amounts capitalized         $15,522     $15,247
  Income taxes, net of refunds                 $    83     $   774

6. Segments

Conectiv's organizational structure and management reporting information is aligned with Conectiv's business segments, irrespective of the subsidiary, or subsidiaries, through which a business is conducted. Businesses are managed based on lines of business, not legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") is available for DPL on a stand-alone basis.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary

DPL's consolidated operating results for the first quarter of 1998 include operating results for the two months ended February 28, 1998 for DPL's nonutility businesses that were transferred to Conectiv on March 1, 1998. The first quarter of 1998 includes $19.5 million of revenues and a net loss of $3.5 million for the two months of operations of DPL's former nonutility subsidiaries.

DPL had earnings applicable to common stock of $34.5 million for the first quarter of 1999, compared to a loss of $5.9 million in the first quarter of 1998. First quarter 1998 earnings include an after-tax charge of $24.4 million for DPL employee separation costs and other Merger-related costs. Excluding this $24.4 million earnings charge and the $3.5 million operating loss of the nonutility subsidiaries, earnings applicable to common stock were $22.0 million for the first quarter of 1998, compared to $34.5 million for the first quarter of 1999. The $12.5 million earnings increase (after reflecting the aforementioned adjustments to the first quarter of 1998) was primarily attributed to (a) higher regulated retail electric and gas sales, which increased mainly due to colder winter weather than last year, and (b) lower utility operating and maintenance expenses, which decreased mainly due to Merger-related employee separations.

Electric Utility Industry Restructuring

Effect on Revenues

As previously reported, provisions for customer rate reductions included in electric utility industry restructuring legislation become effective when customer choice begins this year in Delaware and next year in Maryland. Without reflecting other factors, the initial reduction in DPL's annual electric revenues due to the restructuring legislation rate reductions implemented in 1999 and 2000 is estimated to be up to $30 million in total. Management expects to offset substantially all of the revenue reductions with, among other things, a productivity improvement and cost reduction program. There can be no assurances, however, that DPL will be able to achieve its productivity improvement and cost reduction goals under the program, or that such productivity improvements and cost reductions as are achieved, will be sufficient to offset these estimated revenue reductions.

Asset Impairments and Charges to Earnings

Management has made a preliminary estimate of the amount of stranded costs not expected to be recovered through regulated electricity delivery rates after the restructuring of the electric utility industry in the states in which DPL operates. The Delaware and Maryland public utility regulatory commissions are expected to issue restructuring orders for DPL which specify the amount and timing of stranded cost recovery by August 31, 1999, and October 1, 1999, respectively. After the orders are received, the financial impact of the restructurings, including charges to earnings, will be finalized and recorded. When the restructuring orders become effective, the electricity supply business of DPL will no longer be subject to the requirements of SFAS No. 71. The discussion below describes the primary immediate expected effect on the results of operations of discontinuing the application of SFAS No. 71 to the electricity supply business.

To estimate the impairment of the electric generating plants of DPL in accordance with GAAP, the book value of each generating plant is first compared to the estimated future net operating cash flows of each generating plant. Any electric generating plant with undiscounted future net cash flows less than book value is considered impaired, and the plant's net future cash flows are discounted. The amount by which the book value of the impaired electric generating plants exceeds their discounted cash flows (or other estimate of fair value) is the estimated impairment amount.

DPL has purchased power contracts expected to be uneconomic when customer choice begins, and the stranded cost amount is estimated to be the net present value of the contracts' costs less the forecasted revenues from sales of the related purchased power.

The total amount that could be charged to earnings, on a consolidated basis, includes (a) the impairment amount for the electric generating plants of DPL,
(b) the stranded cost amount for DPL's purchased power contracts, and (c) regulatory assets of DPL related to its electric generation business. The charge to earnings is reduced by the estimated cost recovery through regulated electricity delivery rates. Based on this methodology (giving effect to estimated cost recoveries), management currently estimates future charges to earnings, after taxes, as a result of electric utility industry restructuring could be approximately $300 million to $425 million.

Expected Sales of Electric Generating Plants

Management also expects to sell some or all of the electric generating plants of DPL. After electric generating plants that are impaired as a result of electric utility industry restructuring are written down to fair value, any sales of the impaired electric generating plants are not expected to result in significant gains or losses. Some of the electric generating plants which are not impaired may be sold at a gain. Under GAAP, the write-down of impaired assets is not reduced by expected future gains on sales of assets which are not impaired by electric utility industry restructuring; the gain on the sale of an asset is recognized when the sale occurs.

DPL's agreements with some of the participants in restructuring proceedings expected to be conducted by the DPSC and with some of the participants in the proceedings being conducted by the MPSC provide that electric rates will not be changed in the event DPL sells or transfers assets. Accordingly, subject to DPSC and MPSC approval of these agreements, the Delaware and Maryland portions of any gains, or losses, realized on the sale of DPL electric generating plants would affect future earnings. There can be no assurances, however, that DPL will elect or be able to sell any such electric generating plants, or that any gains will be realized from such sales of electric generating plants.

Delaware Electric Utility Industry Restructuring Legislation

As previously reported, the Delaware General Assembly passed the Electric Utility Restructuring Act of 1999 (the Delaware Act) on March 25, 1999. On March 31, 1999, the Governor of Delaware signed the Delaware Act. Assuming that a 7.5% rate reduction, as required by the Delaware Act, had been effective as of January 1, 1998, management estimates that the impact on revenue of DPL would have been to decrease revenue during the fiscal year ended December 31, 1998 by approximately $17 million. The Delaware Act makes DPL the provider of default service to customers who do not choose an alternative supplier for a period of 3 or 4 years for non-residential and residential customers, respectively. Thereafter, the DPSC may conduct a bidding process to select the default supplier(s) for such customers. The DPSC also has the authority under the Delaware Act to order DPL to divest its generating assets, as a last resort, to remedy any adverse effects of electricity supply market power. The DPSC also is authorized to establish licensing standards for electricity suppliers. Unless DPL asks the DPSC to make these functions competitive earlier, and the DPSC so orders, metering functions will be performed by DPL for 3 or 4 years after they may choose their electricity suppliers, for non-residential customers and residential customers, respectively. Among other matters, unbundled rates to be charged by DPL during the "rate freeze" periods prescribed by the Delaware Act have been agreed upon by a number of the participants in the restructuring proceeding contemplated by the Delaware Act. Included within the agreement on unbundled rates, which is subject to DPSC approval, DPL would recover $16 million

(Delaware retail basis) of stranded costs, and electric rates would not be changed in the event DPL sells or transfers generating assets.

Maryland Electric Utility Industry Restructuring Legislation

On April 2, 1999, the Maryland General Assembly passed legislation to restructure the electric utility industry (the Maryland Act). On April 8, 1999, the Governor of Maryland signed the Maryland Act. The major elements of the Maryland Act include the following:

(A) Phase-in of retail choice beginning in July 2000, with full choice for all customers by July 2003;

(B) Rate reductions of 3% to 7.5% for residential customers, with rates then held constant for four years;

(C) The deregulation of generating assets sold to a non-affiliate or transferred to an affiliate prior to January 1, 2001;

(D) Recovery of stranded costs and other costs associated with the transition to retail choice through a method to be determined by the MPSC;

(E) Imposition by the MPSC of an environmental surcharge on each kilowatt-hour distributed in Maryland;

(F) The creation of a statewide fund for low-income assistance.

On May 5, 1999, DPL filed a proposed settlement with the MPSC in DPL's pending restructuring proceeding. The proposed settlement is with some parties, including the MPSC Staff and the Office of People's Counsel, but not all parties to the proceeding. Included in the proposed settlement are the following provisions: (i) effective July 1, 2000, all of DPL's Maryland-retail customers will be eligible to select an alternative electricity supplier; (ii) for a period of at least 3 years thereafter, DPL will remain the supplier of "standard offer service" for customers who do not select an alternative electricity supplier; (iii) agreed-upon unbundled rates (including nuclear decommissioning costs and funding for low income energy assistance programs at an estimated level of between $2 and $3 million per year); (iv) the deregulation of DPL's generating facilities, such that electric rates would not be changed in the event DPL sells or transfers generating assets (v) authorization to transfer DPL generating assets to one or more affiliates at net book value; (vi) the recovery of an estimated $8 million (Maryland retail basis) in stranded costs from non-residential customers; (vii) a 7.5% reduction in residential rates effective July 1, 2000 (representing a revenue reduction of approximately $12.5 million; assuming fiscal year 1998 sales and revenue levels) and (viii) effective July 1, 2000, "rate freezes" for 4 years for residential customers and 3 years for non-residential customers, subject to certain adjustments. In addition, under the proposed settlement, effective July 1, 2000, DPL customers with loads in excess of 300 kilowatts (kW) may elect to have meters installed and read by an alternative supplier. Prior to that date, another MPSC proceeding will be initiated to determine the level of and recovery mechanism for any DPL stranded metering costs. Other DPL customers will be eligible for competitive metering on April 1, 2002 as set forth in the Maryland Act. The MPSC is expected to issue an order with respect to the proposed settlement by October 1, 1999.

Virginia Electric Utility Industry Restructuring Legislation

As previously reported, electric utility restructuring legislation was introduced in the Virginia General Assembly on January 21, 1999. The Virginia General Assembly passed the Virginia Electric Utility Restructuring Act (the Virginia Act) on March 25, 1999. On March 29, 1999, the Governor of Virginia signed the Virginia Act.

Delaware Retail Gas Pilot Program

On April 27, 1999, the DPSC approved DPL's plan for a natural gas choice program. Beginning on July 15, 1999, 15,000 current DPL residential natural gas customers and 1,500 current DPL commercial natural gas customers will be able to choose a natural gas supplier other than DPL. DPL's large commercial and industrial customers already have the ability to choose their natural gas suppliers.

Electric Revenues

Details of the changes in the various components of electric revenues for the first quarter of 1999 compared to the first quarter of 1998 are shown below (dollars in millions):

           Non-energy (base rate) revenues         $5.6
           Energy revenues                         (1.8)
           Interchange delivery revenues           17.3
           Revenues from sales not subject
             to price regulation                   23.7
                                                  -----
           Total                                  $44.8
                                                  =====

DPL electric revenues increased by $44.8 million, from $278.4 million for the first quarter of 1998 to $323.2 million for the first quarter of 1999. Merger-related customer base rate decreases reduced DPL's $5.6 million increase in non-energy (or base rate) revenues by approximately $2.3 million. Excluding the effect of the Merger-related customer base rate decreases, non-energy revenues increased $7.9 million primarily due to a 7.2% increase in regulated electric retail kilowatt-hour (kWh) sales. The kWh sales increase was primarily attributed to colder winter weather, which caused greater kWh usage than last year for heating. A 1.7% increase in the number of customers also contributed to the kWh sales increase.

Currently, energy and interchange delivery revenues generally do not affect net income due to energy adjustment clauses as discussed under "Electric Energy Adjustment Clauses" on page I-7 of DPL's 1998 Report on Form 10-K. After restructuring becomes effective, gross margins from supplying electricity (energy supply revenues less energy costs) to current DPL customers are expected to affect DPL's earnings.

Revenues from electric sales not subject to price regulation increased $23.7 million, mainly due to more output sold off-system through the Merchant business. Gross margin percentages earned in markets not subject to price regulation are generally lower than the gross margin percentages earned in regulated retail markets due to product differences, greater volume per customer, and unregulated pricing.

Gas Revenues

Total gas revenues increased by $175.2 million, from $115.8 million to $291.0 million. Details of the changes in the various components of gas revenues for the first quarter of 1999 compared to the first quarter of 1998 are shown below (dollars in millions):

            Non-energy (base rate) revenues        $  2.3
            Energy revenues                           5.3
            Revenues from sales not subject
              to price regulation                   167.6
                                                   ------
               Total                               $175.2
                                                   ======

The increases shown above for non-energy and energy gas revenues were primarily due to a 15.1% increase in residential gas sales (based on cubic feet sold) due to colder winter weather which caused more cubic feet of gas to be used to operate heating systems. Gas energy revenues generally do not affect net income due to the energy adjustment clause, as discussed in DPL's 1998 report on Form 10-K, under "Gas Regulatory Matters" on page I-8.

Gas revenues from sales not subject to price regulation increased $167.6 million mainly due to higher volumes of bulk gas sales. The margin earned from non-price regulated gas sales in excess of related purchased gas costs is relatively small mainly due to the competitive nature of bulk commodity sales.

Other Services Revenues

Total revenues from "Other services" decreased from $22.0 million to $5.5 million. The $16.5 million revenue decrease was primarily due to the transfer of DPL's nonutility subsidiaries to Conectiv on March 1, 1998.

Operating Expenses

Electric Fuel and Purchased Energy Expenses

Electric fuel and purchased energy expenses increased $37.4 million for the three-month period mainly due to more energy supplied for greater volumes of electricity sold off-system and within DPL's service territory.

Gas Purchased

Gas purchased increased from $98.6 million to $271.6 million mainly due to larger volumes of gas purchased for resale off-system and to satisfy higher on-system sales demand due to the colder winter weather.

Other Services' Cost of Sales

Other services' cost of sales decreased by $10.1 million primarily due to the transfer of DPL's nonutility subsidiaries to Conectiv on March 1, 1998.

Employee Separation and Other Merger-Related Costs

The costs for separated employees and other Merger related costs expensed in the first quarter of 1998 were $40.3 million before taxes ($24.4 million after taxes).

Operation and Maintenance Expenses

Operation and maintenance expenses decreased to $60.3 million in the first quarter of 1999 from $79.3 million in the first quarter of 1998. Excluding a $10.6 million decrease due to the transfer of the nonutility subsidiaries to Conectiv on March 1, 1998, operation and maintenance expenses decreased $8.4 million primarily due to fewer employees, cost control measures, and lower pension costs.

Depreciation Expense

Depreciation expense decreased $0.9 million primarily due to the transfer of the nonutility subsidiaries to Conectiv on March 1, 1998.

Financing Costs

Financing costs reflected in the consolidated income statement include interest charges, allowance for funds used during construction (AFUDC), dividends on preferred securities of a subsidiary trust, and dividends on preferred stock. Financing costs decreased $0.4 million for the three-month period mainly due to a lower average amount of debt.

Year 2000

The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates during and beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, is managing Conectiv's response to this situation. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, is coordinating all Year 2000 activities. There are substantial challenges in identifying and correcting the computer and embedded systems critical to generating and delivering power, delivering natural gas and providing other services to customers.

The project team is using a phased approach to managing its activities. The first phase is inventory and assessment of all systems, equipment, and processes. Each identified item was given a criticality rating of high, medium or low. Those items rated as high or medium are then subject to the second phase of the project. The second phase is determining and implementing corrective action for the systems, equipment and processes, and concludes with a test of the unit being remediated. The third phase is system testing and compliance certification. Additionally, the project team is updating existing outage contingency plans to address Year 2000 issues.

Overall, Conectiv's Year 2000 Project covers approximately 140 different systems (some with numerous components) that had been originally identified as high or medium in criticality. However, only 21 of those 140 systems are essential for Conectiv to provide electric and gas service to its customers. The Year 2000 Project team is focusing on these 21 systems, with additional work on the other systems continuing based on their relative importance to Conectiv's businesses.

The following chart sets forth the current estimated completion percentage of the 140 different systems in the Year 2000 Project by major business group, and for the information technology systems used in managing Conectiv's business. Conectiv expects to continue to see significant progress in remediation and testing over the next quarter based on work that is in process and material that has been ordered or already received.

                            Inventory and   Corrective Action/   System Testing/
Business Group                Assessment       Unit Testing         Compliance
---------------------       -------------   ------------------   ---------------
Business systems                 100%               95%               75%
Power production                 100%               55%               40%
Electricity distribution         100%               55%               15%
Gas delivery                     100%               90%               90%
Competitive services             100%              100%               50%-90%

Conectiv is also contacting vendors and service providers to review remediation of their Year 2000 issues. Many aspects of Conectiv's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas to allow DPL to generate electricity.

Distribution of electricity is dependent on the overall reliability of the electric grid. DPL is cooperating with the North American Electric Reliability Council (NERC) and the PJM Interconnection in Year 2000 remediation and contingency planning efforts. Recent reports issued by NERC indicate a diminished risk of disruption to the electric grid caused by Year 2000 issues. Conectiv's Year 2000 Project timeline is generally in-line with the recommendations of those groups. Two small DPL generating units for which remediation will be complete by June, 1999, are scheduled for testing in September to coincide with a previously scheduled outage. These units represent about 6% of DPL's generating capacity and will be tested earlier if an appropriate outage occurs. Testing that has already taken place at similar units that have been remediated indicated no year 2000 problems.

In addition, DPL participated in the first of two NERC drills on April 9, 1999; a small number of manageable issues were identified and are being addressed. DPL will also participate in the second NERC drill set scheduled for September 9, 1999 and will conduct its own drill.

Conectiv has incurred approximately $5.7 million in costs for the Year 2000 Project. Current estimates of the costs for the Year 2000 Project range from $10 million to $15 million. These estimates could change significantly as the Year 2000 Project progresses. The costs set forth above do not include several significant expenditures covering new systems, such as Conectiv's SAP business, financial and human resources management system and an Energy Control System. While these new systems effectively remediated Year 2000 problems in the systems they replaced, Conectiv is not reporting the expenditures on these systems in its costs for the Year 2000 Project, because the new systems were installed principally for other reasons.

Since the project team is still in the process of assessing and correcting impacted systems, equipment and processes, DPL cannot with certainty determine whether the Year 2000 issue might cause disruptions to its operations and impact related costs and revenues. DPL assesses the status of the Year 2000 Project on at least a monthly basis to determine the likelihood of disruption. Based on its own Year 2000 program, as well as reports from NERC and other utilities, management believes it is unlikely that significant Year 2000 related disruption will occur. However, any substantial disruption to DPL's operations could negatively impact DPL's revenues, significantly impact its customers and could generate legal claims against DPL. DPL's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.

Liquidity and Capital Resources

Net cash provided by operating activities was $81.4 million for the three months ended March 31, 1999 compared to $79.6 million for the three months ended March 31, 1998, a $1.8 million increase.

Net cash provided by operating activities for the three months ended March 31, 1999 was used primarily for $23.8 million of capital expenditures and to repay $21.7 million of short-term debt.

Primarily due to over-collections of energy costs from utility customers, DPL's liability for deferred energy costs was $15.7 million as of March 31, 1999. These over-collections of energy costs will be returned to customers via lower energy rates, which will reduce net cash provided by operating activities as the energy business of DPL is restructured.

DPL's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Method are shown below:

                                12 Months           Year Ended December 31,
                                  Ended        --------------------------------
                              March 31, 1999   1998   1997   1996   1995   1994
                              --------------   ----   ----   ----   ----   ----
Ratio of Earnings to:
  Fixed Charges (SEC Method)       3.66        2.92   2.83   3.33   3.54   3.49
  Fixed Charges and
    Preferred Stock
    Dividends (SEC Method)         3.40        2.72   2.63   2.83   2.92   2.85

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will," "anticipate," "estimate," "expect," "objective," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation of energy supply and the unbundling of delivery services; an increasingly competitive marketplace; results of any asset dispositions; sales retention and growth; federal and state regulatory actions; future litigation results; costs of construction; operating restrictions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. DPL undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by DPL prior to the effective date of the Litigation Reform Act.

                           PART II. OTHER INFORMATION

Item 5. Other Information

The following information updates the disclosure regarding Air Quality Regulations on page I-10 of DPL's 1998 Report on Form 10-K.

On March 1, 1999, the State of Delaware Department of Natural Resources and Environmental Control (DNREC) re-issued final "post-RACT" NOx control regulations requiring attainment of summer seasonal emission reductions of up to 65% below 1990 levels by May 1999 through reduced emissions or the procurement of NOx emission allowances. DPL is working toward compliance with the regulations by installing control technology and trying to secure NOx allowances. The short time period between initial proposal of the regulations in October 1997 and the May 1999 compliance date, uncertainty regarding the successful implementation of control technologies in the short term, inadequate time for development of an allowance trading market and the regulations' stringent penalties for non-compliance, have prompted DPL to challenge the regulations before the Environmental Appeals Board and in Delaware Superior Court. Management cannot predict the outcome of this litigation.

Similar post-RACT regulations issued in Maryland were vacated in February 1999 by the Maryland Circuit Court for Baltimore City in response to a challenge by other Maryland utilities. Accordingly, the Company's Maryland units are not required to comply with post-RACT requirements during the 1999 summer ozone season.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 12-A, Computation of Ratio of Earnings to Fixed Charges

Exhibit 12-B, Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27, Financial Data Schedule

Reports on Form 8-K

On January 26, 1999, DPL filed a Report on Form 8-K under Item 5, Other Events, concerning proposed legislation in Delaware to restructure the electric utility industry.

On April 14, 1999, DPL filed a Report on Form 8-K under Item 5, Other Events, concerning electric utility industry restructuring legislation in Delaware, Maryland, and Virginia.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Delmarva Power & Light Company
                                     ------------------------------
                                              (Registrant)


Date: May 13, 1999                   /s/ John C. van Roden
      ------------                   -------------------------------------
                                     John C. van Roden, Senior Vice
                                     President and Chief Financial Officer