Form 10-Q
period 1999-06-30
DELMARVA POWER & LIGHT CO /DE/
filed 1999-08-13
CIK 27879

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[Mark one]

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1999
                               -------------------------

                                      OR

/_/   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                              Yes   X       No ____
                                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

All 1,000 issued and outstanding shares of Delmarva Power & Light Company common stock, $2.25 per share par value, are owned by Conectiv

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------

                               Table of Contents
                               -----------------

                                                                       Page No.
                                                                       --------
Part I.   Financial Information:

               Consolidated Statements of Income for the three and
               six months ended June 30, 1999 and 1998..............        1

               Consolidated Balance Sheets as of June 30, 1999
               and December 31, 1998................................      2-3

               Consolidated Statements of Cash Flows for the
               six months ended June 30, 1999 and 1998..............        4

               Notes to Consolidated Financial Statements...........      5-9

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................    10-19

Part II.  Other Information and Signature...........................    20-21

                         Part I. FINANCIAL INFORMATION
                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                            Three Months Ended             Six Months Ended
                                                                                  June 30,                     June 30,
                                                                        ---------------------------    ------------------------
                                                                           1999             1998          1999          1998
                                                                        ----------       ----------    ----------    ----------
OPERATING REVENUES
    Electric                                                            $  309,334       $  287,176    $  630,232    $  565,552
    Gas                                                                    131,391           72,850       422,382       188,593
    Other services                                                          10,077            2,352        17,895        24,343
                                                                        ----------       ----------    ----------    ----------
                                                                           450,802          362,378     1,070,509       778,488
                                                                        ----------       ----------    ----------    ----------

OPERATING EXPENSES
    Electric fuel and purchased energy                                     137,219          121,262       291,454       238,138
    Gas purchased                                                          119,199           62,543       390,812       161,171
    Other services' cost of sales                                            7,470              665        15,529        16,039
    Purchased electric capacity                                             12,359            9,290        21,832        18,102
    Employee separation and other merger-related costs                           -          (14,277)            -        26,061
    Operation and maintenance                                               68,469           62,618       126,459       142,437
    Depreciation                                                            32,865           32,979        65,667        66,710
    Taxes other than income taxes                                           11,675            8,961        20,000        18,404
                                                                        ----------       ----------    ----------    ----------
                                                                           389,256          284,041       931,753       687,062
                                                                        ----------       ----------    ----------    ----------
OPERATING INCOME                                                            61,546           78,337       138,756        91,426
                                                                        ----------       ----------    ----------    ----------

OTHER INCOME
    Allowance for equity funds used
      during construction                                                      245              608           835           915
    Other income                                                                65           (1,657)        2,787          (799)
                                                                        ----------       ----------    ----------    ----------
                                                                               310           (1,049)        3,622           116
                                                                        ----------       ----------    ----------    ----------

INTEREST EXPENSE
    Interest charges                                                        19,822           21,178        40,342        41,996
    Allowance for borrowed funds used during
      construction and capitalized interest                                   (260)            (360)         (752)       (1,082)
                                                                        ----------       ----------    ----------    ----------
                                                                            19,562           20,818        39,590        40,914
                                                                        ----------       ----------    ----------    ----------

DIVIDENDS ON PREFERRED SECURITIES
    OF A SUBSIDIARY TRUST                                                    1,422            1,422         2,844         2,844
                                                                        ----------       ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                                                  40,872           55,048        99,944        47,784

INCOME TAXES                                                                16,279           21,973        39,737        19,565
                                                                        ----------       ----------    ----------    ----------

NET INCOME                                                                  24,593           33,075        60,207        28,219

DIVIDENDS ON PREFERRED STOCK                                                   919            1,086         1,992         2,172
                                                                        ----------       ----------    ----------    ----------
EARNINGS APPLICABLE TO COMMON STOCK                                     $   23,674       $   31,989    $   58,215    $   26,047
                                                                        ==========       ==========    ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                           June 30,         December 31,
                                                                             1999               1998
                                                                         ------------      --------------
                     ASSETS
                     ------

Current Assets
     Cash and cash equivalents                                           $      8,856      $        1,761
     Accounts receivable                                                      234,216             273,531
     Accounts receivable from associated companies                              3,199               2,325
     Inventories, at average cost
        Fuel (coal, oil and gas)                                               31,709              44,212
        Materials and supplies                                                 40,153              39,323
     Prepayments                                                                6,730              10,735
     Deferred income taxes, net                                                14,095              13,061
                                                                         ------------      --------------
                                                                              338,958             384,948
                                                                         ------------      --------------

Investments
     Funds held by trustee                                                     66,519              60,208
     Notes receivable                                                             757                   -
     Other investments                                                          1,032               1,103
                                                                         ------------      --------------
                                                                               68,308              61,311
                                                                         ------------      --------------

Property, Plant and Equipment
     Electric utility plant                                                 3,095,287           3,049,099
     Gas utility plant                                                        254,262             249,383
     Common utility plant                                                     152,204             158,109
                                                                         ------------      --------------
                                                                            3,501,753           3,456,591
     Less: Accumulated depreciation                                         1,554,098           1,492,182
                                                                         ------------      --------------
     Net utility plant in service                                           1,947,655           1,964,409
     Utility construction work-in-progress                                    131,730             138,496
     Leased nuclear fuel, at amortized cost                                    25,196              28,325
     Nonutility property, net                                                   3,700               4,560
     Goodwill, net                                                             70,929              71,914
                                                                         ------------      --------------
                                                                            2,179,210           2,207,704
                                                                         ------------      --------------

Deferred Charges and Other Assets
     Prepaid employee benefits costs                                          108,923              94,354
     Unamortized debt expense                                                  11,789              12,140
     Deferred debt refinancing costs                                           14,919              16,180
     Deferred recoverable income taxes                                         82,022              82,211
     Other                                                                     44,383              46,003
                                                                         ------------      --------------
                                                                              262,036             250,888
                                                                         ------------      --------------

Total Assets                                                             $  2,848,512      $    2,904,851
                                                                         ============      ==============

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                       June 30,             December 31,
                                                                                         1999                   1998
                                                                                     -------------         --------------
          CAPITALIZATION AND LIABILITIES
          ------------------------------

Current Liabilities
     Short-term debt                                                                 $      12,000         $       21,700
     Long-term debt due within one year                                                      1,545                 31,287
     Variable rate demand bonds                                                             71,500                 71,500
     Accounts payable                                                                      132,303                177,859
     Taxes accrued                                                                          19,779                 16,257
     Interest accrued                                                                       18,965                 20,604
     Dividends payable                                                                      22,118                 23,615
     Current capital lease obligation                                                       12,487                 12,481
     Deferred energy costs                                                                   9,812                    413
     Accrued employee separation and
        other merger-related costs                                                             669                  2,509
     Other                                                                                  22,391                 27,586
                                                                                     -------------         --------------
                                                                                           323,569                405,811
                                                                                     -------------         --------------

Deferred Credits and Other Liabilities
     Deferred income taxes, net                                                            466,992                461,800
     Deferred investment tax credits                                                        36,103                 37,382
     Long-term capital lease obligation                                                     13,828                 17,003
     Other                                                                                  33,719                 19,747
                                                                                     -------------         --------------
                                                                                           550,642                535,932
                                                                                     -------------         --------------

Capitalization
     Common stock, $2.25 par value; shares authorized:
        1,000,000 ; shares outstanding: 1,000                                                    2                      2
     Additional paid-in capital                                                            528,893                528,893
     Retained earnings                                                                     335,148                322,599
                                                                                     -------------         --------------
        Total common stockholder's equity                                                  864,043                851,494
     Cumulative preferred stock                                                             89,703                 89,703
     DPL obligated mandatorily redeemable preferred
        securities of subsidiary trust holding solely DPL
        debentures                                                                          70,000                 70,000
     Long-term debt                                                                        950,555                951,911
                                                                                     -------------         --------------
                                                                                         1,974,301              1,963,108
                                                                                     -------------         --------------

Total Capitalization and Liabilities                                                 $   2,848,512         $    2,904,851
                                                                                     =============         ==============

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                        -----------------------------------
                                                                             1999                 1998
                                                                        --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $       60,207       $       28,219
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                             70,829               70,900
      Allowance for equity funds used during construction                         (835)                (915)
      Deferred income taxes, net                                                 4,347               (6,010)
      Investment tax credit adjustments, net                                    (1,280)              (1,280)
      Net change in:
         Accounts receivable                                                    39,173              (14,361)
         Inventories                                                            11,673               14,692
         Accounts payable                                                      (45,556)             (11,785)
         Other current assets and liabilities (1)                                8,254               45,922
   Other, net                                                                    3,735                3,262
                                                                        --------------       --------------
   Net cash provided by operating activities                                   150,547              128,644
                                                                        --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired                                   -               (8,970)
   Capital expenditures                                                        (46,065)             (45,554)
   Net cash of nonutility subsidiaries transferred to Conectiv                       -              (18,138)
   Deposits to nuclear decommissioning trust funds                              (2,128)              (2,120)
   Other, net                                                                      (55)                 150
                                                                        --------------       --------------
   Net cash used by investing activities                                       (48,248)             (74,632)
                                                                        --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Common dividends paid                                                       (47,298)             (47,413)
   Preferred dividends paid                                                     (1,856)              (2,265)
   Long-term debt issued                                                             -               33,000
   Common stock issued                                                               -                   63
   Long-term debt redeemed                                                     (31,187)             (26,029)
   Common stock purchased                                                            -               (1,983)
   Principal portion of capital lease payments                                  (5,162)              (4,190)
   Net change in short-term debt                                                (9,700)             (17,979)
   Cost of issuances and refinancings                                               (1)                (259)
                                                                        --------------       --------------
   Net cash used by financing activities                                       (95,204)             (67,055)
                                                                        --------------       --------------
   Net change in cash and cash equivalents                                       7,095              (13,043)
   Cash and cash equivalents at beginning of period                              1,761               35,339
                                                                        --------------       --------------
   Cash and cash equivalents at end of period                           $        8,856       $       22,296
                                                                        ==============       ==============

(1) Other than debt and deferred income taxes classified as current.

See accompanying Notes to Consolidated Financial Statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
            ------------------------------------------------------

1.   Financial Statement Presentation
     --------------------------------

The consolidated financial statements include the accounts of Delmarva Power & Light Company (DPL) and its wholly-owned subsidiaries. On March 1, 1998, DPL transferred its former nonutility subsidiaries to Conectiv in conjunction with the Merger discussed in Note 4 to DPL's 1998 Consolidated Financial Statements included in DPL's 1998 Report on Form 10-K. As a result of the transfer, the Consolidated Statement of Income for the three months ended June 30, 1999, and 1998, and the six months ended June 30, 1999, do not include any operating results for the former DPL nonutility subsidiaries. The Consolidated Statement of Income for the six months ended June 30, 1998, includes the former nonutility subsidiaries' operating results for the two months ended February 28, 1998. As of March 1, 1998, DPL's only significant remaining wholly-owned subsidiary was Delmarva Power Financing I.

Certain reclassifications, not affecting net income, have been made to conform amounts previously reported to the current presentation. The financial statements reflect all adjustments necessary in the opinion of DPL's management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures which would substantially duplicate the disclosures in DPL's 1998 Report on Form 10-K have been omitted. Accordingly, DPL's consolidated condensed interim financial statements contained herein should be read in conjunction with DPL's 1998 Report on Form 10-K and Part II of this Report on Form 10-Q for additional relevant information.

2.   Employee Separation and Other Merger-Related Costs
     --------------------------------------------------

In 1998, enhanced retirement offers and other employee separation programs were utilized to reduce DPL's workforce. The costs for separated DPL employees and other Merger-related costs expensed in the first six months of 1998 were $26.0 million before taxes, reducing net income by $15.8 million. The $26.0 million charge to expense was net of a $42.3 million gain from curtailments and settlements of pension and other postretirement benefits, based on actual settlements through June 30, 1998. For the three months ended June 30, 1998, gains on settlements of pension obligations ($13.3 million) and revised cost estimates ($1.0 million) caused pre-tax expenses to decrease by $14.3 million ($8.6 million after taxes).

3.   Debt
     ----

In May 1999, DPL repaid at maturity $30.0 million of 7.50% Medium Term Notes. In June 1999, DPL repaid $1.2 million of 6.95% Amortizing First Mortgage Bonds.

4.   Rate Matters
     ------------

The following information updates the disclosures previously reported in Note 6, "Rate Matters," to DPL's Consolidated 1998 Financial Statements included in DPL's 1998 Report on Form 10-K.

Delaware Electric Utility Restructuring Legislation

As previously reported, the Governor of Delaware signed the Electric Utility Restructuring Act of 1999 (the Delaware Act) on March 31, 1999. The Delaware Act phases-in customer choice of electricity suppliers during the period from October 1999 to October 2000. Assuming that a 7.5% rate reduction, as required by the Delaware Act, had been effective as of January 1, 1998, management estimates that the impact on revenue of DPL would have been to decrease revenue during the fiscal year ended December 31, 1998 by approximately $17 million. Under the Delaware Act, after the 7.5% rate reduction is implemented in October 1999, customer rates are held constant for 3 to 4 years, depending on customer rate class.

The Delaware Act makes DPL the provider of default service to customers who do not choose an alternative supplier for a period of 3 or 4 years for non-residential and residential customers, respectively. Thereafter, the Delaware Public Service Commission (DPSC) may conduct a bidding process to select the default supplier for such customers. The DPSC also has the authority under the Delaware Act to order DPL to divest its generating assets, as a last resort, to remedy any adverse effects of electricity supply market power. The DPSC also is authorized to establish licensing standards for electricity suppliers. Unless DPL asks the DPSC to make these functions competitive earlier, and the DPSC so orders, metering functions will be performed by DPL for 3 or 4 years after they may choose their electricity suppliers, for non-residential customers and residential customers, respectively.

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

Implementation of the Delaware Act is being overseen by the DPSC in several separate but related proceedings. The DPSC is expected to issue orders in these proceedings by August 31, 1999.


Maryland Electric Utility Restructuring Legislation

On April 2, 1999, the Maryland General Assembly passed the Electric Customer Choice and Competition Act of 1999 (the Maryland Act). On April 8, 1999, the Governor of Maryland signed the Maryland Act. The major elements of the Maryland Act include the following:


(A) Phase-in of retail choice beginning in July 2000, with full choice for all customers by July 2003;

(B) Rate reductions of 3% to 7.5% for residential customers, with rates then held constant for four years;

(C) The deregulation of generating assets sold to a non-affiliate or transferred to an affiliate prior to January 1, 2001;

(D) Recovery of stranded costs and other costs associated with the transition to retail choice through a method to be determined by the Maryland Public Service Commission (MPSC);

(E) Imposition by the MPSC of an environmental surcharge on each kilowatt-hour distributed in Maryland;

(F) The creation of a statewide fund for low-income assistance.

On May 5, 1999, DPL filed a proposed settlement, which was supplemented on August 4, 1999 to include an additional party, with the MPSC in DPL's pending restructuring proceeding. The proposed settlement is with most parties to the proceeding, including the MPSC Staff and the Office of People's Counsel. Included in the proposed settlement are the following provisions: (i) effective July 1, 2000, all of DPL's Maryland-retail customers will be eligible to select an alternative electricity supplier; (ii) for a period of at least 3 years thereafter, DPL will remain the supplier of "standard offer service" for customers who do not select an alternative electricity supplier; (iii) agreed-upon unbundled rates (including nuclear decommissioning costs and funding for low income energy assistance programs at an estimated level of between $2 and $3 million per year); (iv) the deregulation of DPL's generating facilities, such that electric rates would not be changed in the event DPL sells or transfers generating assets; (v) authorization to transfer DPL generating assets to one or more affiliates at net book value; (vi) the recovery of an estimated $8 million (Maryland retail basis) in stranded costs from non-residential customers; (vii) a 7.5% reduction in residential rates effective July 1, 2000 (representing a revenue reduction of approximately $12.5 million, on an annualized basis, assuming fiscal year 1998 sales and revenue levels); and (viii) effective July 1, 2000, "rate freezes" for 4 years for residential customers and 3 years for non-residential customers, subject to certain adjustments. In addition, under the proposed settlement, effective July 1, 2000, DPL customers with loads in excess of 300 kilowatts (kW) may elect to have meters installed and read by an alternative supplier. Prior to that date, another MPSC proceeding will be initiated to determine the level of and recovery mechanism for, any DPL stranded metering costs. Other DPL customers will be eligible for competitive metering on April 1, 2002, as set forth in the Maryland Act.

The MPSC is expected to issue an order with respect to the proposed settlement by October 1, 1999.

Virginia Electric Utility Industry Restructuring Legislation

The Virginia Electric Utility Restructuring Act, signed into law on March 29, 1999, phases-in retail electric competition beginning January 1, 2002.

Asset Impairments and Charges to Earnings

Management has made a preliminary estimate of the amount of stranded costs not expected to be recovered through regulated electricity delivery rates after the restructuring of the electric utility industry in Delaware and Maryland. Based on the expected Delaware and Maryland restructuring orders, management expects that, in the third and/or fourth quarters of 1999, DPL's electricity supply business in Delaware and Maryland will no longer be subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, DPL expects to apply the requirements of SFAS No. 101 "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71," and record an extraordinary charge to earnings. As discussed below, the portion of the expected extraordinary charge related to the impairment of assets is determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."

To estimate the impairment of electric generating plants of DPL in accordance with SFAS No. 121, the book value of each generating plant is first compared to the estimated future net operating cash flows of each generating plant. Any electric generating plant with undiscounted future net cash flows less than book value is considered impaired, and the plant's net future cash flows are discounted. The amount by which the book value of the impaired electric generating plants exceeds their discounted cash flows (or other estimate of fair value) is the estimated impairment amount.

DPL has purchased power contracts expected to be uneconomic when customer choice begins, and the stranded cost amount associated with these arrangements is estimated to be the net present value of the contracts' costs less the forecasted revenues from sales of the related purchased power.

The total amount that could be charged to earnings, on a consolidated basis, includes (a) the impairment amount for the electric generating plants of DPL,
(b) the stranded cost amount for DPL's purchased power contracts, and (c) regulatory assets of DPL related to its electric generation business. The charge to earnings is reduced by the estimated cost recovery through regulated electricity delivery rates. Based on this methodology (giving effect to estimated cost recoveries), management currently estimates that the electric utility industry restructuring will result in an extraordinary after-tax charge to earnings during the third and/or fourth quarter of 1999 of approximately $300 million to $425 million.

Expected Sales of Electric Generating Plants

On May 11, 1999, Conectiv announced strategic and financial initiatives that included the intention to solicit bids for the sale of over 2,000 megawatts (MW) of DPL's and Atlantic City Electric Company's (ACE's) nuclear and non-strategic baseload fossil electric generating plants. Conectiv intends to retain certain electric generating plants which are strategic to Conectiv's energy business. In June and July 1999, Conectiv distributed offering memoranda for the proposed sale of fossil and jointly-owned nuclear electric generating plants. Assuming the auction process goes as planned, the divestiture of the electric generating plants is expected to be completed by mid-2000. A summary of DPL's electric generating plants which have been offered for sale are shown in the table on the following page.

                          DPL Generating Units
                         ----------------------
                           MW of       Net Book
                         Capacity     Value (a)
                         ---------    ---------
Fossil Units:
 Wholly-owned               954.0       $284.7
 Jointly-owned              126.8         32.3
Jointly-owned
 nuclear units              331.0        245.5
                          -------       ------
                          1,411.8       $562.5
                          =======       ======

    (a) Net book value is as of December 31, 1998, and is stated in millions of dollars.

The net book value of some of the electric generating units offered for sale is expected to be written down in 1999 due to the impairment resulting from deregulation of DPL's electricity supply business. Since an impaired electric generating unit is written down to its estimated fair market value net of estimated selling costs, the sale of an impaired electric generating plant is not expected to result in a significant gain or loss. Some of the electric generating plants which are not impaired may be sold at a gain. Under generally accepted accounting principles, the write-down of impaired assets is not reduced by expected future gains on sales of assets which are not impaired by electric utility industry restructuring; the gain on the sale of an asset is recognized when the sale occurs.

DPL's agreements with some participants in restructuring proceedings being conducted by the DPSC and MPSC provide that electric rates will not be changed in the event DPL sells or transfers assets. Accordingly, subject to DPSC and MPSC approval of these agreements, the Delaware and Maryland portions of any gains, or losses, realized on the sale of DPL electric generating plants would affect future earnings. There can be no assurances, however, that DPL will elect or be able to sell any such electric generating plants, or that any gains will be realized from such sales of electric generating plants.

5.  Contingencies
    -------------

Environmental Matters
---------------------

DPL is subject to regulation with respect to the environmental effect of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. DPL is currently a potentially responsible party at three federal superfund sites. At one of these sites, DPL has resolved its liability for clean up costs through a de minimis settlement with the government. At this site, DPL may be liable for a claim by the state or federal government for natural resource damages. DPL also is alleged to be a third-party contributor at three other federal superfund sites. DPL also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. Also, in August 1998, the Delaware Department of Natural Resources and Environmental Control notified DPL that it is a potentially responsible party liable for clean-up of the Wilmington Public Works Yard as a former owner of the property. There is $2 million included in DPL's current liabilities as of December 31, 1998, and June 30, 1999, for clean-up and other potential costs related to these sites. DPL does not expect such future costs to have a material effect on DPL's financial position or results of operations.

Nuclear Insurance
-----------------

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

6.  Supplemental Cash Flow Information
    ----------------------------------

                                                   Six Months Ended
                                                       June 30,
                                                  -------------------
Cash paid for                                       1999       1998
                                                  --------   --------
(Dollars in thousands)
  Interest, net of amounts capitalized             $39,527    $40,444
  Income taxes, net of refunds                     $36,316    $17,120

7.  Segments
    --------

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

8.  Accounting for Energy Trading and Risk Management Activities
    ------------------------------------------------------------

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delays the required implementation date for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," until all fiscal quarters of all fiscal years beginning after June 15, 2000. Reporting entities may elect to adopt SFAS No. 133 prior to the required implementation date. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as assets or liabilities in the balance sheet and be measured at fair value. Under specified conditions, a derivative may be designated as a hedge. The change in the fair value of derivatives which are not designated as hedges is recognized in earnings. For derivatives designated as hedges of changes in the fair value of an asset or liability, or as a hedge of exposure to variable cash flows of a forecasted transaction, earnings are affected to the extent the hedge does not match offsetting changes in the hedged item. DPL currently cannot determine the effect that SFAS No. 133 will have on its financial statements.

On January 1, 1999, DPL adopted Emerging Issues Task Force (EITF) consensus 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" under which contracts entered into in connection with energy trading activities are marked to market, with gains and losses (unrealized and realized) included in earnings. Implementation of EITF 98-10 did not have a material impact on net income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

Earnings Summary
----------------

DPL's earnings applicable to common stock were $23.7 million and $32.0 million for the three months ended June 30, 1999, and 1998, respectively. After excluding from second quarter 1998 earnings an $8.6 million non-recurring gain primarily for settling pension obligations to separated employees, the variance in second quarter earnings was minimal. For the regulated utility business, additional gross margin from higher retail electric sales was offset by the impact of lower resale sales. The non-regulated electric and gas businesses, including bulk Merchant sales and competitive retail sales, earned a higher amount of gross margin on increased sales volume, which was offset by higher operation and maintenance expenses.

DPL's earnings applicable to common stock were $58.2 million for the six months ended June 30, 1999, compared to $26.0 million for the six months ended June 30, 1998. Earnings for last year's six-month period were reduced by an after-tax charge of $15.8 million for DPL employee separation costs and other Merger-related costs and a $3.5 million operating loss for the nonutility subsidiaries which were transferred to Conectiv on March 1, 1998. After excluding these two items from last year's six-month period earnings, the current six-month period earnings increased by $12.9 million compared to the same period last year primarily due to (a) higher regulated retail electric and gas sales, which increased mainly due to colder winter weather than last year, (b) a higher amount of gross margin from non-regulated electric and gas sales mainly due to sales volume, and (c) lower utility operating and maintenance expenses, which decreased mainly due to prior year Merger-related employee separations.

Electric Utility Industry Restructuring
---------------------------------------

Revenue Reductions and Earnings Impact

As previously reported, provisions for customer rate reductions included in electric utility industry restructuring legislation become effective when customer choice begins in October 1999 in Delaware, and in July 2000 in Maryland. Without reflecting other factors, the initial reduction in DPL's annual electric utility revenues due to the restructuring legislation rate reductions is estimated to be approximately $30 million in total (on an annualized basis, assuming fiscal year 1998 sales and revenues).

DPL's future earnings will also be affected by its ability to achieve cost reductions and streamline operations. A productivity improvement and cost reduction program was announced in May 1999 which seeks to reduce costs over the next 12 to 18 months. Depreciation costs for generating assets will also decrease due to a lower book value after impairment write-downs. Also, certain costs which had previously been deferred under SFAS No. 71 will now be charged to expense in the period incurred.

Delaware Electric Utility Restructuring Legislation

As previously reported, the Governor of Delaware signed the Electric Utility Restructuring Act of 1999 (the Delaware Act) on March 31, 1999. The Delaware Act phases-in customer choice of electricity suppliers during the period from October 1999 to October 2000. Assuming that a 7.5% rate reduction, as required by the Delaware Act, had been effective as of January 1, 1998, management estimates that the impact on revenue of DPL would have been to decrease revenue during the fiscal year ended December 31, 1998 by approximately $17 million. Under the Delaware Act, after the 7.5% rate reduction is implemented in October 1999, customer rates are held constant for 3 to 4 years, depending on customer rate class.

The Delaware Act makes DPL the provider of default service to customers who do not choose an alternative supplier for a period of 3 or 4 years for non-residential and residential customers, respectively. Thereafter, the DPSC may conduct a bidding process to select the default supplier for such customers. The DPSC also has the authority under the Delaware Act to order DPL to divest its generating assets, as a last resort, to remedy any adverse effects of electricity supply market power. The DPSC also is authorized to establish licensing standards for electricity suppliers. Unless DPL asks the DPSC to make these functions competitive earlier, and the DPSC so orders, metering functions will be performed by DPL for 3 or 4 years after they may choose their electricity suppliers, for non-residential customers and residential customers, respectively.

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

Implementation of the Delaware Act is being overseen by the DPSC in several separate but related proceedings. The DPSC is expected to issue orders in these proceedings by August 31, 1999.

Maryland Electric Utility Restructuring Legislation

On April 2, 1999, the Maryland General Assembly passed the Electric Customer Choice and Competition Act of 1999 (the Maryland Act). On April 8, 1999, the Governor of Maryland signed the Maryland Act. The major elements of the Maryland Act include the following:

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

On May 5, 1999, DPL filed a proposed settlement, which was supplemented on August 4, 1999 to include an additional party, with the MPSC in DPL's pending restructuring proceeding. The proposed settlement is with most parties to the proceeding, including the MPSC Staff and the Office of People's Counsel. Included in the proposed settlement are the following provisions: (i) effective July 1, 2000, all of DPL's Maryland-retail customers will be eligible to select an alternative electricity supplier; (ii) for a period of at least 3 years thereafter, DPL will remain the supplier of "standard offer service" for customers who do not select an alternative electricity supplier; (iii) agreed-upon unbundled rates (including nuclear decommissioning costs and funding for low income energy assistance programs at an estimated level of between $2 and $3 million per year); (iv) the deregulation of DPL's generating facilities, such that electric rates would not be changed in the event DPL sells or transfers generating assets; (v) authorization to transfer DPL generating assets to one or more affiliates at net book value; (vi) the recovery of an estimated $8 million (Maryland retail basis) in stranded costs from non-residential customers; (vii) a 7.5% reduction in residential rates effective July 1, 2000 (representing a revenue reduction of approximately $12.5 million, on an annualized basis, assuming fiscal year 1998 sales and revenue levels); and (viii) effective July 1, 2000, "rate freezes" for 4 years for residential customers and 3 years for non-residential customers, subject to certain adjustments. In addition, under the proposed settlement, effective July 1, 2000, DPL customers with loads in excess of 300 kW may elect to have meters installed and read by an alternative supplier. Prior to that date, another MPSC proceeding will be initiated to determine the level of and recovery mechanism for, any DPL stranded metering costs. Other DPL customers will be eligible for competitive metering on April 1, 2002, as set forth in the Maryland Act.

The MPSC is expected to issue an order with respect to the proposed settlement by October 1, 1999.

Virginia Electric Utility Industry Restructuring Legislation

The Virginia Electric Utility Restructuring Act, signed into law on March 29, 1999, phases-in retail electric competition beginning January 1, 2002.

Asset Impairments and Charges to Earnings

Management has made a preliminary estimate of the amount of stranded costs not expected to be recovered through regulated electricity delivery rates after the restructuring of the electric utility industry in Delaware and Maryland. Based on the expected Delaware and Maryland restructuring orders, management expects that, in the third and/or fourth quarters of 1999, DPL's electricity supply business in Delaware and Maryland will no longer be subject to the requirements of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, DPL expects to apply the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71," and record an extraordinary charge to earnings. As discussed below, the portion of the expected extraordinary charge related to the impairment of assets is determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."

To estimate the impairment of electric generating plants of DPL in accordance with SFAS No. 121, the book value of each generating plant is first compared to the estimated future net operating cash flows of each generating plant. Any electric generating plant with undiscounted future net cash flows less than book value is considered impaired, and the plant's net future cash flows are discounted. The amount by which the book value of the impaired electric generating plants exceeds their discounted cash flows (or other estimate of fair value) is the estimated impairment amount.

DPL has purchased power contracts expected to be uneconomic when customer choice begins, and the stranded cost amount associated with these arrangements is estimated to be the net present value of the contracts' costs less the forecasted revenues from sales of the related purchased power.

The total amount that could be charged to earnings, on a consolidated basis, includes (a) the impairment amount for the electric generating plants of DPL,
(b) the stranded cost amount for DPL's purchased power contracts, and (c) regulatory assets of DPL related to its electric generation business. The charge to earnings is reduced by the estimated cost recovery through regulated electricity delivery rates. Based on this methodology (giving effect to estimated cost recoveries), management currently estimates that the electric utility industry restructuring will result in an extraordinary after-tax charge to earnings during the third and/or fourth quarter of 1999 of approximately $300 million to $425 million.

Expected Sales of Electric Generating Plants

On May 11, 1999, Conectiv announced strategic and financial initiatives that included the intention to solicit bids for the sale of over 2,000 MW of DPL's and ACE's nuclear and non-strategic baseload fossil electric generating plants. Conectiv intends to retain certain electric generating plants which are strategic to Conectiv's energy business. In June and July 1999, Conectiv distributed offering memoranda for the proposed sale of fossil and jointly-owned nuclear electric generating plants. Assuming the auction process goes as planned, the divestiture of the electric generating plants is expected to be completed by mid-2000. A summary of DPL's electric generating plants which have been offered for sale are shown in the table on the following page.

                          DPL Generating Units
                         ----------------------
                           MW of       Net Book
                         Capacity     Value (a)
                         ---------    ---------
Fossil Units:
 Wholly-owned                954.0       $284.7
 Jointly-owned               126.8         32.3
Jointly-owned
 nuclear units               331.0        245.5
                           -------       ------
                           1,411.8       $562.5
                           =======       ======

   (a) Net book value is as of December 31, 1998, and is stated in millions of dollars.

The net book value of some of the electric generating units offered for sale is expected to be written down in 1999 due to the impairment resulting from deregulation of DPL's electricity supply business. Since an impaired electric generating unit is written down to its estimated fair market value net of estimated selling costs, the sale of an impaired electric generating plant is not expected to result in a significant gain or loss. Some of the electric generating plants which are not impaired may be sold at a gain. Under generally accepted accounting principles, the write-down of impaired assets is not reduced by expected future gains on sales of assets which are not impaired by electric utility industry restructuring; the gain on the sale of an asset is recognized when the sale occurs.

DPL's agreements with some participants in restructuring proceedings being conducted by the DPSC and MPSC provide that electric rates will not be changed in the event DPL sells or transfers assets. Accordingly, subject to DPSC and MPSC approval of these agreements, the Delaware and Maryland portions of any gains, or losses, realized on the sale of DPL electric generating plants would affect future earnings. There can be no assurances, however, that DPL will elect or be able to sell any such electric generating plants, or that any gains will be realized from such sales of electric generating plants.

Delaware Retail Natural Gas Pilot Program

On April 27, 1999, the DPSC approved DPL's plan for a Natural Gas Pilot Program. Beginning on July 1, 1999, 15,000 current DPL residential natural gas customers and 1,500 current DPL commercial natural gas customers will be able to choose a natural gas supplier other than DPL. The pilot program will last two years, with third-party gas supply beginning on November 1, 1999.

Electric Revenues
-----------------

The table below shows the amounts of electric revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated).

                                    Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                    ------------------    ----------------
                                     1999        1998      1999      1998
                                    ------      ------    ------    ------
                                             (Dollars in millions)
Regulated electric revenues         $247.5      $255.6    $505.1    $492.2
Non-regulated electric revenues       61.8        31.6     125.1      73.3
                                    ------      ------    ------    ------
Total electric revenues             $309.3      $287.2    $630.2    $565.5
                                    ======      ======    ======    ======

Fluctuations in revenues from regulated resale and interchange sales, and non-regulated Merchant and competitive retail electricity sales, generally do not impact earnings to the same extent as fluctuations in regulated retail electricity sales. Gross margin percentages earned from regulated and non-regulated bulk power sales and competitive retail electricity sales are generally lower than the gross margin percentages earned in regulated retail electricity markets due to product and pricing differences. Also, interchange revenues are currently included in energy adjustment clauses, resulting in no earnings effect from gross margins on these sales. After restructuring becomes effective, gross margins from interchange revenues generally will affect earnings and gross margins from regulated retail electricity sales will decrease due to rate reductions provided for in restructuring legislation and agreements.

Electric revenues increased by $22.1 million, from $287.2 million for the second quarter of 1998 to $309.3 million for the second quarter of 1999. The $22.1 million increase was due to a $30.2 million increase from non-regulated Merchant bulk sales of power and competitive retail electricity sales, partly offset by an $8.1 million decrease in regulated electric revenues. Merchant bulk sales of power increased due to higher selling prices and sales volumes. Competitive retail electricity sales increased mainly due to higher sales in Pennsylvania, which introduced customer choice of electric suppliers to most Pennsylvania electricity consumers during 1999. Regulated electric revenues decreased $8.1 million due to a $3.0 million decrease in interchange revenues and a $5.1 million decrease in resale revenues. Resale revenues decreased principally due to lower kWh sales, mainly a result of a 60 MW contract load reduction on September 1, 1998 by DPL's largest resale customer, Old Dominion Electric Cooperative (ODEC). The growth in regulated electric revenues attributed to a 1.4% increase in kWh sold to retail customers was offset by the effect of lower average rates charged under energy adjustment clauses.

Electric revenues increased by $64.7 million, from $565.5 million for the first six months of 1998 to $630.2 million for first six months of 1999, mainly due to a $51.8 million increase in non-regulated electric revenues. Non-regulated electric revenues increased due to higher selling prices and sales volumes for Merchant bulk power sales, and increased competitive retail electricity sales, mainly due to higher sales in Pennsylvania, where most consumers became eligible to choose their electric suppliers in 1999. Regulated electric revenues increased $12.9 million primarily due to an $18.4 million increase in interchange revenues partially offset by a $6.4 million decrease in resale revenues, largely due to ODEC's 60 MW load reduction. Regulated electric retail revenues increased $0.9 million due to a 4.3% increase in kWh sales, reflecting colder winter weather and more customers, substantially offset by the effect of lower average rates charged under energy adjustment clauses and two additional months of the $11.5 million (annualized basis) Merger-related rate reduction which became effective March 1, 1998.

Gas Revenues
------------

The table below shows the amounts of gas revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated).

                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                 ------------------     ----------------
                                  1999        1998       1999      1998
                                 ------      ------     ------    ------
                                           (Dollars in millions)
Regulated gas revenues           $ 22.9      $20.9      $ 75.4    $ 65.9
Non-regulated gas revenues        108.5       52.0       347.0     122.7
                                 ------      -----      ------    ------
Total gas revenues               $131.4      $72.9      $422.4    $188.6
                                 ======      =====      ======    ======

Regulated gas revenues increased $9.5 million for the six-month period ended June 30, 1999, due primarily to a 14.2% increase in residential gas sales (based on cubic feet sold) from colder winter weather which caused more cubic feet of gas to be used to operate heating systems. Higher average rates charged under the energy adjustment clause also contributed to the increase. Non-regulated gas revenues increased $56.5 million for the three-month period and $224.3 million for the six-month period mainly due to higher volumes of bulk gas sales. The margin earned from non-regulated bulk gas sales in excess of related purchased gas costs is relatively small mainly due to the competitive nature of bulk commodity sales.

Other Services Revenues
-----------------------

Total revenues from "Other services" decreased from $24.3 million to $17.9 million for the six-month period. The $6.4 million revenue decrease reflects a $19.5 million decrease attributed to the transfer of DPL's nonutility subsidiaries to Conectiv on March 1, 1998, partially offset by revenue received for administrative facilities used by Conectiv's service company pursuant to regulations of the 1935 Public Utility Holding Company Act. Total revenues from "Other services" increased from $2.4 million to $10.1 million for the three-month period, primarily due to revenues received for administrative facilities used by Conectiv's service company.

Operating Expenses
------------------

Electric Fuel and Purchased Energy Expenses

Electric fuel and purchased energy expenses increased $16.0 million for the three-month period mainly due to more energy supplied for non-regulated electricity sales and a higher average cost per kWh of output. The $16.0 million increase was reduced by a $19.4 million decrease in energy expense recorded pursuant to regulated energy adjustment clauses.

Electric fuel and purchased energy expenses increased $53.3 million for the six-month period primarily due to more energy supplied for greater volumes of regulated and non-regulated electricity sales and a higher average cost per kWh of output. The $53.3 million increase was reduced by a $17.7 million decrease in energy expense recorded pursuant to regulated energy adjustment clauses.

Gas Purchased

Gas purchased increased by $56.7 million to $119.2 million for the second quarter of 1999, and by $229.6 million to $390.8 million for the first six months of 1999. These increases were mainly due to larger volumes of gas purchased for resale off-system and to satisfy higher on-system sales demand due to the colder winter weather.

Other Services' Cost of Sales

Other services' cost of sales increased by $6.8 million for the three-month period mainly due to expenses associated with the administrative facilities being used by Conectiv's service company. Other services' cost of sales decreased by $0.5 million for the six-month period primarily due to the transfer of DPL's nonutility subsidiaries to Conectiv on March 1, 1998, partially offset by the expenses associated with the administrative facilities being used by Conectiv's service company.

Employee Separation and Other Merger-Related Costs

In the second quarter of 1998, "Employee Separation and Other Merger-Related Costs" decreased $14.3 million ($8.6 million after taxes) primarily due to additional settlement gains on DPL's pension obligations to separated employees. For the six months ended June 30, 1998, $26.0 million ($15.8 million after taxes) of "Employee Separation and Other Merger-Related Costs" were recorded primarily for employee separation programs associated with the Merger.

Operation and Maintenance Expenses

Operation and maintenance expenses increased to $68.5 million for the three months ended June 30, 1999 from $62.6 million for the three months ended June 30, 1998. The $5.9 million increase was primarily due to higher expenses incurred to support the growth of the non-regulated Merchant and retail energy businesses.

Operation and maintenance expenses decreased to $126.5 million for the first six months of 1999 from $142.4 million for the first six months of 1998. Excluding a $10.6 million decrease due to the transfer of the nonutility subsidiaries to Conectiv on March 1, 1998, operation and maintenance expenses decreased $5.3 million; lower costs due to fewer employees were partly offset by higher expenses incurred to support the growth of the non-regulated Merchant and retail energy businesses.

Year 2000
---------

The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates during and beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, is managing Conectiv's response to this situation. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, is coordinating all Year 2000 activities. There have been substantial challenges in identifying and correcting the computer and embedded systems critical to generating and delivering power, delivering natural gas and providing other services to customers.

The project team is using a phased approach to managing its activities. The first phase was inventory and assessment of all systems, equipment, and processes. Each identified item was given a criticality rating of high, medium or low. Those items rated as high or medium were then subject to the second phase of the project. The second phase -- determining and implementing corrective action for the identified systems, equipment and processes -- will conclude with a test of the unit being remediated. The third phase involves system testing and compliance certification. Additionally, DPL is actively completing contingency plans in the event that Year 2000 outages do occur. Contingency plans have been drafted for all mission critical systems and are being coordinated into a detailed overall Year 2000 restoration plan under the direction of a senior-level engineering manager. Contingency plans are also being developed for non-mission critical systems. The Year 2000 plans build on DPL's existing expertise in service restorations. DPL is also coordinating its efforts with state and local emergency management agencies.

Overall, Conectiv's Year 2000 Project covers approximately 140 different systems (some with numerous components) that had been originally identified as high or medium in criticality. However, only 21 of those 140 systems are essential for continued operations and customer response across Conectiv's several businesses; these are regarded as "mission critical." The Year 2000 Project team has focused on these 21 systems, with work on the other systems continuing based on their relative importance to Conectiv's businesses.

The following chart sets forth the current estimated completion percentage of the 140 different systems in the Year 2000 Project by major business group, and for the information technology systems used in managing Conectiv's business. Conectiv expects to continue to see significant progress in remediation and testing over the next quarter based on work that is in process and material that has been ordered or already received, resulting in timely completion of this work.

                              Inventory and    Corrective Action/    System Testing/
Business Group                  Assessment        Unit Testing         Compliance
--------------                -------------    ------------------    ---------------
Business systems                   100%                  98%                90%
Power production                   100%                  95%                90%
Electricity distribution           100%                  87%                49%
Gas delivery                       100%                  97%                95%
Competitive services               100%             85%-100%                95%

Conectiv has also been contacting vendors and service providers to review their Year 2000 efforts. Many aspects of Conectiv's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas to allow DPL to generate electricity.

Distribution of electricity is dependent on the overall reliability of the electric grid. DPL has been cooperating with the North American Electric Reliability Council (NERC) and the PJM Interconnection in Year 2000 remediation, contingency planning and restoration planning efforts. Recent reports issued by NERC indicate a small risk of disruption to the electric grid caused by Year 2000 issues. Conectiv's Year 2000 Project timeline and status are in line with the recommendations of those groups, with limited exceptions.

As requested by NERC, DPL filed its Year 2000 Readiness Statement with NERC stating that 96% of work on mission critical systems had been completed as of June 30, 1999. The exceptions to full readiness status were reported to NERC in the regular monthly filing made on June 30, 1999. They are limited in nature and are expected to be complete in advance of critical date changes. On the basis of Conectiv's filings, NERC has designated Conectiv (including DPL) as "Ready with Limited Exceptions". NERC regards exceptions as "limited" only if they "do not pose a measurable risk to reliable electric operations into the Year 2000." NERC, in its report to the Department of Energy dated August 3,1999, stated that the factors it considers in making this evaluation include the number of facilities in a reporting company, the percent of that company's capacity included in the exception, expected completion date, importance of the facilities included in the exception and steps taken to mitigate risks. In that Report, NERC stated that based "on data received through June 30, 1999, NERC believes that the electric power industry will operate reliably into the Year 2000 with the resources that are Y2k Ready today." (NERC Report, cover letter to Department of Energy.)

In addition, DPL participated in the first of two NERC drills on April 9, 1999; a small number of manageable issues similar to those found by other utilities were identified and have been addressed. DPL will also participate in the second NERC drill scheduled for September 8-9, 1999, and will conduct its own drill on November 10, 1999. All of these drills are exercises only and, are not expected to result in service interruptions.

Conectiv has incurred approximately $10.8 million in costs for the Year 2000 Project. The current budget for the Year 2000 Project is $10 million to $15 million, although this budget may exceed total project costs. The costs set forth above do not include significant expenditures covering new systems, such as Conectiv's SAP business, financial and human resources management systems, an energy control system, and a customer information system. While these new systems effectively remediated Year 2000 problems in the systems they replaced, Conectiv is not reporting the expenditures on these systems in its costs for the Year 2000 Project, because the new systems were installed principally for other reasons. The total cost of these other projects over several years exceeds $87 million.

During July 1999, President Clinton signed the Year 2000 litigation reform bill, known as the "Y2K Act." The Y2K Act provides some new partial liability and damages protections to defendants in Year 2000 failure-related cases. It also establishes new litigation procedures that plaintiffs and defendants must follow. In general, the Y2K Act provides a pre-litigation notice period, proportionate liability among defendants in Year 2000 cases, a requirement that plaintiffs mitigate damages from Year 2000-related failures, and federal court jurisdiction for Year 2000 claims. The law covers many types of civil actions that allege harm or injury related to an actual or potential Year 2000-related failure, or a claim or defense arising or related to such a failure. The Y2K Act does not, however, cover civil actions for personal injury or wrongful death or most actions brought by a government entity acting in a regulatory, supervisory or enforcement capacity. The law governs actions brought after January 1, 1999 for a Year 2000-related failure occurring before January 1, 2003. Although the Y2K Act will not afford DPL complete protection from Year 2000-related claims, it should serve to help limit any liability related to any Year 2000-related failures. DPL cannot predict the extent to which such liability will be limited by the Y2K Act.

Since the project work is ongoing, DPL cannot with certainty determine whether the Year 2000 issue might cause disruptions to its operations and impact related costs and revenues. DPL assesses the status of the Year 2000 Project on at least a semi-monthly basis to determine the likelihood of disruption. Based on its own Year 2000 program, as well as reports from NERC and other utilities, management believes it is unlikely that significant Year 2000-related disruptions will occur. However, any substantial disruption to DPL's operations could negatively impact DPL's revenues, significantly impact its customers and could generate legal claims against DPL, liability from which may be mitigated under the provisions of the Y2K Act. DPL's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.

Liquidity and Capital Resources
-------------------------------

For the six months ended June 30, 1999, operating activities provided $150.5 million of net cash, which was used primarily for $46.1 million of capital expenditures, $47.3 million of common dividend payments to Conectiv, and to repay $31.2 million and $9.7 million of long- and short-term debt, respectively.

The $150.5 million of net cash provided by operating activities for the six months ended June 30, 1999 represented a $21.9 million increase compared to the $128.6 million of net cash provided by operating activities for the six months ended June 30, 1998. The $21.9 million increase was primarily due to the absence of last year's employee separation payments and to higher electric and gas revenues, net of related energy costs.

Accounts receivable and accounts payable decreased by $39.3 million and $45.6 million, respectively, as of June 30, 1999 in comparison to the balances as of December 31, 1998. These decreases were primarily attributed to the higher level of gas Merchant business which was being conducted during the winter, when demand for gas is higher.

In May 1999, DPL repaid at maturity $30.0 million of 7.50% Medium Term Notes. In June 1999, DPL repaid $1.2 million of 6.95% Amortizing First Mortgage Bonds.

Under the Public Utility Holding Company Act of 1935, as amended, DPL may not pay dividends on common stock or preferred stock from a retained deficit or paid-in-capital without SEC approval. In anticipation of the possibility that retained earnings might be temporarily inadequate, due to the extraordinary charges expected to result from electric utility industry restructuring, to fund such dividend payments, DPL has made the necessary SEC filing which has been duly noticed. DPL will request an appropriate order from the SEC when the final impact and timing of the pending DPSC and MPSC electric restructuring orders is known. It may be necessary for DPL to obtain similar such approval from the Federal Energy Regulatory Commission (FERC). An appropriate FERC filing will be made in the near future.

DPL's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Method are shown below:


                                          12 Months          Year Ended December 31,
                                            Ended        --------------------------------
                                        June 30, 1999    1998   1997   1996   1995   1994
                                        -------------    ----   ----   ----   ----   ----
Ratio of Earnings to:
  Fixed Charges (SEC Method)                 3.53        2.92   2.83   3.33   3.54   3.49
  Fixed Charges and Preferred Stock
    Dividends (SEC Method)                   3.29        2.72   2.63   2.83   2.92   2.85

Under the SEC Method, earnings, including allowance for funds used during construction, have been computed by adding income taxes and fixed charges to net income. Fixed charges include gross interest expense, the estimated interest component of rentals, and dividends on preferred securities of a subsidiary trust. For the ratio of earnings to fixed charges and preferred stock dividends, preferred stock dividends represent annualized preferred stock dividend requirements multiplied by the ratio that pre-tax income bears to net income.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

As of June 30, 1999, there were no material changes in the information previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on pages II-11 and II-12 of DPL's 1998 Annual Report on Form 10-K.

Foward-Looking Statements
-------------------------

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will," "anticipate," "estimate," "expect," "believe," "objective," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors hat could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation of energy supply and the unbundling of delivery services; an increasingly competitive marketplace; results of any asset dispositions; sales retention and growth; federal and state regulatory actions; future litigation results; costs of construction; operating restrictions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. DPL undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by DPL prior to the effective date of the Litigation Reform Act.

                          PART II. OTHER INFORMATION
                          --------------------------


Item 5.  Other Information
--------------------------

Electric System Outages
-----------------------

During early July 1999, including the July 4th holiday weekend, there were electric service outages affecting customers in DPL's service territory. These interruptions occurred during an extended period of hot and humid weather in the mid-Atlantic region and northeastern United States. The weather caused there to be high demands for electricity, and the weather adversely affected both regional and local electric transmission and distribution system equipment and operations. DPL power plant operations also were adversely affected by the weather and then-prevailing regional and local electric system conditions.

On July 27, 1999, the DPSC initiated an investigation of outages occurring in DPL's service territory during the same early-July period. These interruptions of service included so-called "rolling blackouts" during which electric service to customers was interrupted in order to preserve the overall integrity of DPL's electric system. The DPSC investigation also is expected to address, among other topics, customer service issues arising before and during the outages.
The MPSC has asked DPL to provide information to it about the outages occurring in DPL's Maryland service territory.

DPL is currently responding to information requests submitted by the DPSC and MPSC.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits
--------

Exhibit 12-A, Computation of Ratio of Earnings to Fixed Charges

Exhibit 12-B, Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27, Financial Data Schedule

Reports on Form 8-K
-------------------

DPL filed a Report on Form 8-K dated July 27, 1999 reporting on Item 5, Other Events.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Delmarva Power & Light Company
                                       ------------------------------
                                               (Registrant)



Date:   August 13, 1999                 /s/ John C. van Roden
      -------------------              -----------------------------------
                                       John C. van Roden, Senior Vice
                                       President and Chief Financial Officer

                                 EXHIBIT INDEX
                          --------------------------




                                                                 Exhibit
Title of Exhibit                                                  Number
-------------------------------------------------------         ---------

Computation of Ratio of Earnings to Fixed Charges                  12-A

Computation of Ratio of Earnings to Fixed Charges
   and Preferred Dividends                                         12-B

Financial Data Schedule                                            27