Form 10-Q
period 1999-09-30
DELMARVA POWER & LIGHT CO /DE/
filed 1999-11-12
CIK 27879

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[Mark one]

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended       September 30, 1999
                               -------------------------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number     1-1405

                        Delmarva Power & Light Company
                        ------------------------------
            (Exact name of registrant as specified in its charter)

   Delaware and Virginia                                   51-0084283
--------------------------                            --------------------
 (States of incorporation)                             (I.R.S. Employer
                                                       Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware            19899
-----------------------------------------------------      ------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code         302-429-3114
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

                               Table of Contents
                               -----------------


                                                                        Page No.
                                                                        --------


Part I.   Financial Information

  Item 1.    Financial Statements

             Consolidated Statements of Income for the three and nine
             months ended September 30, 1999, and September 30, 1998.....      1

             Consolidated Balance Sheets as of September 30, 1999
             and December 31, 1998.......................................    2-3

             Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1999 and September 30, 1998.............      4

             Notes to Consolidated Financial Statements..................   5-13

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................  14-24

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk..     24

Part II.  Other Information

  Item 1.    Legal Proceedings...........................................     25

  Item 5.    Other Information...........................................     25

  Item 6.    Exhibits and Reports on Form 8-K............................     26

Signature................................................................     27

                        PART I.  FINANCIAL INFORMATION

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)


                                                  Three Months Ended             Nine Months Ended
                                                    September 30,                   September 30,
                                                ---------------------------  -----------------------------
                                                    1999           1998           1999          1998
                                                -------------  ------------  ------------  ---------------
OPERATING REVENUES
 Electric                                          $446,356      $500,508     $1,076,588   $1,066,060
 Gas                                                156,361        93,456        578,743      282,049
 Other services                                       6,553         4,924         24,448       29,341
                                                -------------  ------------  ------------  ---------------
                                                    609,270       598,888      1,679,779    1,377,450
                                                -------------  ------------  ------------  ---------------
OPERATING EXPENSES
 Electric fuel and purchased energy                 205,155       270,202        496,609      508,340
 Gas purchased                                      151,369        87,590        542,181      248,761
 Other services' cost of sales                        4,377         3,460         19,906       20,601
 Purchased electric capacity                         14,152        10,937         35,984       29,039
 Special charges                                     10,504           728         10,504       26,788
 Operation and maintenance                           63,221        54,154        189,680      195,564
 Depreciation                                        31,449        32,556         97,116       99,266
 Taxes other than income taxes                       11,690        10,185         31,690       28,589
                                                -------------  ------------  ------------  ---------------
                                                    491,917       469,812      1,423,670    1,156,948
                                                -------------  ------------  ------------  ---------------
OPERATING INCOME                                    117,353       129,076        256,109      220,502
                                                -------------  ------------  ------------  ---------------
OTHER INCOME
 Allowance for equity funds used
   during construction                                  377           685          1,212        1,600
 Other income                                           795         1,326          3,582          527
                                                -------------  ------------  ------------  ---------------
                                                      1,172         2,011          4,794        2,127
                                                -------------  ------------  ------------  ---------------

INTEREST EXPENSE
 Interest charges                                    19,776        20,574         60,118       62,570
 Allowance for borrowed funds used during
   construction and capitalized interest               (386)         (493)        (1,138)      (1,575)
                                                -------------  ------------  ------------  ---------------
                                                     19,390        20,081         58,980       60,995
                                                -------------  ------------  ------------  ---------------

DIVIDENDS ON PREFERRED SECURITIES
 OF A SUBSIDIARY TRUST                                1,422         1,422          4,266        4,266
                                                -------------  ------------  ------------  ---------------
INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                  97,713       109,584        197,657      157,368

INCOME TAXES, EXCLUDING INCOME TAXES
 APPLICABLE TO EXTRAORDINARY ITEM                    38,825        42,847         78,562       62,412
                                                -------------  ------------  ------------  ---------------
INCOME BEFORE EXTRAORDINARY ITEM                     58,888        66,737        119,095       94,956

EXTRAORDINARY ITEM (Net of $147,780 of
  income taxes)                                    (253,622)           -        (253,622)          -
                                                -------------  ------------  ------------  ---------------
NET INCOME (LOSS)                                  (194,734)       66,737       (134,527)      94,956

DIVIDENDS ON PREFERRED STOCK                          1,259         1,087          3,251        3,259
                                                -------------  ------------  ------------  ---------------
EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCK                                    ($195,993)      $65,650      ($137,778)     $91,697
                                                =============  ============  ============  ===============

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                             September 30,     December 31,
                                                 1999             1998
                                             --------------   --------------
                     ASSETS
                     ------

Current Assets
 Cash and cash equivalents                          $8,649           $1,761
 Accounts receivable                               304,739          275,296
 Allowance for doubtful accounts                    (6,309)          (1,765)
 Accounts receivable from associated companies        -               2,325
 Inventories, at average cost
  Fuel (coal, oil and gas)                          42,515           44,212
  Materials and supplies                            31,803           39,323
 Prepayments                                        12,800           10,735
 Deferred energy costs                              22,724             -
 Deferred income taxes, net                         18,252           13,061
                                               --------------   --------------
                                                   435,173          384,948
                                               --------------   --------------

Investments
 Funds held by trustee                              74,605           60,208
 Notes receivable                                      653             -
 Other investments                                   1,007            1,103
                                               --------------   --------------
                                                    76,265           61,311
                                               --------------   --------------

Property, Plant and Equipment
 Electric generation                             1,307,208        1,660,002
 Electric transmission and distribution          1,380,081        1,335,227
 Gas transmission and distribution                 255,990          249,383
 Other electric and gas facilities                 190,611          211,979
 Other property, plant, and equipment                5,468            5,612
                                               --------------   --------------
                                                 3,139,358        3,462,203
 Less: Accumulated depreciation                  1,409,324        1,493,955
                                               --------------   --------------
 Net plant in service                            1,730,034        1,968,248
 Construction work-in-progress                      90,106          139,217
 Leased nuclear fuel, at amortized cost             24,754           28,325
 Goodwill, net                                      70,342           71,914
                                               --------------   --------------
                                                 1,915,236        2,207,704
                                               --------------   --------------

Deferred Charges and Other Assets
 Prepaid employee benefits costs                   121,398           94,354
 Deferred recoverable income taxes                  69,033           82,211
 Recoverable stranded costs                         44,333               -
 Unamortized debt expense                           11,262           12,140
 Deferred debt refinancing costs                     8,050           16,180
 Other                                              15,164           46,003
                                               --------------   --------------
                                                   269,240          250,888
                                               --------------   --------------

Total Assets                                    $2,695,914       $2,904,851
                                               =============    =============

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                       September 30,     December 31,
                                                           1999             1998
                                                       --------------   --------------
          CAPITALIZATION AND LIABILITIES
          ------------------------------

Current Liabilities
 Short-term debt                                          $     -         $ 21,700
 Long-term debt due within one year                           1,545         31,287
 Variable rate demand bonds                                 104,830         71,500
 Accounts payable                                           174,391        177,859
 Taxes accrued                                               39,614         16,257
 Interest accrued                                            25,914         20,604
 Dividends payable                                            7,360         23,615
 Current capital lease obligation                            12,491         12,481
 Deferred energy costs                                          -              413
 Above-market purchased energy contracts                     24,848           -
 Excess Merrill Creek Reservoir capacity and other
  electric restructuring liabilities                         20,666           -
 Other                                                       24,688         30,095
                                                         ------------   ------------
                                                            436,347        405,811
                                                         ------------   ------------
Deferred Credits and Other Liabilities
 Deferred income taxes, net                                 331,945        461,800
 Deferred investment tax credits                             35,463         37,382
 Long-term capital lease obligation                          13,362         17,003
 Above-market purchased energy contracts                     57,002           -
 Excess Merrill Creek Reservoir capacity and other
  electric restructuring liabilities                         47,375           -
 Other                                                       25,454         19,747
                                                         ------------   ------------
                                                            510,601        535,932
                                                          ------------   ------------
Capitalization
 Common stock, $2.25 par value; shares authorized:
  1,000,000 ; shares outstanding: 1,000                           2              2
 Additional paid-in capital                                 528,893        528,893
 Retained earnings                                          132,102        322,599
                                                         ------------   ------------
  Total common stockholder's equity                         660,997        851,494
 Cumulative preferred stock                                  89,703         89,703
 DPL obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely DPL
  debentures                                                 70,000         70,000
 Long-term debt                                             928,266        951,911
                                                         ------------   ------------
                                                          1,748,966      1,963,108
                                                         ------------   ------------
 Contingencies (Note 9)

Total Capitalization and Liabilities                     $2,695,914     $2,904,851
                                                         ============   ============

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                 --------------------------
                                                                     1999          1998
                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                ($134,527)    $  94,956
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Extraordinary item (net of tax)                                  253,622          -
   Special charges                                                   10,504        26,788
   Depreciation and amortization                                    104,506       106,614
   Allowance for equity funds used during construction               (1,212)       (1,600)
   Deferred income taxes, net                                        25,912         2,398
   Investment tax credit adjustments, net                            (1,919)       (1,920)
   Net change in:
     Accounts receivable                                            (40,006)      (25,310)
     Inventories                                                        930        (1,336)
     Accounts payable                                                (4,996)       (4,087)
     Other current assets and liabilities (1)                        (5,822)       44,931
 Other, net                                                         (11,871)      (18,519)
                                                                 ------------  ------------
 Net cash provided by operating activities                          195,121       222,915
                                                                 ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Intercompany loan receivable                                          -          (27,936)
 Acquisition of businesses, net of cash acquired                       -           (8,970)
 Capital expenditures                                               (51,906)      (69,371)
 Net cash of nonutility subsidiaries transferred to Conectiv           -          (18,138)
 Increase in bond proceeds held in trust funds                      (10,992)         -
 Deposits to nuclear decommissioning trust funds                     (2,481)       (3,180)
 Other, net                                                            (521)          202
                                                                 ------------  ------------
 Net cash used by investing activities                              (65,900)     (127,393)
                                                                 ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Common dividends paid                                              (69,317)      (71,088)
 Preferred dividends paid                                            (2,908)       (3,382)
 Long-term debt issued                                                 -           33,000
 Variable rate demand bonds issued                                   33,330          -
 Common stock issued                                                   -               63
 Long-term debt redeemed                                            (53,517)      (26,029)
 Common stock purchased                                                -           (1,983)
 Principal portion of capital lease payments                         (7,905)       (7,164)
 Net change in short-term debt                                      (21,700)      (48,675)
 Cost of issuances and refinancings                                    (316)         (260)
                                                                 ------------  ------------
 Net cash used by financing activities                             (122,333)     (125,518)
                                                                 ------------  ------------
 Net change in cash and cash equivalents                              6,888       (29,996)
 Cash and cash equivalents at beginning of period                     1,761        35,339
                                                                 ------------  ------------
 Cash and cash equivalents at end of period                        $  8,649     $   5,343
                                                                  ===========  ============


 (1) Other than debt and deferred income taxes classified as current.

 See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (Unaudited)


Note 1.  Financial Statement Presentation
-------  --------------------------------

The consolidated financial statements include the accounts of Delmarva Power & Light Company (DPL) and its wholly-owned subsidiaries. On March 1, 1998, DPL transferred its former nonutility subsidiaries to Conectiv in conjunction with the Merger discussed in Note 4 to DPL's 1998 Consolidated Financial Statements included in DPL's 1998 Report on Form 10-K. As a result of the transfer, the Consolidated Statement of Income for the three months ended September 30, 1999, and 1998, and the nine months ended September 30, 1999, do not include any operating results for the former DPL nonutility subsidiaries. The Consolidated Statement of Income for the nine months ended September 30, 1998, includes the former nonutility subsidiaries' operating results for the two months ended February 28, 1998. As of March 1, 1998, DPL's only significant remaining wholly-owned subsidiary was Delmarva Power Financing I.

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

Note 2.  Significant Accounting Policies
-------  -------------------------------

Regulation of Utility Operations

As discussed in Note 6 to the Consolidated Financial Statements, during the past several months, the Delaware Public Service Commission (DPSC) and Maryland Public Service Commission (MPSC) issued orders to DPL, concerning restructuring its electricity supply businesses. The orders were issued pursuant to the Delaware and Maryland electric restructuring legislation enacted earlier in 1999. Based on these orders, DPL determined that the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," no longer applied to its electricity supply businesses as of September 30, 1999. As a result, DPL discontinued applying SFAS No. 71 to its electricity supply businesses and applied the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71" and Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity--Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4). For information concerning the extraordinary charge to earnings in the third quarter of 1999 which resulted from applying the requirements of SFAS No. 101 and EITF 97-4, refer to Note 4 to the Consolidated Financial Statements.

The DPSC and MPSC electric restructuring orders did not provide a rate adjustment mechanism for any under- or over-recovery of energy costs after customer choice begins (October 1, 1999 in Delaware and July 1, 2000 in Maryland), except for the disposition of any deferred balance which remains when customer choice begins. Thus, DPL will no longer defer the difference between the amount collected in revenues for energy costs and the amount of actual energy costs incurred, beginning October 1, 1999 for its Delaware electricity supply business and July 1, 2000 for its Maryland electricity supply business. As a result, differences between DPL's energy revenues and expenses will affect earnings and earnings volatility may increase.

Deferred Debt Refinancing Costs

Prior to the third quarter of 1999, the costs of refinancing debt of the utility business were deferred and amortized over the period during which the costs are recovered in rates, which is generally the life of the new debt. In the third quarter of 1999, the deferred costs associated with previously refinanced debt attributed to DPL's electric generation businesses were written-off and charged to earnings, net of anticipated rate recovery. Any costs incurred in the future for refinancing debt attributed to the electric generation business for which rate recovery is not provided will be accounted for in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which requires such costs to be expensed.

Energy Trading and Risk Management Activities

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

On January 1, 1999, DPL adopted EITF consensus 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" under which contracts entered into in connection with energy trading activities are marked to market, with gains and losses (unrealized and realized) included in earnings. Implementation of EITF 98-10 did not have a material impact on net income.

Note 3.  Special Charges
-------  ---------------

DPL's operating results for the three and nine months ended September 30, 1999 include special charges of $10.5 million before taxes ($6.4 million after taxes) primarily due to the costs of planned employee separations and certain other nonrecurring items.

DPL's operating results for the nine months ended September 30, 1998 include special charges of $26.8 million before taxes ($16.2 million after taxes) for the cost of employee separations associated with the Merger-related workforce reduction and other Merger-related costs.

Note 4.  Extraordinary Item
-------  ------------------

As discussed in Note 2 to the Consolidated Financial Statements, based on electric utility restructuring orders received in the third quarter of 1999, DPL discontinued applying SFAS No. 71 to its electricity supply businesses and applied the requirements of SFAS No. 101 and EITF 97-4. Pursuant to the requirements of SFAS No. 101 and EITF 97-4, DPL recorded extraordinary charges which reduced earnings by $253.6 million, after-taxes. The portion of the extraordinary charge related to impaired assets was determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." As shown on the following page, the extraordinary charge primarily resulted from impaired electric generating plants and certain other assets, uneconomic energy contracts, and other effects of deregulation requiring loss recognition. The extraordinary charge was decreased by the regulatory asset established for the amount of stranded costs expected to be recovered through regulated electricity delivery rates.


                                                                      Millions
Items Included in Extraordinary Charge                               of Dollars
------------------------------------------------------               -----------
(a) The net book value of nuclear electric generating
    stations and other electric plant-related assets
    including inventories were written-down due to
    impairment.                                                        $(253.3)
(b) The net present value of water-supply capacity leased
    from the Merrill Creek Reservoir in excess of the
    electric generating plants' requirements was expensed.               (41.9)
(c) The net present value of expected losses under
    uneconomic energy contracts, primarily for the purchase
    of electricity and gas at above-market prices, was
    expensed.                                                            (99.0)
(d) Generation-related regulatory assets and certain other
    utility assets impaired from deregulation were written-
    off. Also, various liabilities resulting from
    deregulation were recorded.                                          (51.5)
(e) Regulatory assets were established for the amount of
    stranded costs expected to be recovered through
    regulated electricity delivery rates.                                 44.3
                                                                       -------
Total pre-tax extraordinary charge                                     $(401.4)
Income tax benefit                                                       147.8
                                                                       -------
Total extraordinary charge, net of income taxes                        $(253.6)
                                                                       =======


Note 5.  Debt
-------  ----

In May 1999, DPL repaid at maturity $30.0 million of 7.50% Medium Term Notes. In June 1999, DPL repaid $1.2 million of 6.95% Amortizing First Mortgage Bonds.

In July 1999, the Delaware Economic Development Authority issued on behalf of DPL $33.33 million of Variable Rate Demand Bonds (VRDB) due on demand or at maturity in July 2024. The proceeds from the VRDB were used to refinance $22.33 million of 7.3% long-term debt in September 1999 and $11.0 million of 7.5% long-term debt in October 1999. (For additional information concerning VRDB, refer to Note 14 to the Consolidated Financial Statements included in DPL's 1998 Annual Report on Form 10-K.)

Note 6.  Rate Matters
-------  ------------

The following information updates the disclosures previously reported in Note 6, "Rate Matters," to DPL's Consolidated 1998 Financial Statements included in DPL's 1998 Report on Form 10-K.

Delaware Electric Utility Restructuring Legislation

On March 31, 1999, Delaware enacted the Electric Utility Restructuring Act of 1999 (the Delaware Act), which provided for a phase-in of retail customer choice of electricity suppliers from October 1999 to October 2000, customer rate decreases, and other matters concerning restructuring the electric utility industry in Delaware. On April 15, 1999, DPL submitted to the DPSC a compliance plan for implementing the provisions of the Delaware Act in DPL's Delaware service area. On August 31, 1999, the DPSC issued an order on DPL's compliance plan. The DPSC's order is discussed below.

Implementation Dates
--------------------

The DPSC approved implementation dates for retail customer choice of electric suppliers of October 1, 1999 for customers with a peak monthly load of 1,000 kilowatts (kW) or more; January 15, 2000 for customers with a peak monthly load of 300 kW or more; and October 1, 2000 for other customers.

Rate Decrease
-------------

The DPSC approved DPL's proposed rate structure which provides for a 7.5% decrease in DPL's Delaware residential electric rates, effective October 1, 1999, with those rates held constant from October 1, 1999 to September 30, 2003. Also, non-residential rates are to be held constant from October 1, 1999 to September 30, 2002. Management estimates that the initial 7.5% residential rate reduction effective October 1, 1999, will reduce revenues by approximately $17.5 million (on an annualized basis, assuming fiscal year 1998 sales and revenues).

Sale of Electric Generating Plants
----------------------------------

The Delaware Act permits DPL to sell, transfer, or otherwise divest its electric generating plants without DPSC approval after October 1, 1999. The DPSC's order effectively provides that electric rates will remain unchanged as a result of such divestiture. See Note 7 to the Consolidated Financial Statements for related information concerning the expected sales of electric generating plants.

Stranded Cost Recovery
----------------------

The rate structure approved by the DPSC also provides for DPL's recovery of stranded costs, $16 million net of taxes, or $31 million before taxes, through a Competitive Transition Charge billed to non-residential customers from October 1, 1999 to September 30, 2002.

Shopping Credits
----------------

The system-average customer shopping credits, which include the costs of electricity supply, transmission, and ancillary services, are 4.736 cents per kilowatt-hour (kWh) for the year beginning October 1, 1999, 4.738 cents per kWh for the year beginning October 1, 2000, and 4.740 cents per kWh for the year beginning October 1, 2001. The shopping credits include an energy component based on initial estimates of DPL's average energy cost per kWh for the twelve months ended September 30, 1999, which is subject to revision.

Default Service for Electricity Supply
--------------------------------------

The Delaware Act makes DPL the provider of default service to customers who do not choose an alternative electricity supplier for a period of 3 or 4 years (transition period) for non-residential and residential customers, respectively. Thereafter, the DPSC may conduct a bidding process to select the default supplier for such customers. During the transition period, the energy component of customers' rates for default service will be set at DPL's average energy cost per kWh for the twelve months ended September 30, 1999.

The DPSC order permits customers with demand below 300 kW to choose an alternative electric supplier and to switch back to DPL's default service without any time restrictions or price differential. Customers with demand above 300 kW who choose an alternative supplier and switch back to DPL's default service must either, at the customer's option, return to DPL's default service for a minimum of 12 months or pay market prices.

Code of Conduct
---------------

The DPSC ruled that the existing Code of Conduct will remain in place, conditioned upon the requirement that a revised code be proposed and, if necessary, litigated. The DPSC has directed DPL to file a new Cost Accounting Manual and Code of Conduct by November 15, 1999.

Maryland Electric Utility Restructuring Legislation

On April 8, 1999, Maryland enacted the Electric Customer Choice and Competition Act of 1999 (the Maryland Act), which provided for customer choice of electricity suppliers, customer rate decreases, and other matters concerning restructuring the electric utility industry in Maryland. On May 5, 1999, DPL submitted to the MPSC a proposed settlement agreement (subsequently supplemented) for implementing the provisions of the Maryland Act in DPL's Maryland service area. Prior to September 30, 1999, the MPSC's staff conveyed to DPL that MPSC approval of the settlement agreement was imminent, and on October 8, 1999 the MPSC issued an order to DPL which approved the settlement agreement. The key elements of the approved settlement agreement are discussed below.

Implementation Date
-------------------
Effective July 1, 2000, all of DPL's Maryland-retail customers will be eligible to select an alternative electricity supplier.

Rate Decrease
-------------

The MPSC approved a 7.5% decrease in DPL's Maryland residential electric rates, effective July 1, 2000, with those rates held constant from July 1, 2000 to June 30, 2004. Also, non-residential rates are to be held constant from July 1, 2000 to June 30, 2003. Management estimates that the initial 7.5% residential rate reduction effective July 1, 2000, will reduce revenues by approximately $12.5 million (on an annualized basis, assuming fiscal year 1998 sales and revenues).

Sale of Electric Generating Plants
----------------------------------

The Maryland Act in conjunction with the approved settlement effectively provide that electric rates are not expected to be changed in the event DPL sells or transfers generating assets. See Note 7 to the Consolidated Financial Statements for related information concerning the expected sales of electric generating plants.

Stranded Cost Recovery
----------------------

The MPSC approved DPL's recovery of stranded costs, $8 million net of taxes, or $14 million before taxes, through a Competitive Transition Charge billed to non-residential customers from July 1, 2000 to June 30, 2003.

Shopping Credits
----------------

The system-average customer shopping credits, which include the costs of electricity supply, transmission, and ancillary services, are estimated to be approximately 5.088 cents per kWh for the year beginning July 1, 2000, 5.090 cents per kWh for the year beginning July 1, 2001, and 5.093 cents per kWh for the year beginning July 1, 2002. These estimated shopping credits will be reset so that the energy component is DPL's average energy cost per kWh for the twelve months ended April 30, 2000.

Default Service for Electricity Supply
--------------------------------------

DPL is to provide default service to customers who do not choose an alternative electricity supplier during July 1, 2000 to July 1, 2004 for residential customers and during July 1, 2000 to July 1, 2003 for non-residential customers. Subsequent to these default service periods, the MPSC is to determine the default service supplier. During the initial periods when DPL provides default service, the energy component of customers' rates will be set at DPL's average energy cost per kWh for the twelve months ended April 30, 2000.

Code of Conduct
---------------

On July 26, 1999, the MPSC initiated a new review of the generic affiliate transaction provisions of the Maryland Act. Legislative type hearings are scheduled for mid-November 1999.

Virginia Electric Utility Restructuring Legislation

The Virginia Electric Utility Restructuring Act, signed into law on March 29, 1999, phases-in retail electric competition beginning January 1, 2002.


Note 7.  Expected Sales of Electric Generating Plants
-------  --------------------------------------------

Pursuant to the financial and strategic initiatives announced by Conectiv in May 1999, Conectiv distributed offering memoranda for the proposed sale of over 2,500 megawatts (MW) of nuclear and non-strategic baseload fossil electric generating plants owned by its subsidiaries, DPL and Atlantic City Electric Company (ACE). Management intends to retain certain electric generating plants which are strategic to Conectiv's energy business, pursuant to Conectiv's "mid-merit" strategy as discussed in the "Deregulated Generation and Power Plant Sales" section of Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). A summary of the electric generating plants which have been offered for sale is shown in the following table.

                  DPL Generating Units
                  ---------------------
                    MW of     Net Book
                  Capacity   Value (a)
                  ---------  ----------
Fossil Units:
 Wholly-owned         954.0     $279.8
 Jointly-owned        126.8       32.2
Jointly-owned
 nuclear units        331.0        8.6
                    -------     ------
                    1,411.8     $320.6
                    =======     ======


 (a) The net book values shown above are as of September 30, 1999, are stated in millions of dollars, and reflect the write-downs discussed in Note 4 to the Consolidated Financial Statements.

On September 30, 1999, Conectiv announced that DPL reached agreement to sell its ownership interests in various nuclear plants to PSEG Power LLC (a subsidiary of Public Service Enterprise Group Incorporated) and PECO Energy Company (PECO) for approximately $9 million, plus the net book value of DPL's interest in nuclear fuel on-hand as of the closing date. DPL's interest in the nuclear units which are being sold include a 7.51 percent (164 MW) interest in the Peach Bottom Atomic Power Station (Peach Bottom), and a 7.41 percent interest (164 MW) in the Salem Nuclear Generating Station (Salem), including a 3 MW interest in a combustion turbine at Salem. Upon completion of the sale, DPL will transfer its nuclear decommissioning trust funds to the purchasers and PSEG Power LLC and PECO will assume full responsibility for the decommissioning of Peach Bottom and Salem. The sales are subject to various federal and state regulatory approvals and are expected to close by mid-2000.

DPL is currently conducting an auction for the sale of the fossil fuel-fired electric generating plants included in the above table.

The net book values of the nuclear and certain other electric generating units offered for sale were written down in the third quarter of 1999, as discussed in
Note 4 to the Consolidated Financial Statements. Since the impaired electric generating units were written down to their estimated fair market values (net of estimated selling costs), the sale of these impaired electric generating plants should not result in a significant gain or loss. Some of the electric generating plants which were not impaired from deregulation may be sold at a gain, which would be recognized when the sale occurs. There can be no assurances, however, that DPL will elect or be able to sell any such electric generating plants, or that any gain will be realized from such sales of electric generating plants.

On October 13, 1999, the DPSC initiated a formal proceeding to investigate the adequacy of DPL's facilities and services, including the remedies and incentives (if any) to be imposed or offered, respectively, to ensure the continued adequacy of DPL's facilities and services. That proceeding also will consider the effects (if any) of electric industry restructuring in Delaware on the reliability of electric service. The DPSC's order requires that DPL give the DPSC at least 30 days' notice upon entering any contract for the sale of any generating facility on the Delmarva Peninsula to any third party.

Under the restructuring orders issued by the DPSC and MPSC, as discussed in Note 6 to the Consolidated Financial Statements, DPL's Delaware and Maryland retail electric rates will not be changed in the event DPL sells or transfers generating assets. Accordingly, the Delaware and Maryland portions of any gains, or losses, realized on the sale of DPL electric generating plants would affect future earnings. Management expects that a net gain will be recognized in earnings when DPL sells its electric generating plants which were not impaired from deregulation.

Note 8.  Regulatory Assets and Liabilities
-------  ---------------------------------

In conformity with SFAS No. 71, DPL's accounting policies reflect the financial effects of rate regulation and decisions by regulatory commissions having jurisdiction over DPL's regulated utility businesses. Regulatory commissions occasionally provide for future recovery from customers of current period expenses. When this happens, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by a regulatory commission.

In the third quarter of 1999, the electricity supply businesses of DPL no longer met the requirements of SFAS No. 71. Accordingly, regulatory assets and liabilities related to the electricity supply businesses were written off, except to the extent that future cost recovery was provided for through the regulated electricity delivery business. A new regulatory asset, "Recoverable stranded costs," was established to recognize amounts to be collected from regulated delivery customers for stranded costs which resulted from deregulation of the electricity supply businesses. The table below displays the regulatory assets and liabilities as of September 30, 1999 and December 31, 1998.


                                                                     September 30,  December 31,
Regulatory Assets (Liabilities)                                          1999           1998
--------------------------------------------------------------       -------------  -------------
                                                                         (Millions of Dollars)
  Recoverable stranded costs..................................         $ 44.3
  Deferred recoverable income taxes (1).......................           69.0        $ 82.2
  Deferred debt refinancing costs (2).........................            8.1          16.2
  Deferred energy costs (3)...................................           22.7          (0.4)
  Deferred costs for nuclear decommissioning/decontamination..             -            5.7
  Deferred demand-side management costs.......................            4.5           5.7
  Other (4)...................................................            2.8           9.7
                                                                       ------        ------
  Total.......................................................         $151.4        $119.1
                                                                       ======        ======

(1) Deferred recoverable income taxes represents the portion of DPL's deferred tax liabilities applicable to utility operations that has not been reflected in current customer rates for which future recovery is probable. Due to discontinuing the application of SFAS No. 71 to DPL's electricity supply business, the portion of deferred recoverable income taxes attributable to DPL's electricity supply business was written off in the third quarter of 1999.

(2) See "Deferred debt refinancing costs" in Note 2 to the Consolidated Financial Statements.

(3) The September 30, 1999 balance is primarily attributed to deferred energy costs of DPL's electricity supply businesses and most of the balance is to be recovered from Delaware and Maryland electric retail customers in accordance with the restructuring orders issued by the DPSC and MPSC, as discussed in Note 6 to the Consolidated Financial Statements.

(4) Various regulatory assets attributable to the DPL's electricity supply business were written off in the third quarter of 1999 due to discontinuing the application of SFAS No. 71 to DPL's electricity supply business.

Note 9.  Contingencies
-------  -------------

Environmental Matters

DPL is subject to regulation with respect to the environmental effect of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. DPL is currently a potentially responsible party at three federal superfund sites. At one of these sites, DPL has resolved its liability for clean up costs through a de minimis settlement with the government. At this site, DPL may be liable for a claim by the state or federal government for natural resource damages. DPL also is alleged to be a third-party contributor at three other federal superfund sites. DPL also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. Also, in August 1998, the Delaware Department of Natural Resources and Environmental Control notified DPL that it is a potentially responsible party liable for clean-up of the Wilmington Public Works Yard as a former owner of the property. There is $2 million included in DPL's current liabilities as of December 31, 1998, and September 30, 1999, for clean-up and other potential costs related to these sites. DPL does not expect such future costs to have a material effect on DPL's financial position or results of operations.

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


Note 10.  Supplemental Cash Flow Information
--------  ----------------------------------

                                           Nine Months Ended
                                              September 30,
                                         ---------------------
                                            1999       1998
                                         ----------  ---------
Cash paid for
(Dollars in thousands)
 Interest, net of amounts capitalized      $53,283    $62,086
  Income taxes, net of refunds             $37,786    $19,132

Note 11.  Business Segments
--------  -----------------

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

Earnings Summary
----------------

In the third quarter of 1999, DPL reported a net loss applicable to common stock of $196.0 million. The net loss resulted from (i) a $253.6 million extraordinary charge applicable to common stock for discontinuing the application of SFAS No. 71 to DPL's electricity supply businesses because of deregulation, and (ii) $6.4 million of special charges, net of taxes, primarily for accrued employee separation costs and certain other nonrecurring items. For additional information concerning deregulation and the extraordinary charge to earnings, see Notes 2, 4, 6 and 8 to the Consolidated Financial Statements and the "Electric Utility Industry Restructuring" section within the MD&A.

Excluding the extraordinary and special charges to earnings, earnings applicable to common stock were $64.0 million for the third quarter of 1999 compared to earnings applicable to common stock of $66.0 million for the third quarter of 1998. This $2.0 million decrease in earnings applicable to common stock (excluding extraordinary and special charges) was primarily due to higher operation and maintenance expenses which were largely offset by higher regulated electric revenues, partly due to warmer summer weather.

For the nine months ended September 30, 1999, DPL reported a net loss applicable to common stock of $137.8 million. The net loss resulted from (i) a $253.6 million extraordinary charge applicable to common stock for discontinuing the application of SFAS No. 71 to its electricity supply businesses because of deregulation, and (ii) $6.4 million of special charges, net of taxes, primarily for accrued employee separation costs and certain other nonrecurring items. For the nine months ended September 30, 1998, earnings applicable to common stock were $91.7 million, after special charges of $16.2 million, net of taxes, for the cost of employee separations associated with the Merger-related workforce reduction and other Merger-related costs.

Excluding the extraordinary and special charges to earnings, earnings applicable to common stock were $122.2 million for the nine months ended September 30, 1999 compared to earnings applicable to common stock of $107.9 million for the same period last year. The $14.3 million increase in earnings applicable to common stock for the nine month period was primarily due to higher regulated electric and gas revenues and a $3.5 million operating loss incurred in the first two months of 1998 by the nonutility subsidiaries which were transferred to Conectiv on March 1, 1998.

Electric Utility Industry Restructuring
---------------------------------------

As discussed in Notes 2, 4, 6, and 8 to the Consolidated Financial Statements, during the past several months, the DPSC and MPSC issued orders to DPL, concerning restructuring its electricity supply businesses. Based on these orders, DPL determined that the requirements of SFAS No. 71 no longer applied to its electricity supply businesses as of September 30, 1999. As a result DPL discontinued applying SFAS No. 71 and applied the requirements of SFAS No. 101 and EITF 97-4, which among other things, resulted in an extraordinary charge to earnings of $253.6 million, net of taxes.

Implementation Dates

The table below shows when DPL's Delaware and Maryland retail electric customers may choose an alternative supplier. The Virginia Electric Utility Restructuring Act, signed into law on March 29, 1999, phases in retail electric competition beginning January 1, 2002.

State                      Customer Group                  Effective Date for Choice
----------  ---------------------------------------------  -------------------------
Delaware    Customers with peak loads of 1,000 kW or more  October 1, 1999
Delaware    Customers with peak loads of 300 kW or more    January 15, 2000
Delaware    All other Delaware retail electric customers   October 1, 2000
Maryland    All customers                                  July 1, 2000

Revenue Reductions

Pursuant to the electric utility restructuring orders issued by the DPSC and MPSC during the past several months, electric rate decreases became effective, or are scheduled to become effective, as shown in the table below.


            Estimated Annualized
  State     Revenue Decrease (1)   Effective Date
----------  --------------------   ---------------
Delaware    $17.5 million (2)      October 1, 1999
Maryland    $12.5 million (2)      July 1, 2000

(1)  Estimated based on 1998 fiscal year sales and revenues.
(2) Represents a 7.5% reduction for residential rates, which are held constant for four years. Non-residential rates are held constant for three years.

Regulatory Implications on Sales of Electric Generating Plants

Under the DPSC's and MPSC's electric restructuring orders, any gain, or loss, realized on the sale of DPL's electric generating plants will affect net income to the extent the net selling proceeds differ from the plants' net book value, as adjusted for any impairment write-down recorded in the third quarter of 1999. Management expects that a net gain will be recognized in earnings when DPL sells its electric generating plants which were not impaired from deregulation. There can be no assurances, however, that DPL will elect or be able to sell any such electric generating plants, or that any gain will be realized from such sales of electric generating plants.

Stranded Cost Recovery

Based on the $24 million of after-tax stranded cost recovery that the DPSC and MPSC restructuring orders provided for, DPL recorded recoverable stranded costs on a pre-tax basis of $44.3 million in the third quarter of 1999. Although only partial stranded cost recovery was provided for by the DPSC's and MPSC's restructuring orders, any gain that may be realized on the sale of DPL's electric generating units which were not impaired by deregulation will increase future earnings.

Default Service

DPL is obligated to supply electricity to customers who do not choose an alternative electricity supplier for three or fours years (depending on customer class) after October 1, 1999 in Delaware and July 1, 2000 in Maryland. The energy component to be included in customers' rates for such "default service" is established based on the average energy cost for the 12 months ended September 30, 1999 for Delaware customers and the average energy cost for the 12 months ended April 30, 2000 for Maryland customers. After October 1, 1999 in Delaware and July 1, 2000 in Maryland, DPL's earnings will be affected to the extent that actual energy costs vary from the amounts included in customer rates.

Shopping Credits

Customers who choose an alternative electricity supplier receive a credit to their bill, or a shopping credit, which generally represents the cost of electricity supply and transmission service. System-average shopping credits for the first three to four years (depending on the state and/or customer group) after customer choice begins, have been initially estimated to range from 4.736 to 4.740 cents per kWh for DPL's Delaware customers, and from 5.088 to 5.093 cents per kWh for DPL's Maryland customers.

Deregulated Generation and Power Plant Sales
--------------------------------------------

Conectiv's management is changing the mix of the types of electric generating plants owned by its subsidiaries, including DPL, in conjunction with implementing a "mid-merit" strategy. Mid-merit electric generating plants can quickly increase or decrease their kWh output level on an economic basis. Mid-merit plants typically have relatively low fixed operating and maintenance costs and also can use different types of fuel. These plants are generally operated during times when demand for electricity rises and prices are higher. As discussed in Note 7 to the Consolidated Financial Statements, DPL has offered its nuclear and non-strategic baseload fossil electric generating plants for sale. Baseload electric generating plants run almost continuously to supply the base level of demand for electricity, or the minimum demand level which generally always exists on an electrical system. In a deregulated electricity supply market, management expects that mid-merit electric generating plants will be more profitable and provide higher returns on invested capital than baseload electric generating plants.

Effective October 1, 1999, the Delaware portion (approximately 59%) of DPL's electric generating plants is deregulated and the plants' kWh output may, at DPL's option, be sold in deregulated markets or used to supply default service customers in Delaware. Similarly, effective July 1, 2000, the Maryland portion (approximately 30%) of DPL's electric generating plants is deregulated and the plants' kWh output may, at DPL's option, be sold in deregulated markets or used to supply default service customers in Maryland.

On September 30, 1999, Conectiv announced that DPL reached agreements to sell its ownership interests in nuclear plants, representing 331 MW of capacity, to PSEG Power LLC and PECO. The aggregate sales price of $9 million, less selling costs, was used as the fair value of the nuclear plants in determining the amount of impairment that resulted from deregulation and the amount of the write down of DPL's investments in nuclear plants that was recorded in the third quarter of 1999. Upon completion of the sale, DPL will transfer its nuclear decommissioning trust funds to the purchasers and PSEG Power LLC and PECO will assume full responsibility for the decommissioning of Peach Bottom and Salem. The sales are subject to various federal and state regulatory approvals and are expected to close by mid-2000.

DPL is currently conducting an auction for the sale of certain fossil fuel-fired electric generating plants which have 1,081 MW of capacity and a net book value of approximately $312 million, which is net of the write downs recorded in the third quarter of 1999, as a result of deregulation.

See the preceding MD&A section labeled "Regulatory Implications on Sales of Electric Generating Plants" for a discussion of any gain or loss that may result from such sales.

In order to fulfill its obligations in Delaware and Maryland as a default service provider, DPL may arrange contracts to purchase energy and capacity from the buyer(s) of the fossil fuel-fired plants. These contracts are expected to establish a favorable cost structure for DPL's default service. Alternatively, DPL may purchase energy and capacity from third parties.

Due to the expected sale of power plants, more electric capacity is expected to be purchased in the future, which will cause purchased electric capacity costs to increase. However, since the divested plants will be removed from the balance sheet upon sale, depreciation expense for these plants will stop. Also, to the extent the sales proceeds are used to pay off debt which had financed the plants, interest expense will also decrease.

Management expects the proceeds from the sale of the electric generating plants will be used for general corporate purposes, including the purchase of a portion of DPL's outstanding securities. The electric generating plants of DPL which are not sold to third parties are expected to be transferred into a new electric generation subsidiary within the next year.

DPL's mortgage indentures require that the electric generating plants being divested be released from the liens of the mortgage. These assets may be released with a combination of cash, bondable property additions and credits representing previously issued and retired first mortgage bonds. DPL has sufficient bondable property additions and retired first mortgage bonds to release such assets at fair values.


Electric Revenues
-----------------

The table below shows the amounts of electric revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated).

                                   Three Months Ended  Nine Months Ended
                                      September 30        September 30
                                   ------------------  ------------------
                                     1999      1998      1999      1998
                                   --------  --------  --------  --------
                                           (Dollars in millions)

Regulated electric revenues          $347.9    $334.7  $  853.0  $  826.9
Non-regulated electric revenues        98.5     165.8     223.6     239.2
                                     ------    ------  --------  --------
Total electric revenues              $446.4    $500.5  $1,076.6  $1,066.1
                                     ======    ======  ========  ========

Regulated electric revenues increased by $13.2 million, from $334.7 million in the third quarter of 1998 to $347.9 million in the third quarter of 1999. The $13.2 million increase was primarily due to higher demand charges billed to resale customers as a result of the hot weather and higher retail kWh sales.

Non-regulated electric revenues decreased by $67.3 million, from $165.8 million in the third quarter of 1998 to $98.5 million in the third quarter of 1999. The $67.3 million decrease was mainly due to lower electricity trading volumes, partly offset by higher competitive retail electricity sales in Pennsylvania. The decrease in Non-regulated electricity trading revenues did not have a significant impact on the variance in Non-regulated electric revenues net of energy costs because gross margins from electricity trading are generally low.

For the nine month period, Regulated electric revenues increased by $26.1 million, from $826.9 million for the nine months ended September 30, 1998 to $853.0 million for the nine months ended September 30, 1999. The $26.1 million increase was primarily due to a $22.1 million increase in interchange revenues primarily from revenues for transmission network usage and system congestion. The remaining $4.0 million of the increase reflects higher demand charges billed to resale customers and a 2.9% increase in retail kWh sold (mainly due to a 1.7% increase in the number of customers), partly offset by lower resale kWh sales due to a scheduled load reduction by DPL's largest resale customer.

Non-regulated electric revenues decreased $15.6 million for the nine month period, from $239.2 million for the nine months ended September 30, 1998 to $223.6 million for the nine months ended September 30, 1999. The $15.6 million decrease was mainly due to lower electricity trading volumes, partly offset by higher competitive retail electricity sales in Pennsylvania. Despite lower electricity trading volumes and revenues, Non-regulated electric revenues net of energy costs increased for the nine-month period.

Gas Revenues
------------

The table below shows the amounts of gas revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated).

                              Three Months Ended  Nine Months Ended
                                September 30,       September 30,
                              ------------------  -----------------
                                1999      1998      1999     1998
                              ---------  -------  --------  -------
                                      (Dollars in millions)
Regulated gas revenues           $ 12.0    $13.0    $ 87.5   $ 79.0
Non-regulated gas revenues        144.4     80.5     491.2    203.0
                                 ------    -----    ------   ------
Total gas revenues               $156.4    $93.5    $578.7   $282.0
                                 ======    =====    ======   ======

Regulated gas revenues increased $8.5 million for the nine-month period ended September 30, 1999, due primarily to a 12.8% increase in cubic feet of natural gas sold to residential customers because colder winter weather caused residential customers to use more gas to heat their homes. Higher average rates charged under the energy adjustment clause also contributed to the increase.

Due to higher Non-regulated gas trading volumes, Non-regulated gas revenues increased $63.9 million for the three-month period and $288.2 million for the nine-month period. However, the variance, for the three-month period and for the nine-month period compared to the same periods last year, in Non-regulated gas revenues net of related purchased gas costs was not significant. The margin earned from Non-regulated natural gas trading revenues in excess of related purchased gas costs is relatively small mainly due to the competitive nature of natural gas trading activities.

Other Services Revenues
-----------------------

Total revenues from "Other services" decreased from $29.3 million to $24.4 million for the nine-month period. The $4.9 million revenue decrease reflects a $19.5 million decrease attributed to the transfer of DPL's nonutility subsidiaries to Conectiv on March 1, 1998, partially offset by revenue received for administrative facilities used by Conectiv's service company pursuant to regulations of the 1935 Public Utility Holding Company Act. Total revenues from "Other services" increased from $4.9 million to $6.6 million for the three-month period, primarily due to revenues received for administrative facilities used by Conectiv's service company.

Operating Expenses
------------------

Electric Fuel and Purchased Energy Expenses

Electric fuel and purchased energy expenses decreased $65.0 million and $11.7 million for the three-month and nine-month periods, respectively, mainly due to lower Non-regulated electricity trading volumes, partially offset by higher regulated electricity sales.

Gas Purchased

Gas purchased increased by $63.8 million to $151.4 million for the third quarter of 1999, and by $293.4 million to $542.2 million for the first nine months of 1999 mainly due to larger volumes of gas purchased for resale off-system.
Higher on-system sales demand due to the colder winter weather also contributed to the increase for the nine-month period.

Other Services' Cost of Sales

Other services' cost of sales increased by $0.9 million for the three-month period mainly due to expenses associated with the administrative facilities being used by Conectiv's service company. Other services' cost of sales decreased by $0.7 million for the nine-month period primarily due to the transfer of DPL's nonutility subsidiaries to Conectiv on March 1, 1998, partially offset by the expenses associated with the administrative facilities being used by Conectiv's service company.

Purchased Electric Capacity

Purchased electric capacity costs increased $3.2 million and $6.9 million for the three- and nine-month periods, respectively, due to higher capacity requirements associated with energy supplied within and outside of DPL's regulated service territories.

Special Charges

DPL's operating results for the three and nine months ended September 30, 1999 include special charges of $10.5 million before taxes ($6.4 million after taxes) primarily due to the costs of planned employee separations and certain other nonrecurring items.

DPL's operating results for the nine months ended September 30, 1998 include special charges of $26.8 million before taxes ($16.2 million after taxes) for the cost of employee separations associated with the Merger-related workforce reduction and other Merger-related costs.

Operation and Maintenance Expenses

For the third quarter of 1999, operation and maintenance expenses increased by $9.1 million primarily due to higher power plant maintenance expenses, and lower capital expenditures which caused proportionately more resources to be expensed and less resources to be capitalized. Operation and maintenance expenses decreased to $189.7 million for the first nine months of 1999 from $195.6 million for the first nine months of 1998. Excluding a $10.6 million decrease due to the transfer of the nonutility subsidiaries to Conectiv on March 1, 1998, operation and maintenance expenses increased $4.7 million primarily due to the same factors which contributed to the third quarter increase.

Year 2000
----------

The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates during and beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, is managing Conectiv's response to this situation. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, is coordinating all Year 2000 activities. Conectiv has met substantial challenges in identifying and correcting the computer and embedded systems critical to generating and delivering power, delivering natural gas and providing other services to customers.

The project team is using a phased approach to managing its activities. The first phase was inventory and assessment of all systems, equipment, and processes. Each identified item was given a criticality rating of high, medium or low. Those items rated as high or medium were then subject to the second phase of the project. The second phase--determining and implementing corrective action for the identified systems, equipment and processes-- concludes with a test of the unit being remediated. The third phase involves system testing and compliance certification.

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

Additionally, DPL has developed and tested contingency plans in the event that Year 2000 outages do occur. Contingency plans are in place for all mission critical systems and have been coordinated into a detailed overall Year 2000 restoration plan under the direction of a senior-level engineering and operations manager. Contingency plans have also been developed for non-mission critical systems. The Year 2000 plans build on DPL's existing expertise in service restorations. DPL has also coordinated these efforts with state and local emergency management agencies.

The following chart sets forth the current estimated completion percentage of the 140 different systems in the Year 2000 Project by major business group, and for the information technology systems used in managing Conectiv's businesses.

Inventory and assessment, corrective action/unit testing and system testing/compliance in the 21 mission critical systems is 99% complete.

                              Inventory and   Corrective Action/ System Testing/
Business Group                  Assessment      Unit Testing       Compliance
--------------------------   ---------------  ------------------ ---------------
Business systems                    100%               98%             95%
Power production                    100%               95%             95%
Electricity distribution            100%               93%             90%
Gas delivery                        100%               99%             99%
Competitive services                100%          75%-100%             88%

Conectiv has also contacted vendors and service providers to review their Year 2000 efforts. Many aspects of Conectiv's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas for DPL to generate electricity.

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

As requested by NERC, DPL filed its Year 2000 Readiness Statement with NERC stating that as of June 30, 1999, 96% of work on mission critical systems had been completed. The remaining 4% of work constituted three exceptions to full readiness status and were reported to NERC in the regular monthly filing made on June 30, 1999. On the basis of Conectiv's filings, NERC has designated Conectiv (including DPL) as "Ready with Limited Exceptions." NERC regards exceptions as "limited" only if they "do not pose a measurable risk to reliable electric operations into the Year 2000." NERC, in its report to the Department of Energy dated August 3, 1999, stated that the factors it considers in making this evaluation include the number of facilities in a reporting company, the percent of that company's capacity included in the exception, expected completion date, importance of the facilities included in the exception and steps taken to mitigate risks. In that report, NERC stated that based "on data received through June 30, 1999, NERC believes that the electric power industry will operate reliably into the Year 2000 with the resources that are Y2k Ready today."

Since DPL's June 30, 1999 NERC filing, Conectiv has addressed two of the three exceptions and they have been reported as complete to NERC. Mission critical work is now 99% complete. The outstanding work on the sole remaining exception is completion of changes to Conectiv's customer information and billing system, including system changes made necessary by state legislation authorizing energy choice programs. Remediation efforts are now complete; the remaining work consists of final integration testing of the system. That testing is scheduled to be complete by the end of November 1999.

DPL participated in the two NERC drills on April 9, 1999 and September 9, 1999; a small number of manageable issues similar to those found by other utilities were identified during those drills and have been addressed. In addition, DPL conducted its own drill on October 28, 1999 where it successfully tested its contingency plans and communications with customers and emergency management agencies. All of these drills were exercises only and did not result in service interruptions.

Conectiv has incurred approximately $12.4 million in costs for the Year 2000 Project. The current budget for the Year 2000 Project is $10 million to $15 million. The costs set forth above do not include significant expenditures covering new systems, such as Conectiv's SAP business, financial and human resources management systems, an energy control system, and a customer information system. While these new systems effectively remediated Year 2000 problems in the systems they replaced, Conectiv is not reporting the expenditures on these systems in its costs for the Year 2000 Project, because the new systems were installed principally for other reasons. The total cost of these other projects over several years exceeds $87 million.

During July 1999, President Clinton signed the Year 2000 litigation reform bill, known as the "Y2K Act." The Y2K Act provides some new partial liability and damages protections to defendants in Year 2000 failure-related cases. It also establishes new litigation procedures that plaintiffs and defendants must follow. In general, the Y2K Act provides a pre-litigation notice period, proportionate liability among defendants in Year 2000 cases, a requirement that plaintiffs mitigate damages from Year 2000-related failures, and federal court jurisdiction for Year 2000 claims. The law covers many types of civil actions that allege harm or injury related to an actual or potential Year 2000-related failure, or a claim or defense arising or related to such a failure. The Y2K Act does not, however, cover civil actions for personal injury or wrongful death or most actions brought by a government entity acting in a regulatory, supervisory or enforcement capacity. The law governs actions brought after January 1, 1999 for a Year 2000-related failure occurring before January 1, 2003. Although the Y2K Act will not afford DPL complete protection from Year 2000-related claims, it should help limit any liability related to any Year 2000-related failures. DPL cannot predict the extent to which such liability will be limited by the Y2K Act.

Until the century change actually occurs, DPL will not with certainty be able to determine whether the Year 2000 issue might cause disruptions to its operations and impact related costs and revenues. DPL continues to assess the status of the Year 2000 Project on at least a semi-monthly basis to determine the likelihood of disruption. Based on its own Year 2000 program, as well as reports from NERC and other utilities, management believes it is unlikely that significant Year 2000-related disruptions will occur. However, any substantial disruption to DPL's operations could negatively impact DPL's revenues, significantly impact its customers and generate legal claims against DPL. DPL's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.

Liquidity and Capital Resources
-------------------------------

Due to $195.1 million of cash provided by operating activities, $65.9 million of cash used by investing activities, and $122.3 million of cash used by financing activities, cash and cash equivalents increased by $6.9 million during the first nine months of 1999.

The $195.1 million of net cash provided by operating activities for the nine months ended September 30, 1999 represented a $27.8 million decrease compared to the $222.9 million of net cash provided by operating activities for the nine months ended September 30, 1998. The $27.8 million decrease was primarily due to under-collections of energy costs from customers in the current nine-month period, over-collections of energy costs from customers in last year's nine-month period, and higher income tax payments, which were partially offset by higher electric and gas revenues, net of related energy costs, and the absence of last year's employee separation payments.

Accounts receivable increased from $275.3 million as of December 31, 1998 to $304.7 million as of September 30, 1999 mainly due to seasonality of electricity sales, which resulted in higher electric revenues in the third quarter of 1999 than in the fourth quarter of 1998.

The $22.7 million current asset for deferred energy costs as of September 30, 1999 is mainly for DPL's electric business, and will be recovered from DPL ratepayers within a year after customer choice of electricity suppliers begins in Delaware and Maryland.

The current liability for taxes accrued increased $23.4 million from December 31, 1998 to September 30, 1999 primarily due to taxable income for the first nine months of 1999; the items included in the special and extraordinary charges to earnings for the first nine months of 1999 generally are not currently deductible for income tax purposes, but instead result in a deferred tax benefit.

The liabilities for "Above-market purchased energy contracts" and "Excess Merrill Creek Reservoir capacity and other electric restructuring liabilities" resulted from the extraordinary charge to earnings discussed in Note 4 to the Consolidated Financial Statements. The accrual of these liabilities had no effect on current period cash flow and also will not alter future operating cash flows.

Capital expenditures decreased by $17.5 million to $51.9 million in the current nine-month period partly due to Conectiv's service subsidiary's capital expenditures for assets which are used by more than one Conectiv subsidiary.

Cash flows from financing activities reflect a use of cash for common dividends paid of $69.3 million for the first nine months of 1999 compared to $71.1 million for the first nine months of 1998.

In May 1999, DPL repaid at maturity $30.0 million of 7.50% Medium Term Notes.
In June 1999, DPL repaid $1.2 million of 6.95% Amortizing First Mortgage Bonds. These debt payments caused the September 30, 1999 balance of "Long-term debt due within one year" to decrease from the December 31, 1998 balance.

In July 1999, the Delaware Economic Development Authority issued on behalf of DPL $33.33 million of VRDB due on demand or at maturity in July 2024. The proceeds from the VRDB were used to refinance $22.33 million of 7.3% long-term debt in September 1999 and $11.0 million of 7.5% long-term debt in October 1999.

DPL's capital structure including short-term debt and current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below as of September 30, 1999, and December 31, 1998.


                                                 September 30,   December 31,
                                                      1999           1998
                                                 --------------  -------------
Common stockholder's equity                          35.6%          40.8%
Preferred stock                                       8.6%           7.7%
Long-term debt and variable rate demand bonds        55.7%          49.0%
Short-term debt and
 current maturities of long-term debt                 0.1%           2.5%

The decrease in common stockholder's equity and increase in long-term debt as a percent of total capitalization were primarily due to the special and extraordinary charges recorded in the third quarter of 1999, partly offset by a reduction in long-term debt outstanding.

DPL's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Method are shown below. See Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.


                                          12 Months            Year Ended December 31,
                                            Ended         -----------------------------------
                                      September 30, 1999  1998   1997     1996    1995   1994
                                      ------------------  ----  -------  ------  ------  ----
Ratio of Earnings to:
 Fixed Charges (SEC Method)                  3.43          2.92    2.83    3.33    3.54  3.49
 Fixed Charges and Preferred Stock
   Dividends (SEC Method)                    3.18          2.72    2.63    2.83    2.92  2.85

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

As of September 30, 1999, there were no material changes in the information previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on pages II-11 and II-12 of DPL's 1998 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1.  Legal Proceedings
--------------------------

Update of "Air Quality Regulations" included on page I-10 of DPL's 1998 Report
------------------------------------------------------------------------------
on Form 10-K
------------

DPL and the Delaware Department of Natural Resources and Environmental Control (DNREC) have reached a settlement regarding DPL's challenge, in Delaware Superior Court, to DNREC's post-Reasonably Available Control Technology oxides of nitrogen (NOx) emission regulations. The regulations, which require attainment of summer seasonal emission reductions of up to 65% below 1990 levels through reduced emission or the procurement of NOx emission allowances beginning in 1999, failed to take into account uncertainties regarding the ability of existing technologies to accomplish emission reductions and included stringent penalty provisions which could hinder development of a NOx allowance market. In reaching settlement, DNREC agreed to revise the regulations to clarify the factors to be considered in undertaking enforcement for noncompliance despite all reasonable efforts to comply and revised the penalty provisions for the years 1999 and 2000 to eliminate provisions tending to interfere with creation of a viable NOx allowance market. Through the installation of post-combustion control technology, DPL is making efforts to achieve compliance with the revised regulations.

Item 5.  Other Information
--------------------------

Electric System Outages
-----------------------

As previously reported, after customers experienced electric service outages in early July during an extended period of hot and humid weather and high demand for electricity, (i) the DPSC initiated an investigation of outages occurring in DPL's Delaware service territory (as well as an examination of post-Merger DPL customer service levels); and (ii) the MPSC initiated an investigation of outages occurring in the service territories of DPL and other Maryland electric utilities. DPL has responded to, and expects to continue to respond to, information requests during the pendency of these investigations.

On October 13, 1999, the DPSC initiated a formal proceeding to investigate the adequacy of DPL's facilities and services, including the remedies and incentives (if any) to be imposed or offered, respectively, to ensure the continued adequacy of DPL's facilities and services. That proceeding also will consider the effects (if any) of electric industry restructuring in Delaware on the reliability of electric service. The DPSC's order requires that DPL give the DPSC at least 30 days' notice upon entering any contract for the sale of any generating facility on the Delmarva Peninsula to any third party. DPL is actively involved in defending actions taken (including rotating load-shedding) during early-July and explaining its view that electric industry restructuring is unlikely to affect DPL electric system reliability. This DPSC proceeding is scheduled to conclude by May 2000.

On November 4-5, 1999, the MPSC held legislative-type hearings on outages occurring during 1999 in the service territories of DPL and other Maryland utilities.

Item 6.  Exhibits And Reports On Form 8-K
-----------------------------------------

Exhibits
--------


Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27, Financial Data Schedule

Reports on Form 8-K
-------------------

DPL filed a Report on Form 8-K dated July 27, 1999 reporting on Item 5, Other Events.

DPL filed a Report on Form 8-K dated August 31, 1999 reporting on Item 5, Other Events.

DPL filed a Report on Form 8-K dated September 30, 1999 reporting on Item 5, Other Events, and Item 7(c), Exhibits.

DPL filed a Report on Form 8-K dated October 26, 1999 reporting on Item 5, Other Events.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Delmarva Power & Light Company
                               ------------------------------
                                        (Registrant)



Date:     November 12, 1999         /s/ John C. van Roden
     -----------------------------  -------------------------------------
                                    John C. van Roden, Senior Vice
                                    President and Chief Financial Officer

                                 EXHIBIT INDEX
                           ------------------------




                                                    Exhibit
Title of Exhibit                                     Number
----------------------------------------            --------

Ratio of Earnings to Fixed Charges                    12-A

Ratio of Earnings to Fixed Charges
  and Preferred Dividends                             12-B

Financial Data Schedule                                27