Form 10-K405
period 1999-12-31
DELMARVA POWER & LIGHT CO /DE/
filed 2000-03-29
CIK 27879

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                      or
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                 Registrant's telephone number (302) 429-3114

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
                Title of each class                   on which registered
                -------------------               ---------------------------
   First Mortgage Bonds (Series issued prior to   New York Stock Exchange and
    1968)                                         Philadelphia Stock Exchange
   8.125% Cumulative Trust Preferred Capital      New York Stock Exchange
   Securities of
   Delmarva Power Financing I (Liquidation Value
   of $25.00)

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  All 1,000 issued and outstanding shares of Delmarva Power & Light Company common stock, $2.25 per share par value, are owned by Conectiv.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          -----
PART I
Item 1.Business
 Overview...............................................................    I-1
 Electricity and Gas Delivery...........................................    I-1
 Electricity and Gas Supply.............................................    I-2
 Installed Electric Capacity............................................    I-3
 Pennsylvania-New Jersey-Maryland Interconnection Association...........    I-3
 Purchased Power........................................................    I-4
 Nuclear Power Plants...................................................    I-4
 Fuel Supply for Electric Generation....................................    I-5
 Energy Adjustment Clauses..............................................    I-6
 Retail Electric and Gas Rates..........................................    I-6
 Customer Billing.......................................................    I-7
 Electric System Outages................................................    I-7
 Cost Accounting Manual/Code of Conduct.................................    I-7
 Virginia Affiliates Act................................................    I-8
 Federal Decontamination & Decommissioning Fund.........................    I-8
 Regulated Gas Delivery and Supply......................................    I-8
 Capital Spending and Financing Program.................................    I-9
 Environmental Matters..................................................    I-9
 Executive Officers.....................................................   I-11
Item 2.Properties.......................................................   I-12
Item 3.Legal Proceedings................................................   I-13
Item 4.Submission of Matters to a Vote of Security Holders..............   I-14

PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder
 Matters................................................................   II-1

Item 6.Selected Financial Data..........................................   II-2

Item 7.Management's Discussion and Analysis of Financial Condition and
 Results of Operations..................................................   II-3

Item 7A.Quantitative and Qualitative Disclosures About Market Risk......  II-14

Item 8.Financial Statements and Supplementary Data......................  II-16

Item 9.Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure...................................................  II-47

PART III

Item 10.Directors and Executive Officers of the Registrant..............  III-1

Item 11.Executive Compensation..........................................  III-2

Item 12.Security Ownership of Certain Beneficial Owners and Management..  III-8

Item 13.Certain Relationships and Related Transactions..................  III-8

PART IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-
 K......................................................................   IV-1

Signatures..............................................................   IV-5

                                    PART I

ITEM 1. BUSINESS

Overview

  Delmarva Power & Light Company (DPL) is a regulated public electric and gas utility and a subsidiary of Conectiv, which is a Delaware corporation and a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). DPL was incorporated in Delaware in 1909 and in Virginia in 1979. Effective March 1, 1998, DPL and Atlantic Energy, Inc. (Atlantic) con-summated a series of merger transactions (the Merger) by which DPL and Atlan-tic City Electric (ACE) became wholly-owned subsidiaries of Conectiv. Effec-tive with the Merger, DPL's former nonutility subsidiaries were transferred to Conectiv. For additional information about the Merger, refer to Note 4 to the Consolidated Financial Statements included in Item 8 of Part II.

  At December 31, 1999, DPL had 1,244 employees, including 1,008 employees represented by labor organizations.

  The sources of DPL's 1999 consolidated revenues were as follows: regulated (subject to price regulation) electricity sales-49.2%; non-regulated (not sub-ject to price regulation) electricity sales-13.0%; regulated gas sales-5.2%; non-regulated gas sales-31.1%; and other services-1.5%. In 1999, the regulated retail electricity and supply businesses provided most of DPL's earnings. In 1999, DPL's consolidated regulated electric retail revenues were earned from the following customer classes: residential-44.7%; commercial-36.2%; industri-al-18.2%; and other-0.9%.

  Certain aspects of DPL's electric utility business are subject to regulation by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, re-spectively), the Virginia State Corporation Commission (VSCC), and the Federal Energy Regulatory Commission (FERC). Retail gas sales are subject to regula-tion by the DPSC. Excluding off-system sales not subject to price regulation, the percentage of electric and gas utility operating revenues regulated by each regulatory commission for the year ended December 31, 1999, was as fol-lows: DPSC, 67.6%; MPSC, 24.6%; VSCC, 2.4%; and FERC, 5.4%.

  PUHCA imposes certain restrictions on the operations of registered holding companies and their subsidiaries. Pursuant to PUHCA regulations, Conectiv formed a subsidiary service company, Conectiv Resource Partners, Inc. (CRP), in 1998. CRP provides a variety of support services to Conectiv subsidiaries, and its employees are primarily former DPL and ACE employees. The costs of CRP are directly assigned and allocated to the Conectiv subsidiaries using CRP's services, including DPL and ACE.

  As a public utility, DPL supplies and delivers electricity and natural gas to its customers. These businesses, which are discussed below, are weather sensitive and seasonal because sales of electricity are usually higher during the summer months due to air conditioning and natural gas sales are usually higher in the winter when gas is used for space-heating. For other information concerning DPL's business segments, see Note 22 to DPL's 1999 Consolidated Fi-nancial Statements included in Item 8 of Part II.

Electricity and Gas Delivery

  DPL delivers electricity to approximately 462,600 regulated customers through its transmission and distribution systems and also supplies electric-ity to most of its electricity delivery customers. Rates charged to DPL's cus-tomers for delivery services are subject to regulation primarily by the DPSC, MPSC, and VSCC. DPL's regulated electric service area has a population of ap-proximately 1.2 million and covers an area of about 6,000 square miles on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia).

  DPL delivers natural gas through its gas transmission and distribution sys-tems to approximately 107,300 customers in a service territory that covers about 275 square miles in Northern Delaware and has a population of approxi-mately 0.5 million.

  As discussed below, DPL's electric utility business was restructured in 1999 pursuant to legislation enacted in Delaware and Maryland and orders issued to DPL by the DPSC and MPSC. Some of DPL's customers could choose an alternative electricity supplier effective October 1, 1999, and by October 1, 2000, about 96% of DPL's customers will be able to choose an alternative electricity sup-plier. Some of DPL's natural gas customers can currently choose an alternative supplier. The electricity and natural gas delivered by DPL may be supplied to customers by alternative suppliers or DPL. Delivery services are structured into various forms of price regulated offers, some including energy supply, so that customers may choose the combination that provides the best value. As the electric utility industry evolves and restructuring of electricity supply is implemented, there will be opportunities to serve new customers such as inter-mediate marketers, wholesalers, bundled services providers, and energy service companies.

Electricity and Gas Supply

  DPL supplies electricity to customers in its service area with power pur-chased from other suppliers and electricity generated by its power plants. DPL also supplies natural gas to its customers in northern Delaware under regu-lated tariffs. The transition to market pricing and terms of service for sup-plying electricity to customers in the regulated Delaware and Maryland service areas of DPL began in the latter half of 1999, when the DPSC and MPSC issued orders to DPL which restructured the electricity supply business. On October 1, 1999, Delaware customers with peak monthly loads of 1,000 kilowatts or more could choose an alternative electricity supplier. By October 1, 2000, all of DPL's Delaware and Maryland customers (approximately 96% of DPL's customers) will be able to choose an alternative electricity supplier. Among other things, the restructuring orders also provided for decreases in customer elec-tric rates, partial recovery of stranded costs, and no change in DPL's cus-tomer rates for the divestiture of its electric power plants. For information about restructuring the electricity supply business of DPL, see Notes 1, 6, 8, and 13 to the Consolidated Financial Statements, included in Item 8 of Part II, and "Electric Utility Industry Restructuring" within Management's Discus-sion and Analysis of Financial Condition and Results of Operations (MD&A), in-cluded in Item 7 of Part II.

  DPL currently trades electricity and gas, and sells electricity and gas in bulk in markets which are not subject to price regulation. DPL also sells electricity and gas in competitive retail markets (including Delaware, Mary-land, and New Jersey) where customers may choose an electric supplier other than the local utility responsible for delivery.

  As discussed under "Deregulated Generation and Power Plant Divestiture" within the MD&A, included in Item 7 of Part II, Conectiv is realigning the mix of electric generating plants owned by its subsidiaries. Conectiv expects that, in the future, the electric generating plants owned by its subsidiaries will be primarily "mid-merit" units. The kilowatt-hour (kWh) output of mid-merit units can be increased or decreased quickly on an economic basis. Mid-merit plants also typically have relatively low fixed operating and mainte-nance costs, can use different fuel types, and are generally operated when de-mand rises and electricity prices are higher.

  In conjunction with Conectiv's mid-merit strategy, DPL has entered into agreements to sell its nuclear and non-strategic baseload fossil electric gen-erating plants (1,412 megawatts of capacity), as discussed under "Installed Electric Capacity" in Part I, in Note 11 to the Consolidated Financial State-ments included in Item 8 of Part II, and under "Deregulated Generation and Power Plant Divestiture" in the MD&A included in Item 7 of Part II.

  In December 1999, DPL filed an application with the FERC for approval of the transfer to other Conectiv subsidiaries of the electric generating plants which are not being sold. Through the planned sales and transfers (divesti-ture) of DPL's electric generating plants, the principal businesses of DPL will be the transmission and distribution of energy, as envisioned by legisla-tion enacted during 1999 which restructured the electric utility industry in Delaware and Maryland. The production of electricity will be conducted by the Conectiv subsidiaries receiving the transferred electric generating units, which are also expected to assume the non-regulated electricity and gas trad-ing activities currently conducted by DPL. DPL's exit from the businesses of electricity production and non-regulated electricity and gas trading is expected to cause a decrease in DPL's earnings capacity. For information concerning non-regulated electric-ity and gas trading activities, see Note 9 to the Consolidated Financial Statements. For pro forma information concerning the divestiture of DPL's electric generating plants, see Exhibit 99 to this Report on Form 10-K.

Installed Electric Capacity

  Capacity is the capability to produce electric power, typically from owned generation or third-party purchase contracts, and differs from the electric energy markets, which trade the actual energy being generated. The megawatts
(MW) of net installed summer electric generating capacity available to DPL to serve its peak load as of December 31, 1999, is presented below. The net gen-erating capacity available for operations at any time may be less than the to-tal net installed generating capacity due to generating units being out of service for inspection, maintenance, repairs, or unforeseen circumstances. See
Item 2, Properties, for additional information concerning electric generating units.

                                                                           % of
   Sources of Capacity                                                MW   Total
   -------------------                                               ----- -----
    Coal-fired generating units..................................... 1,153   35
    Oil-fired generating units......................................   598   18
    Combustion turbines/combined cycle generating units.............   674   20
    Nuclear generating units........................................   328   10
    Diesel units....................................................    23   --
                                                                     -----  ---
    DPL-owned generating capacity................................... 2,776   83
    Customer-owned capacity.........................................   105    3
    Long-term purchased capacity....................................   243    7
    Short-term purchased capacity...................................   218    7
                                                                     -----  ---
    Total........................................................... 3,342  100
                                                                     =====  ===

  As discussed in Note 11 to the Consolidated Financial Statements, included in Item 8 of Part II, DPL has entered into agreements for the sale of electric generating units, listed below, which are included in the table of installed capacity shown above. After the sale of these units, DPL will purchase more electricity to supply customers in its service areas. See "Purchased Power" for additional information.

   Electric Generating Units Expected to be sold                      MW
   ---------------------------------------------                     -----
    Coal fired generating units.....................................   894
    Oil-fired generating units......................................   153
    Combustion turbines & diesel units..............................    37
    Nuclear generating units........................................   328
                                                                     -----
                                                                     1,412
                                                                     =====

  As a member of the Pennsylvania-New Jersey-Maryland Interconnection Associa-tion (PJM), DPL is obligated to maintain capacity levels based on its allo-cated share of estimated aggregate PJM capacity requirements. (The PJM is dis-cussed below.) DPL periodically updates its forecast of peak demand and re-evaluate resources available to supply projected growth. DPL's regulated peak load in 1999 was 3,255 MW on July 5, a 5.5% increase from DPL's previous his-torical peak demand of 3,085 MW which occurred on July 23, 1998. DPL met its 20% reserve margin obligation to the PJM in 1999. After DPL's divestiture of its power plants, DPL will satisfy its PJM reserve margin obligation with ca-pacity purchased from sources that may include other Conectiv subsidiaries, other utilities, and the PJM.

Pennsylvania-New Jersey-Maryland Interconnection Association

  As members of the PJM, DPL's generation and transmission facilities are op-erated on an integrated basis with other electricity suppliers in Pennsylva-nia, New Jersey, Maryland, and the District of Columbia, and are interconnected with other major utilities in the United States. This power pool improves the reliability and operating economies of the systems in the group and provides capital economies by permitting shared reserve require-ments. The PJM's installed capacity as of December 31, 1999, was 57,588 MW. The PJM's peak demand during 1999 was 51,600 MW on July 6, which resulted in a summer reserve margin of 10.4% (based on installed capacity of 56,944 MW on that date).

  The PJM operates a centralized capacity credit market, enabling participants to procure or sell surplus capacity to meet reliability obligations within the PJM region.

  The PJM operating agreement allows bids to sell electricity (energy) re-ceived from generation located within the PJM control area. Transactions that are bid into the PJM pool are capped at $1,000 per megawatt hour. All power providers are paid the locational marginal price (LMP) set through power prov-iders' bids. The LMP will be higher in congested areas reflecting the price bids of those higher cost generating units that are dispatched to supply de-mand and alleviate the transmission constraint. Furthermore, in the event that all available generation within the PJM control area is insufficient to sat-isfy demand, the PJM may institute emergency purchases from adjoining regions. The cost of such emergency purchases is not subject to any PJM price cap.

Purchased Power

  In Delaware and Maryland, DPL is the electricity supplier for customers who do not choose an alternative electricity supplier, or the "default service" provider. Upon completion of the divestiture of DPL's electric generating plants, DPL will supply default service customers entirely with purchased pow-er. As discussed in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II, the terms of DPL's power plant sale agreement with NRG Energy, Inc. provide for DPL to purchase from NRG Energy, Inc. 500 megawatt-hours of firm electricity per hour from completion of the sale through Decem-ber 31, 2005. DPL currently purchases from PECO Energy Company (PECO) 243 MW of capacity and energy, which increases to 279 MW by 2006 when the contract expires. Recently, DPL entered into another agreement with PECO to purchase 350 MW of capacity and energy from March 2000 to February 2003. Subsequent to the divestiture of DPL's electric generating plants, management expects that these contracts with NRG Energy, Inc. and PECO will satisfy approximately 80% of DPL's forecasted average energy requirements. DPL also contracts with other electric suppliers on an as needed basis for capacity and energy.

Nuclear Power Plants

  DPL has entered into agreements for the sale of its ownership interests in nuclear power plants to PSEG Power LLC (a subsidiary of Public Service Enter-prise Group) and PECO. Upon completion of the sales, DPL will transfer its re-spective nuclear decommissioning trust funds to the purchasers, who will as-sume full responsibility for the decommissioning of Peach Bottom Atomic Power Station (Peach Bottom) and Salem Nuclear Generating Station (Salem). The sales are subject to various federal and state regulatory approvals and are expected to be completed by the third quarter of 2000. For additional information, see
Note 11 to the Consolidated Financial Statements included in Item 8 of Part
II.

  DPL's nuclear capacity is provided by Peach Bottom Units 2 and 3 and by Sa-lem Units 1 and 2. Peach Bottom is located in York County, Pennsylvania, is operated by PECO, and has a summer capacity of 2,186 MW. DPL has a 7.51%, or 164 MW, ownership interest in Peach Bottom. Public Service Electric and Gas (PSE&G) operates Salem, which is located in Salem County, New Jersey, and has a summer capacity of 2,212 MW. DPL's ownership interest in Salem is 7.41%, or 167 MW including 3 MW for an on-site combustion turbine.

  DPL's ownership interests in nuclear power plants provided approximately 10% of its total installed capacity as of December 31, 1999. See Note 10 to DPL's 1999 Consolidated Financial Statements, included in Item 8 of Part II, for in-formation about DPL's investment in jointly-owned generating stations.

  The operation of nuclear generating units is regulated by the Nuclear Regu-latory Commission (NRC). Such regulation requires that all aspects of plant operations be conducted in accordance with NRC safety and environmental re-quirements and that continuous demonstrations be made to the NRC that plant operations meet applicable requirements. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate.

  As a by-product of nuclear operations, nuclear generating units produce low-level radioactive waste (LLRW). LLRW is accumulated on-site until shipped to a federally licensed permanent disposal facility. Salem and Peach Bottom have on-site interim storage facilities with five-year storage capacities. For a discussion about the disposal of nuclear fuel, see "Nuclear," under "Fuel Sup-ply for Electric Generation."

  For information concerning funding DPL's estimated future cost of decommissioning the Salem and Peach Bottom nuclear reactors, see Note 12 to the Consolidated Financial Statements included in Item 8 of Part II.

  For information about DPL's lawsuit seeking to recover damages for the costs of replacing the steam generators at Salem, see Item 3, Legal Proceedings.

Fuel Supply for Electric Generation

  DPL's electric generating capacity by fuel type is shown under "Installed Electric Capacity." To facilitate the purchase of adequate amounts of fuel, DPL contracts with various suppliers of coal, oil, and natural gas on both a long- and short-term basis. DPL's long-term coal contracts generally contain provisions for periodic and limited price adjustments, which are based on cur-rent market prices. Oil and natural gas contracts generally are of shorter term with prices determined by market-based indices.

  DPL's obligations for coal, oil, and gas supply contracts related to the fossil fuel-fired electric generating units to be sold are expected to be as-sumed by NRG Energy, Inc., the party which has agreed to purchase the fossil fuel-fired plants. Under the sales agreements for DPL's interests in nuclear generating units, DPL will receive proceeds for the book value of the nuclear fuel inventories, which are expected to be used to liquidate DPL's obligations for the lease of the nuclear fuel inventories.

Coal

  Edge Moor Units 3 and 4, and the Indian River, Keystone and Conemaugh Gener-ating Stations are coal-fired. During 1999, 30% of DPL's coal supply was pur-chased under contracts of less than three years in duration, 51% under long-term contracts (up to ten years), and the balance on the spot market. Approxi-mately 41% of DPL's projected coal requirements are expected to be provided under supply contracts. DPL does not anticipate any difficulty in obtaining adequate amounts of coal.

Oil

  Currently, 100% of the residual oil used in Edge Moor Unit 5 is purchased on a spot basis. Natural gas is used when economically feasible. A two-year re-sidual oil supply contract that expires in 2001 provides 90% to 100% of the fuel supply requirements for the Vienna Generating Station (Vienna). Any amount over 90% of Vienna's requirements may be purchased in the spot market.

Gas

  Natural gas is the primary fuel for the three combustion turbines at DPL's Hay Road site and a secondary fuel for Edge Moor Units 3, 4, and 5. Natural gas for these generating units is purchased on a firm or interruptible basis from suppliers such as marketers, producers, and utilities. The gas is deliv-ered to DPL through the interstate pipeline system under contracts that are a mix of long-term firm, short-term firm, and interruptible contracts. The sec-ondary fuel for the Hay Road combustion turbines is low-sulfur diesel fuel, which is purchased in the spot market.

Nuclear

  PSE&G has informed DPL that it has several long-term contracts with uranium ore operators, converters, enrichers and fabricators to meet the currently projected fuel requirements for Salem. DPL has also been advised by PECO that it has contracts similar to PSE&G's contracts to satisfy the fuel requirements of Peach Bottom. Currently, there is an adequate supply of nuclear fuel for Salem and Peach Bottom.

  After spent fuel is removed from a nuclear reactor, it is placed in tempo-rary storage for cooling in a spent fuel pool at the nuclear station site. Un-der the Nuclear Waste Policy Act of 1982 (NWPA), the federal government en-tered into contracts with utilities operating nuclear power plants for trans-portation and ultimate disposal of spent nuclear fuel and high level radioac-tive waste. However, no permanent government-owned and operated repositories are in service or under construction. The United States Department of Energy
(DOE) has stated that it would not be able to open a permanent, high level nu-clear waste storage facility until 2010, at the earliest.

  Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent nuclear fuel storage installations located at or away from reactor sites for at least 30 years beyond the licensed life for operation (which may include the term of a revised or renewed license). PSE&G has advised DPL that, as a result of reracking the two spent fuel storage pools at Salem, the availability of spent fuel storage capacity is estimated to be adequate through 2012 for Unit 1 and 2016 for Unit 2. PECO has advised DPL that spent fuel racks at Peach Bottom have storage capacity until 2000 for Unit 2 and until 2001 for Unit 3. PECO has also advised DPL that it is constructing an on-site dry storage facility, which is expected to be operational in 2000, to provide additional storage ca-pacity.

Energy Adjustment Clauses

  As a result of electric utility industry restructuring, energy adjustments in DPL's Delaware regulated retail electric tariffs were eliminated effective October 1, 1999, and energy adjustments in DPL's Maryland regulated retail electric tariffs are to be eliminated effective June 30, 2000. The energy ad-justment clauses provided for collection from customers of fuel costs and pur-chased energy costs. In Virginia, DPL proposed to the VSCC that the energy ad-justment clause be discontinued in 2000. Earnings volatility may increase due to elimination of DPL's energy adjustment clauses.

  A gas cost rate clause provides for the recovery of gas costs through regu-lated tariffs from DPL's regulated gas customers. Gas costs for regulated, on-system customers are charged to operations based on costs billed to customers under the gas cost rate clause. Any under-collection or over-collection of gas costs in a current period is generally deferred. Customer rates are adjusted periodically to reflect amounts actually paid by DPL for purchased gas.

Retail Electric and Gas Rates

  Changes in DPL's customer rates other than those related to the energy ad-justment clauses are discussed below. Changes in customer rates due to the electric and gas energy adjustment clauses generally do not affect earnings.

  Effective October 1, 1999, DPL's Delaware residential electric rates were reduced 7.5%, in connection with restructuring the electric utility industry within Delaware. Also, electric rates in effect on October 1, 1999 are to re-main unchanged for four years for Delaware residential customers and three years for Delaware non-residential customers. Management estimates that the initial 7.5% Delaware residential rate reduction will reduce revenues by ap-proximately $17.5 million (on an annualized basis, assuming fiscal year 1998 sales and revenues).

  A 7.5% reduction in DPL's Maryland residential electric rates is scheduled for July 1, 2000, in connection with restructuring the electric utility indus-try within Maryland. Also, the electric rates which become effective on July 1, 2000 are to remain unchanged for four years for Maryland residential cus-tomers and three years for Maryland non-residential customers. Management es-timates that the initial 7.5% Maryland residential rate reduction will reduce revenues by approximately $12.5 million (on an annualized basis, assuming fiscal year 1998 sales and revenues).

  DPL has proposed a 2.6% (approximately $0.7 million on an annual basis) rev-enue decrease for Virginia electric retail customers by the completion of the divestiture of DPL's electric generating plants.

  In accordance with the terms included in regulatory commissions orders' which approved the Merger, DPL phased in a $13.0 million reduction in electric and gas retail customer rates as follows: (1) $11.5 million effective March 1, 1998, (2) $1.1 million effective March 1, 1999, and (3) $0.4 million effective October 1, 1999.

  For additional information concerning the impact of electric utility indus-try restructuring on customer rates, see Note 8 to the Consolidated Financial Statements included in Item 8 of Part II.

Customer Billing

  In December 1999, a new customer billing system was installed, among other reasons, to accommodate the unbundled utility bills required by electric util-ity industry restructuring. As is the case with any complex billing system changeover, errors have occurred, which Conectiv is in the process of resolv-ing. On March 14, 2000, the DPSC initiated a proceeding in which billing sys-tem and related customer service issues are to be reviewed. Although billing system implementation problems may potentially affect future revenues and cash flows, management currently does not expect such problems to materially affect DPL's results of operations or financial position.

Electric System Outages

  After customers experienced electric service outages in early July 1999 dur-ing an extended period of hot and humid weather and high demand for electrici-ty, (i) the DPSC initiated an investigation of outages occurring in DPL's Del-aware service territory (as well as an examination of post-Merger DPL customer service levels); and (ii) the MPSC initiated an investigation of outages oc-curring in the service territories of DPL and other Maryland electric utili-ties. DPL has responded to, and expects to continue to respond to, information requests during the pendency of these investigations.

  On October 13, 1999, the DPSC initiated a formal proceeding to investigate the adequacy of DPL's facilities and services, including the remedies and in-centives (if any) to be imposed or offered, respectively, to ensure the con-tinued adequacy of DPL's facilities and services. That proceeding also will consider the effects (if any) of electric industry restructuring in Delaware on the reliability of electric service. DPL is actively involved in defending actions taken (including rotating load-shedding) during early-July 1999 and explaining its view that electric industry restructuring is unlikely to affect DPL's electric system reliability. This DPSC proceeding is scheduled to con-clude by May 2000.

  On November 4-5, 1999, the MPSC held hearings on outages occurring during 1999 in the service territories of DPL and other Maryland utilities.

Cost Accounting Manual/Code of Conduct

  DPL has cost allocation and direct charging mechanisms in place to ensure that there is no cross-subsidization of competitive activities by regulated utility activities. DPL is also subject to various Codes of Conduct that af-fect the relationship between DPL's regulated activities and Conectiv's unreg-ulated activities. In general, these Codes of Conduct limit information ob-tained through utility activities from being disseminated to employees engaged in non-regulated activities, and restrict or prohibit sales leads, joint sales calls, joint promotions, and the use of the same telephone numbers for regu-lated and unregulated activities. There are ongoing regulatory proceedings affecting DPL that could result in modifications to the existing Codes of Conduct, which modifications could adversely impact the way Conectiv's subsidiaries are organized and the ability of DPL and Conectiv to capture economies of common management and to deploy resources efficiently.

Virginia Affiliates Act

  Certain types of transactions between DPL and its affiliates may require the prior approval of the VSCC under the Virginia Affiliates Act. Past applica-tions have generally been approved by the VSCC.

Federal Decontamination & Decommissioning Fund

  The Energy Policy Act of 1992 provided for creation of a Decontamination & Decommissioning (D&D) Fund to pay for the future clean-up of DOE gaseous dif-fusion enrichment facilities. Domestic utilities and the federal government are required to make payments to the D&D Fund until 2008 or $2.25 billion, ad-justed annually for inflation, is collected. The liability accrued for DPL's share of the D&D Fund was $4.6 million as of December 31, 1999. The terms of DPL's agreements for the sales of its interests in the nuclear power plants provide for the buyers of the plants to assume the amount of this liability which exists at the time the sales are completed.

Regulated Gas Delivery and Supply

  DPL's large and medium volume commercial and industrial customers may pur-chase gas from DPL, or directly from other suppliers and make arrangements for transporting gas purchased from these suppliers to the customers' facilities. DPL's transportation customers pay a fee, which may be either fixed or negoti-ated, for the use of DPL's gas transmission and distribution facilities.

  On November 1, 1999, DPL instituted a pilot program to provide transporta-tion service and a choice of gas suppliers to a group of retail customers. The program was open to 15% of residential and 15% of small commercial customers. Approximately 40% of residential and 80% of small commercial customers who were eligible for the program actually enrolled. The pilot program will be in effect until October 30, 2001.

  DPL purchases gas supplies from marketers and producers under spot market, short-term, and long-term agreements. As shown in the table below, DPL's maxi-mum 24-hour system capability, including natural gas purchases, storage deliv-eries, and the emergency sendout capability of its peak shaving plant, is 190,416 Mcf (thousand cubic feet).

                                                   Number of Expiration  Daily
                                                   Contracts   Dates      Mcf
                                                   --------- ---------- -------
   Supply.........................................      1         2001    9,180
   Transportation.................................      5    2001-2016   86,152
   Storage........................................      6    1999-2013   50,084
   Local Peak Shaving (emergency capability)......                       45,000
                                                                        -------
     Total........................................                      190,416
                                                                        =======

  DPL experienced an all-time daily peak in combined firm sales and transpor-tation sendout of 158,810 Mcf on January 17, 1997. DPL's peak shaving plant liquefies, stores, and re-gasifies natural gas in order to provide supplemen-tal gas in the event of pipeline supply shortfalls or system emergencies.

  In 1998, DPL implemented a DPSC-approved gas price hedging/risk management program with respect to gas supply for regulated customers. The program seeks to limit exposure to commodity price uncertainty. Costs and benefits of the program are included in the gas cost rate clause, resulting in no effect on DPL's earnings.

Capital Spending and Financing Program

  For financial information concerning DPL's capital spending and financing program, refer to "Liquidity and Capital Resources" in the MD&A, included in
Item 7 of Part II and Notes 15 and 16 to the Consolidated Financial State-ments, included in Item 8 of Part II.

  DPL's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the Securities and Exchange Commission (SEC) Methods for 1995-1999 are shown below.

                                                      Year Ended December 31,
                                                      ------------------------
                                                      1999 1998 1997 1996 1995
                                                      ---- ---- ---- ---- ----
   Ratio of Earnings to Fixed Charges (SEC Method)... 3.65 2.92 2.83 3.33 3.54
   Ratio of Earnings to Fixed Charges and Preferred
    Stock Dividends (SEC Method)..................... 3.37 2.72 2.63 2.83 2.92

  For purposes of computing the above ratios, earnings, including Allowance For Funds During Construction, are income before extraordinary item plus in-come taxes and fixed charges, less capitalized interest. Fixed charges include gross interest expense, the estimated interest component of rentals, and divi-dends on preferred securities of a subsidiary trust. For the ratio of earnings to fixed charges and preferred dividends, preferred stock dividends represent preferred stock dividend requirements multiplied by the ratio that pre-tax in-come bears to net income.

Environmental Matters

  DPL is subject to various federal, regional, state, and local environmental regulations, including air and water quality control, oil pollution control, solid and hazardous waste disposal, and limitation on land use. Permits are required for DPL's construction projects and the operation of existing facili-ties. DPL has incurred, and expects to continue to incur, capital expenditures and operating costs because of environmental considerations and requirements. DPL has a continuing program to assure compliance with the environmental stan-dards adopted by various regulatory authorities.

  Included in DPL's forecasted capital requirements are construction expendi-tures for compliance with environmental regulations, which are estimated to be $11 million in 2000.

Air Quality Regulations

  The federal Clean Air Act requires utilities and other industries to signif-icantly reduce emissions of air pollutants such as sulfur dioxide (SO\\2\\) and oxides of nitrogen (NOx). Title IV of the Clean Air Act, the acid rain provisions, established a two-phase program which mandated reductions of SO\\2\\ and NOx emissions from certain utility units by 1995 (Phase I) and re-quired other utility units to begin reducing SO\\2\\ and NOx emissions in the year 2000 (Phase II). Phase I emission reductions requirements applicable to the jointly-owned Conemaugh Power Plant have been achieved. The remainder of DPL's wholly- and jointly-owned fossil fuel-fired units are expected to meet Phase II emission limits through a combination of fuel switching and SO\\2\\ allowance trading.

  DPL's facilities also must comply with Title I of the Clean Air Act, the ozone nonattainment provisions, which require states to promulgate Reasonably Available Control Technology (RACT) regulations for existing sources located within ozone nonattainment areas or within the Northeast Ozone Transport Re-gion (NOTR). DPL's facilities in Delaware and Maryland are in the NOTR. To comply with RACT regulations, DPL has installed low NOx burner technology on six of its generating units. DPL filed its RACT compliance program in accor-dance with regulatory requirements, but the program has not yet received final regulatory approvals from Delaware and Maryland.

  Additional "post-RACT" NOx emission regulations are being pursued by states in the NOTR. Delaware implemented post-RACT NOx control regulations requiring attainment of summer seasonal emission reductions of up to 65% below 1990 levels by May 1999 through reduced emissions or the procurement of NOx emission allowances. In 1999, DPL complied with these post-RACT requirements. DPL's post-RACT compliance plan for its Delaware generating units includes capital expenditures of approximately $12 million.

  In addition to the above requirements, the United States Environmental Pro-tection Agency (USEPA) has proposed summer seasonal NOx controls commensurate with reductions of up to 85% below baseline years by the year 2003 for a 22 state region, including Delaware. Because Delaware has not yet promulgated regulations to implement the reductions that the USEPA has mandated by 2003, DPL currently cannot determine the additional operating and capital costs that will be incurred to comply with these initiatives.

  In July 1997, the USEPA adopted new federal air quality standards for par-ticulate matter and ozone. The new particulate matter standard addressed fine particulate matter. Attainment of the fine particulate matter standard may re-quire reductions in NOx and SO\\2\\. However, under the time schedule an-nounced by the USEPA, particulate matter non-attainment areas will not be des-ignated until 2002 and control measures to meet this standard will not be identified until 2005.

Water Quality Regulations

  The Federal Water Pollution Control Act, as amended (the Clean Water Act) provides for the imposition of effluent limitations to regulate the discharge of pollutants, including heat, into the waters of the United States. National Pollution Discharge Elimination System (NPDES) permits issued by state envi-ronmental regulatory agencies specify effluent limitations, monitoring re-quirements, and special conditions with which facilities discharging wastewaters must comply. To ensure that water quality is maintained, permits are issued for a term of five years and are modified as necessary to reflect requirements of new or revised regulations or changes in facility operations.

  The Clean Water Act also requires that cooling water intake structures be designed to minimize adverse environmental impact. The USEPA is required by a consent order to adopt regulations in determining whether cooling water intake structures represent the best technology available for minimizing adverse en-vironmental impacts. As part of its efforts to develop regulations, the EPA has requested information from DPL regarding current intake structure design. Final action on the proposed regulations is required in 2001.

  In reviewing DPL's applications to renew NPDES permits, DNREC has required DPL to update earlier studies to determine if Indian River and Edge Moor power plants are still in compliance with Clean Water Act requirements. Studies as-sessing thermal water quality standards compliance were completed in 1999 and studies assessing impacts of the cooling water intake structures will be com-pleted in 2000. A report of the results of the thermal impact studies will be completed in May 2000. If the studies indicate an adverse environmental im-pact, then upgrades to the intake structures and/or environmental enhancement projects to offset adverse impacts may be required. Impact studies would cost up to $2 million per plant. Costs for intake structure upgrades and enhance-ment projects would range from approximately $1 million if little adverse im-pact is found, to $45 million if cooling towers are required, which DPL con-siders to be an unlikely potential outcome.

Hazardous Substances

  The nature of the electric and gas utility businesses results in the produc-tion or handling of various by-products and substances which may contain sub-stances defined as hazardous under federal or state statutes. The disposal of hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes autho-rize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. DPL's exposure is minimized by adherence to environmental standards for DPL-owned facilities and through a waste disposal contractor screening and audit process.

  In December 1999, DPL discovered an oil leak at the Indian River power plant. DPL took action to determine the source of the leak and cap it, contain the oil to minimize impact to a nearby waterway and began recovering oil from the soil. DPL is in the process of determining the extent of the leak, design-ing an oil recovery/remediation system, and estimating the costs to remediate the site. DPL is working together with regulatory agencies and may be subject to monetary penalties. Management cannot predict the outcome of this matter.

  As of December 31, 1999, DPL's other accrued liabilities included $2 million for clean-up and other potential costs related to federal and state superfund sites. DPL does not expect such future costs to have a material effect on DPL's financial position or results of operations. For additional information, see Note 21 to the Consolidated Financial Statements included in Item 8 of
Part II.

Executive Officers

  The names, ages, and positions of all of the executive officers of DPL as of December 31, 1999, are listed below, along with their business experiences during the past five years. Officers are elected annually by Conectiv's Board of Directors. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                           Executive Officers of DPL
                           (As of December 31, 1999)

      Name, Age and Position          Business Experience During Past 5 Years
      ----------------------          ---------------------------------------
Howard E. Cosgrove, 56............. Elected 1998 as Chairman of the Board and
 Chairman of the Board, President   Chief Executive Officer of Conectiv,
 and                                Delmarva Power & Light Company, and
 Chief Executive Officer            Atlantic City Electric Company. Elected
                                    1992 as Chairman of the Board, President
                                    and Chief Executive Officer and Director of
                                    Delmarva Power & Light Company.

Barry R. Elson, 58................. Elected 1998 as Executive Vice President of
 Executive Vice President           Conectiv, and Executive Vice President and
                                    Director of Delmarva Power & Light Company
                                    and Atlantic City Electric Company. Elected
                                    1997 as Executive Vice President, Delmarva
                                    Power & Light Company. Executive Vice
                                    President, Cox Communications, Inc.,
                                    Atlanta, Georgia, from 1995 to 1996. Senior
                                    Vice President, Cox Enterprises/Cox
                                    Communications, Inc., Atlanta, Georgia,
                                    from 1984 to 1995.

Thomas S. Shaw, 52................. Elected 1998 as Executive Vice President of
 Executive Vice President           Conectiv, and Executive Vice President and
                                    Director of Delmarva Power & Light Company
                                    and Atlantic City Electric Company. Elected
                                    1992 as Senior Vice President of Delmarva
                                    Power & Light Company.

John C. van Roden, 50.............. Elected 1998 as Senior Vice President and
 Senior Vice President and          Chief Financial Officer of Conectiv,
 Chief Financial Officer            Delmarva Power & Light Company, and
                                    Atlantic City Electric Company and Director
                                    of Delmarva Power & Light Company and
                                    Atlantic City Electric Company. Principal,
                                    Cook and Belier, Inc. in 1998. Senior Vice
                                    President / Chief Financial Officer and
                                    Vice President/Treasurer, Lukens, Inc. from
                                    1987 to 1998.

(continued on following page)

      Name, Age and Position          Business Experience During Past 5 Years
      ----------------------          ---------------------------------------
Barbara S. Graham, 51.............. Elected 1999 as Senior Vice President of
 Senior Vice President              Conectiv, Delmarva Power & Light Company,
                                    and Atlantic City Electric Company and
                                    Director of Delmarva Power & Light Company
                                    and Atlantic City Electric Company. Elected
                                    1998 as Senior Vice President and Chief
                                    Financial Officer of Conectiv, and Senior
                                    Vice President and Chief Financial Officer
                                    and Director of Delmarva Power & Light
                                    Company and Atlantic City Electric Company.
                                    Elected 1994 as Senior Vice President,
                                    Treasurer and Chief Financial Officer of
                                    Delmarva Power & Light Company.

James P. Lavin, 52................. Elected 1998 as Controller of Conectiv,
 Controller and Chief Accounting    Delmarva Power & Light Company, and
 Officer                            Atlantic City Electric Company. Elected
                                    1993 as Comptroller, Delmarva Power & Light
                                    Company.

ITEM 2. PROPERTIES

  Substantially all utility plants and properties of DPL are subject to the lien of the Mortgage under which DPL's First Mortgage Bonds are issued.

  The electric properties of DPL are located in Delaware, Maryland, Virginia, Pennsylvania, and New Jersey. The following table sets forth the net installed summer electric generating capacity available to DPL to serve its peak load as of December 31, 1999.

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
     Salem.................  Lower Alloways Creek Twp., NJ.......       3,000(A)
                                                                    ---------
                                                                      674,000
                                                                    ---------

(continued on following page)

                                                                 Net Installed
                                                                   Capacity
           Station                        Location                (kilowatts)
           -------                        --------               -------------
   Nuclear
     Peach Bottom.......... Peach Bottom Twp., PA...............     164,000(A)
     Salem................. Lower Alloways Creek Twp., NJ.......     164,000(A)
                                                                   ---------
                                                                     328,000
                                                                   ---------
   Diesel Units
     Crisfield............. Crisfield, MD.......................      10,000
     Bayview............... Bayview, VA.........................      12,000
     Keystone.............. Shelocta, PA........................         400(A)
     Conemaugh............. New Florence, PA....................         400(A)
                                                                   ---------
                                                                      22,800
                                                                   ---------
   Subtotal-DPL-Owned Generating Capacity.......................   2,775,800
   Customer-Owned
    Capacity............... Delaware City, DE...................     105,000(B)
   Long-Term Capacity Purchase..................................     243,000
   Short-Term Capacity Purchase.................................     217,900
                                                                   ---------
       Total....................................................   3,341,700
                                                                   =========

--------
(A) DPL portion of jointly-owned plants.
(B) Represents capacity owned by a refinery customer which is available to DPL to serve its peak load.

  The electric transmission and distribution systems of DPL includes 1,391 transmission poleline miles of overhead lines, 5 transmission cable miles of underground cables, 6,931 distribution poleline miles of overhead lines, and 5,540 distribution cable miles of underground cables.

  DPL has a liquefied natural gas plant located in Wilmington, Delaware, with a storage capacity of 3.045 million gallons and an emergency sendout capabil-ity of 45,000 Mcf per day. DPL also owns five natural gas city gate stations at various locations in its gas service territory. These stations have a total sendout capacity of 200,000 Mcf per day.

  The following table sets forth DPL's gas pipeline miles:

   Transmission Mains....................................................   114*
   Distribution Mains.................................................... 1,573
   Service Lines......................................................... 1,155

--------
* Includes 11 miles of joint-use gas pipeline that is used 10% for gas opera-tions and 90% for electric operations.

  DPL owns and occupies office buildings in Wilmington and Christiana, Dela-ware and Salisbury, Maryland, and also owns other properties located within its service area that are used for office, service, and other purposes.

ITEM 3. LEGAL PROCEEDINGS

  As previously reported, on February 27, 1996, the co-owners of Salem, in-cluding DPL, filed a complaint in the United States District Court for New Jersey against Westinghouse Electric Corporation (Westinghouse), the designer and manufacturer of the Salem steam generators. The complaint, which sought to recover from Westinghouse the costs associated with and resulting from the cracks discovered in Salem's steam generators and with replacing such steam generators, alleged violations of federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts, fraud, negligent misrepresentation and breach of contract. On November 4, 1998, the Court granted Westinghouse's motion for summary judgment with regard to the federal Racketeer Influenced and Corrupt Organizations Act claim, and dismissed the remaining state law claims against Westinghouse in the Superior Court of New Jersey. The co-owners also filed an appeal of the District Court's dismissal with the United States Court of Appeals for the Third Circuit. Following oral argument before the Court of Appeals for the Third Circuit, Westinghouse and Public Service Electric and Gas, on behalf of the co-owners, negotiated a set-tlement of the litigation. The federal and state cases have been dismissed with prejudice.

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

  DPL's certificate of incorporation requires payment of all preferred divi-dends in arrears (if any) prior to payment of common dividends to Conectiv, and has certain other limitations on the payment of common dividends.

  As a subsidiary of a registered holding company under PUHCA, DPL can pay div-idends only to the extent of its retained earnings unless SEC approval is ob-tained.

                        DELMARVA POWER & LIGHT COMPANY

ITEM. 6 SELECTED FINANCIAL DATA

                                          Year Ended December 31,
                          ------------------------------------------------------------------
                             1999         1998 (1)        1997          1996        1995
                          ----------     ----------    ----------    ----------- -----------
                                           (Dollars in Thousands)
Operating Results and
 Data
Operating Revenues......  $2,235,523     $1,905,743    $1,415,367    $ 1,168,664 $ 1,055,725
Operating Income........  $  314,261 (2) $  265,427(4) $  226,294    $   250,389 $   254,425
Income Before
 Extraordinary Item.....  $  142,179 (2) $  112,410(4) $  105,709(5) $   116,187 $   117,488
Extraordinary Item, Net
 of Income Taxes........  $ (253,622)(3)         --            --             --          --
Net Income (Loss).......  $ (111,443)(2) $  112,410(4) $  105,709(5) $   116,187 $   117,488
Earnings (Loss)
 Applicable to Common
 Stock..................  $ (115,883)(2) $  108,058(4) $  101,218(5) $   107,251 $   107,546
On System Electric Sales
 (kWh 000) (6)..........  13,578,653     13,429,102    13,231,766     12,925,716  12,310,921
On System Gas Sold and
 Transported (mcf 000)..      23,461         21,587        22,855         22,424      21,371
Capitalization
Common Stockholder's
 Equity ................  $  676,183     $  851,494    $  954,496    $   934,913 $   923,440
Preferred Stock Not
 Subject to Mandatory
 Redemption.............      89,703         89,703        89,703         89,703     168,085
Preferred Securities of
 Subsidiary Trust
 Subject to Mandatory
 Redemption.............      70,000         70,000        70,000         70,000          --
Variable Rate Demand
 Bonds (VRDB) (7).......     104,830         71,500        71,500         85,000      86,500
Long-Term Debt..........     917,207        951,911       983,672        904,033     853,904
                          ----------     ----------    ----------    ----------- -----------
Total Capitalization
 with VRDB..............  $1,857,923     $2,034,608    $2,169,371    $ 2,083,649 $ 2,031,929
                          ==========     ==========    ==========    =========== ===========
Other Information
Total Assets............  $2,704,785     $2,904,851    $3,015,481    $ 2,931,855 $ 2,866,685
Long-Term Capital Lease
 Obligations............  $   14,175     $   17,003    $   19,877    $    20,552 $    20,768
Capital Expenditures....  $   87,903     $  114,663    $  156,808    $   165,595 $   142,833
Common Dividends
 Declared (8)...........  $   59,428     $   94,860    $   94,065    $    93,294 $    92,686

-------
(1) As discussed in Note 4 to the Consolidated Financial Statements, Delmarva Power & Light (DPL) and Atlantic City Electric Company (ACE) became whol-ly-owned subsidiaries of Conectiv (the Merger) on March 1, 1998. In con-junction with the Merger, DPL transferred its nonutility subsidiaries to Conectiv. The 1998 Consolidated Statement of Income includes two months of operating results of DPL's former nonutility subsidiaries.
(2) In 1999, special charges primarily for employee separations and certain other non-recurring items decreased operating income by $10.5 million and income before extraordinary item, net income, and earnings applicable to common stock by $6.4 million.
(3) As discussed in Note 6 to the Consolidated Financial Statements, the ex-traordinary item in 1999 resulted from the restructuring of the electric utility industry.
(4) In 1998, special charges for employee separation costs and other Merger-related costs decreased operating income by $27.4 million and income be-fore extraordinary item, net income, and earnings applicable to common stock by $16.6 million.
(5) In 1997, the after-tax gain on the sale of a landfill and waste-hauling company increased income before extraordinary item, net income, and earn-ings applicable to common stock by $13.7 million.
(6) Excludes interchange deliveries.
(7) Although Variable Rate Demand Bonds are classified as current liabilities, DPL intends to use the bonds as a source of long-term financing as dis-cussed in Note 16 to the Consolidated Financial Statements.
(8) Amounts shown in total, rather than on a per-share basis, since DPL is a wholly-owned subsidiary of Conectiv. Excludes non-cash dividend of $123.4 million for the transfer of nonutility subsidiaries to Conectiv on March 1, 1998, due to the Merger.

                        DELMARVA POWER & LIGHT COMPANY

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such dis-closures without the threat of litigation, provided those statements are iden-tified as forward-looking and are accompanied by meaningful, cautionary state-ments identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on manage-ment's beliefs as well as assumptions made by and information currently avail-able to management. When used herein, the words "will," "anticipate," "esti-mate," "expect," "believe," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those con-templated in any forward-looking statements include, among others, the follow-ing: the effects of deregulation of energy supply and the unbundling of deliv-ery services; an increasingly competitive marketplace; results of any asset dispositions; sales retention and growth; federal and state regulatory ac-tions; future litigation results; costs of construction; operating restric-tions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. DPL un-dertakes no obligation to publicly update or revise any forward-looking state-ments, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclo-sures made by DPL prior to the effective date of the Litigation Reform Act.

OVERVIEW

  DPL is a public utility located on the Delmarva Peninsula (Delaware and por-tions of Maryland and Virginia) which supplies and delivers electricity and natural gas to its customers. DPL supplies electricity to customers with power purchased from other suppliers and electricity generated by its power plants. The transition to market pricing and terms of service for supplying electric-ity in DPL's regulated service area began in 1999. DPL also supplies electric-ity in markets which are not subject to price regulation.

  DPL provides regulated gas service (supply and/or delivery) to its Delaware customers and also sells gas off-system and in markets which are not subject to price regulation.

  On March 1, 1998, Conectiv was formed (the Merger) through an exchange of common stock with Delmarva Power & Light Company (DPL) and Atlantic Energy, Inc. (Atlantic). Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). In conjunction with the Merger, DPL became a Conectiv subsidiary and transferred its ownership in nonutility subsidiaries to Conectiv. As a result of the transfer of the nonutility sub-sidiaries, DPL's 1998 Consolidated Statement of Income includes the January and February 1998 operating results of DPL's former nonutility subsidiaries and the 1997 Consolidated Statement of Income includes a full year of operat-ing results for DPL's former nonutility subsidiaries. The Consolidated State-ments of Income include revenues of $19.5 million and $113.0 million for 1998 and 1997, respectively, and a net loss of $3.5 million and net income of $9.8 million for 1998 and 1997, respectively, from the operations of these nonutil-ity subsidiaries.

EARNINGS RESULTS SUMMARY

  In 1999, DPL reported a net loss applicable to common stock of $115.9 mil-lion. The net loss resulted from (i) a $253.6 million extraordinary charge, after income taxes of $147.8 million, applicable to common stock for discon-tinuing the application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS No. 71) to DPL's electric-ity supply businesses because of deregulation, and (ii) $6.4 million of spe-cial charges, net of taxes, primarily for accrued employee separation costs and certain other nonrecurring items. For additional information concerning deregulation and the extraordinary charge to earnings, see Notes 1, 6, 8, and 13 to the Consolidated Financial Statements and the "Electric Utility Industry Restructuring" section within Management's Discussion and Analysis of Finan-cial Condition and Results of Operations (MD&A).

  In 1998, DPL's earnings applicable to common stock were $108.1 million, af-ter (i) special charges of $16.6 million, net of taxes, for the cost of em-ployee separations associated with Merger-related workforce reductions and other Merger-related costs, and (ii) a $3.5 million net loss for the two months of nonutility subsidiary operations.

  Excluding extraordinary and special charges to earnings and the net loss of the nonutility subsidiaries in 1998, earnings applicable to common stock were $144.1 million in 1999 compared to $128.2 million in 1998. This $15.9 million earnings increase was mainly due to higher retail electric and gas sales, which benefited from the effects of weather, partly offset by electric rate decreases and higher operating expenses.

  Excluding operating results of nonutility subsidiaries in 1998 and 1997 and the special charges in 1998, earnings increased $36.8 million in 1998. This increase was primarily due to a 2.5% retail electric kilowatt-hour (kWh) sales increase and lower operation and maintenance expenses. The earnings increase was constrained by milder winter weather's unfavorable effect on electric and gas sales. Nonutility subsidiaries earned $9.8 million in 1997, mainly due to a $13.7 million after-tax gain on the sale of a landfill and waste-hauling company, partly offset by net operating losses.

ELECTRIC UTILITY INDUSTRY RESTRUCTURING

  During the latter half of 1999, as discussed in Notes 1, 6 ,8 and 13 to the Consolidated Financial Statements, the Delaware Public Service Commission
(DPSC) and Maryland Public Service Commission (MPSC) issued orders to DPL, concerning restructuring the electricity supply businesses of DPL. Based on these orders, DPL determined that the requirements of SFAS No. 71 no longer applied to its electricity supply businesses as of September 30, 1999. As a result, DPL discontinued applying SFAS No. 71 and applied the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS No. 101) and Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity--Is-sues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4), which among other things, resulted in an extraordinary charge to earn-ings of $253.6 million, net of income taxes of $147.8 million. The provisions of the restructuring orders issued by the DPSC and MPSC are summarized below.

Implementation Dates

  The table below shows when DPL's Delaware and Maryland retail electric cus-tomers may choose an alternative supplier. The Virginia Electric Utility Re-structuring Act, signed into law on March 29, 1999, phases in retail electric competition beginning January 1, 2002.

State                                       Customer Group                    Effective Date for Choice
-----                                       --------------                    -------------------------
Delaware................ Customers with peak loads of 1,000 kilowatts or more October 1, 1999
Delaware................ Customers with peak loads of 300 kilowatts or more   January 15, 2000
Delaware................ All other Delaware retail electric customers         October 1, 2000
Maryland................ All customers                                        July 1, 2000

Revenue Reductions

  Pursuant to the electric utility restructuring orders issued by the DPSC and MPSC, electric rate decreases became effective, or are scheduled to become ef-fective, as shown in the table below.

                                            Estimated Annualized
State                                       Revenue Decrease (1) Effective Date
-----                                       -------------------- ---------------
Delaware...................................   $17.5 million (2)  October 1, 1999
Maryland...................................   $12.5 million (2)  July 1, 2000

--------
(1) Estimated based on 1998 fiscal year sales and revenues.
(2) Represents a 7.5% reduction for residential rates, which are held constant for four years. Non-residential rates are held constant for three years.

Regulatory Implications on Sales of Electric Generating Plants

  As discussed under "Deregulated Generation and Power Plant Divestiture," DPL has reached agreements for the sale of certain of its electric generating units. Under the DPSC's and MPSC's electric restructuring orders, customer rates will not be changed for any gain or loss on the sale of DPL's electric generating plants. Based on the existing agreements for the sale of electric generating plants of DPL with 1,411.8 megawatts (MW) of capacity, management expects to recognize a net gain for such sales. There can be no assurances, however, that the sales of DPL's electric generating plants will be completed pursuant to the agreements, or that any gain will be realized from such sales of electric generating plants.

Stranded Cost Recovery

  Based on the $24 million of after-tax stranded cost recovery that the DPSC and MPSC restructuring orders provided for, DPL recorded recoverable stranded costs on a pre-tax basis of $44.3 million in the third quarter of 1999 ($41.8 million as of December 31,1999). Although only partial stranded cost recovery was provided for by the DPSC's and MPSC's restructuring orders, customer rates will not be reduced for any gain realized on the sale of the electric generat-ing plants.

Default Service

  DPL is obligated to supply electricity to customers who do not choose an al-ternative electricity supplier after October 1, 1999 in Delaware and July 1, 2000 in Maryland. After October 1, 1999 in Delaware and July 1, 2000 in Mary-land, DPL's earnings will be affected to the extent that DPL's actual energy costs vary from the amounts included in its customer rates.

Shopping Credits

  Customers who choose an alternative electricity supplier receive a credit to their bill, or a shopping credit, which generally represents the cost of elec-tricity supply and transmission service. System-average shopping credits for the first three to four years (depending on the state and/or customer group) after customer choice begins, have been initially estimated. The estimates range from 4.736 to 4.740 cents per kWh for DPL's Delaware customers, and from
5.302 to 5.307 cents per kWh for DPL's Maryland customers.

Deregulated Generation and Power Plant Divestiture

  Conectiv's management is changing the mix of the types of electric generat-ing plants owned by its subsidiaries, including DPL, in conjunction with im-plementing its asset-backed, "merchant" strategy focusing on "mid-merit" elec-tric generating plants. Mid-merit electric generating plants can quickly in-crease or decrease their kWh output level on an economic basis. Mid-merit plants typically have relatively low fixed operating and maintenance costs and also can use different types of fuel. These plants are generally operated dur-ing times when demand for electricity rises and prices are higher. As discussed below, DPL has entered into agreements to sell its nuclear and non-strategic baseload fossil electric generating plants. Baseload electric generating plants run al-most continuously to supply the base level of demand for electricity, or the minimum demand level, which generally always exists on an electrical system. In a deregulated electricity supply market, management expects that mid-merit electric generating plants will be more profitable and provide higher returns on invested capital than baseload electric generating plants.

  Effective October 1, 1999, the Delaware portion (approximately 59%) of DPL's electric generating plants was deregulated and the plants' kWh output may, at DPL's option, be sold in deregulated markets or used to supply default service customers in Delaware. Similarly, effective July 1, 2000, the Maryland portion (approximately 30%) of DPL's electric generating plants is deregulated and the plants' kWh output may, at DPL's option, be sold in deregulated markets or used to supply default service customers in Maryland.

  The electric generating plants of DPL which are not sold (approximately 1,380 MW of capacity) are expected to be transferred to a nonutility electric generation subsidiary of Conectiv. As result of the sales and transfers (di-vestiture) of DPL's electric generating plants, the principal businesses of DPL would be the transmission and distribution of energy, as envisioned by legislation enacted in Delaware and Maryland during 1999 which restructured the electric utility industry in those states. The production of electricity will be conducted by other Conectiv subsidiaries, which are also expected to assume the non-regulated electricity and gas trading activities currently con-ducted by DPL. DPL's exit from the businesses of electricity production and non-regulated electricity and gas trading is expected to cause a decrease in DPL's earnings capacity. For information concerning non-regulated electricity and gas trading activities see Note 9 to the Consolidated Financial State-ments. For pro forma information concerning the divestiture of DPL's electric generating plants, see Exhibit 99 to this Report on Form 10-K.

  Due to the expected divestiture of the electric generating plants, more electric capacity and energy is expected to be purchased in the future. Howev-er, upon the sale of the electric generating plants, DPL's depreciation, fuel, operating, and maintenance expenses for these plants will end. Also, to the extent the sales proceeds are used to pay off securities that had financed the plants, financing costs will also decrease.

  On September 30, 1999, Conectiv announced that DPL reached agreements to sell its ownership interests in nuclear plants, representing 331 MW of capaci-ty, to PSEG Power LLC and PECO Energy Company (PECO). The aggregate sales price of $9 million, less selling costs, was used as the fair value of the nu-clear plants in determining the amount of impairment that resulted from dereg-ulation and the amount of the write-down of DPL's investments in nuclear plants that was recorded in 1999. Upon completion of the sales, DPL will transfer its respective nuclear decommissioning trust funds to the purchasers, and PSEG Power LLC and PECO will assume full responsibility for the decommissioning of Peach Bottom and Salem. The sales are subject to various federal and state regulatory approvals and are expected to close by the third quarter of 2000.

  On January 19, 2000, Conectiv announced that DPL reached agreements to sell wholly- and jointly owned fossil fuel-fired units. The units have a total ca-pacity of 1,080.8 MW and a net book value of $309.1 million as of December 31, 1999. The units will be sold to NRG Energy, Inc., a subsidiary of Northern States Power Company for approximately $622 million. The sales are subject to various federal and state regulatory approvals and are expected to be com-pleted during the third quarter of 2000.

  Conectiv's management expects that the proceeds from the sale of the elec-tric generating plants will be used for debt repayment, repurchases of Conectiv common stock, and new investments that fit with Conectiv's strate-gies, including expansion of Conectiv's mid-merit generation business. Some or all of DPL's proceeds from the sale of the electric generating plants could be paid as a dividend to Conectiv, or loaned to Conectiv's pool of funds that Conectiv subsidiaries borrow from or invest in depending on their cash posi-tion.

  Upon completion of the divestiture of DPL's electric generating plants, DPL will supply default service customers entirely with purchased power. The terms of DPL's power plant sale agreement with NRG Energy,

Inc. provide for DPL to purchase from NRG Energy, Inc. 500 megawatt-hours of firm electricity per hour from completion of the sale through December 31, 2005. DPL currently purchases from PECO 243 MW of capacity and energy, which increases to 279 MW by 2006 when the contract expires. Recently, DPL entered into another agreement with PECO to purchase 350 MW of capacity and energy from March 2000 to February 2003. Subsequent to the divestiture of DPL's elec-tric generating plants, management expects that these contracts with NRG Ener-gy, Inc. and PECO will satisfy approximately 80% of DPL's forecasted average energy requirements. DPL also contracts with other electric suppliers on an as needed basis for capacity and energy.

  DPL's mortgage requires that the electric generating plants being divested be released from the lien of the mortgage. These assets may be released with a combination of cash, bondable property additions and credits representing pre-viously issued and retired first mortgage bonds. DPL expects to have suffi-cient bondable property additions and retired first mortgage bonds to release such assets at fair values.

OPERATING REVENUES

Electric Revenues

  The table below shows the amounts of electric revenues earned which are sub-ject to price regulation (Regulated) and which are not subject to price regu-lation (Non-regulated). "Regulated electric revenues" include revenues for de-livery (transmission and distribution) service and electricity supply service within DPL's service area. DPL's default service is subject to price regula-tion during the transition to retail competition.

  "Non-regulated electric revenues" result primarily from electricity trading activities, bulk sales of electricity including sales of output from deregu-lated electric generating plants, and competitive retail sales. DPL actively participates in the wholesale energy markets to support wholesale utility and competitive retail marketing activities. Energy market participation results in exposure to commodity market risk when, at times, net open energy commodity positions are created or allowed to continue. To the extent that DPL has net open positions, controls are in place that are intended to keep risk exposures within certain management approved risk tolerance levels.

                                                       1999     1998     1997
                                                     -------- -------- --------
                                                       (Dollars in millions)
   Regulated electric revenues...................... $1,101.5 $1,054.6 $  989.5
   Non-regulated electric revenues..................    289.9    274.8    102.6
                                                     -------- -------- --------
   Total electric revenues.......................... $1,391.4 $1,329.4 $1,092.1
                                                     ======== ======== ========

  For 1999 compared to 1998, "Regulated electric revenues" increased $46.9 million, from $1,054.6 million for 1998 to $1,101.5 million for 1999. The $46.9 million increase was due to the following: (a) a $34.9 million revenue increase from a 2.9% increase in retail kWh sold, due to the effects of weather and a 1.6% increase in the number of customers; (b) a $6.4 million de-crease due to retail rate decreases for electric utility industry restructur-ing and the Merger; and (c) an $18.4 million increase in interchange/resale revenues primarily from revenues for transmission network usage and system congestion. The effect on consolidated electric revenues of customers choosing an alternative electricity supplier due to implementation of electric utility industry restructuring did not have a material effect on total electric reve-nues in 1999.

  "Non-regulated electric revenues" increased by $15.1 million in 1999, from $274.8 million for 1998 to $289.9 million for 1999. The $15.1 million increase was mainly due to higher bulk sales of electricity, including sales to compet-itive retail aggregators, partially offset by lower electricity trading vol-umes. Higher competitive retail electricity sales in Pennsylvania also con-tributed to the increase.

  For 1998 compared to 1997, "Regulated electric revenues" increased by $65.1 million, from $989.5 million for 1997 to $1,054.6 million for 1998. The $65.1 million increase was primarily due to higher interchange delivery revenues, which did not significantly impact operating income due to low gross margins. Additional "Regulated electric revenues" due to a 2.5% kWh sales increase were offset by the impact of the Merger-related customer rate decrease ($10.7 million) and lower average rates for the energy-portion of revenues ($15.3 million). Prior to electric utility industry re-structuring, the energy portion of revenues generally did not affect operating income, as discussed under "Energy Supply Costs" in Note 1 to the Consolidated Financial Statements. The 2.5% kWh sales increase was primarily due to favora-ble economic conditions and 1.6% customer growth.

  "Non-regulated electric revenues" increased from $102.6 million for 1997 to $274.8 million for 1998 mainly due to higher electricity trading volumes. The gross margin earned from non-regulated trading electricity revenues is gener-ally much lower than the gross margin earned from "Regulated electric reve-nues," which include amounts for recovery of the costs of utility plant and services provided.

  In December 1999, a new customer billing system was installed to accommodate the unbundled utility bills required by electric utility industry restructur-ing. As is the case with any complex billing system changeover, errors have occurred, which Conectiv's service subsidiary is in the process of resolving. On March 14, 2000, the DPSC initiated a proceeding in which billing system and related customer service issues are to be reviewed. Although billing system implementation problems may potentially affect future revenues and cash flows, management currently does not expect such problems to materially affect DPL's results of operations or financial position.

Gas Revenues

  DPL earns gas revenues from on-system sales which generally are subject to price regulation, off-system trading and sales of natural gas which are not subject to price regulation, and from the transportation of gas for customers. The table below shows the amounts of gas revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated).

                                                         1999    1998    1997
                                                        ------- ------- -------
                                                         (Dollars in millions)
   Regulated gas revenues.............................. $ 117.2 $ 106.7 $ 117.2
   Non-regulated gas revenues..........................   693.3   426.4    86.9
                                                        ------- ------- -------
   Total gas revenues.................................. $ 810.5 $ 533.1 $ 204.1
                                                        ======= ======= =======

  The primary factor affecting fluctuations in "Regulated gas revenues" is winter weather's impact on residential customers gas usage levels in heating their homes. Mild winter weather in early 1998 resulted in less cubic feet of gas sold to residential customers and lower revenues than in 1999 or in 1997.

  As a percent of gross revenues, the gross margin earned from "Non-regulated gas revenues" in excess of related purchased gas costs is much lower than the margin earned from "Regulated gas revenues," since rates charged to regulated gas customers include amounts for recovery of the cost of gas delivery systems and services. "Non-regulated gas revenues increased by $266.9 million in 1999 and by $339.5 million in 1998 primarily due to higher volumes of natural gas traded.

Other Services Revenues

  Other services revenues decreased by $9.7 million in 1999 mainly due to the two months of revenues from the nonutility subsidiaries included in operating results for 1998, partly offset by higher revenue for administrative facili-ties of DPL used by Conectiv's service company pursuant to regulations of the 1935 Public Utility Holding Company Act. Other services revenues decreased $75.9 million in 1998, primarily due to the transfer of DPL's nonutility sub-sidiaries to Conectiv on March 1, 1998.

OPERATING EXPENSES

Electric Fuel and Purchased Power

  Electric fuel and purchased power increased $24.6 million in 1999 primarily due to higher average energy costs per kWh, reflecting additional costs for the prolonged periods of high peak demands during the summer of

1999. Lower energy expenses recorded pursuant to regulated energy adjustment clauses (discussed under "Energy Supply Costs" in Note 1 to the Consolidated Financial Statements) mitigated the increase.

  In 1998, electric fuel and purchased power increased $204.4 million from 1997 primarily due to more energy supplied for greater volumes of electricity sold off-system and within DPL's service territory.

Gas Purchased

  Primarily due to larger volumes of gas purchased for resale off-system, gas purchased increased $268.6 million in 1999 and $333.4 million in 1998.

Other Services' Cost of Sales

  Other services' cost of sales decreased by $6.6 million in 1999 and $53.8 million in 1998 mainly due to the effect of the transfer of DPL's nonutility subsidiaries to Conectiv on March 1, 1998, partly offset by the costs of ad-ministrative facilities of DPL which are used by Conectiv's service subsidi-ary.

Purchased Electric Capacity

  Purchased electric capacity increased $4.0 million in 1999 and $10.3 million in 1998 primarily due to higher capacity requirements associated with energy supplied within and outside of DPL's regulated service areas.

Special Charges

  As discussed in Note 5 to the Consolidated Financial Statements, special charges of $10.5 million before taxes ($6.4 million after taxes) were recorded in the third quarter of 1999 primarily for costs of employee separations and certain other non-recurring items. Including the cost of employees allocated to DPL from Conectiv's service subsidiary, 95 employee separations were ac-crued for, 48 of which had occurred by December 31, 1999.

  In 1998, DPL recorded special charges of $27.4 million before taxes ($16.6 million after taxes) for the cost of DPL employee separations associated with the Merger-related workforce reduction and other Merger-related costs. The $27.4 million pre-tax charge includes a net $45.5 million gain from curtail-ments and settlements of pension and other postretirement benefits.

Operation and Maintenance Expenses

  In 1999, operation and maintenance expenses increased by $6.6 million to $271.7 million. The increase was primarily due to higher expenses for customer care and electric generating plant operations, partly offset by a decrease due to the transfer of the nonutility subsidiaries to Conectiv on March 1, 1998.

  In 1998, operation and maintenance expenses decreased by $66.7 million to $265.1 million. The decrease was primarily due to fewer employees, the trans-fer of the nonutility subsidiaries to Conectiv on March 1, 1998, and the ab-sence of the 1997 start-up activities at the Salem nuclear power plant.

Depreciation and Amortization

  Depreciation and amortization expense decreased $3.0 million in 1999 mainly due to the reduction in book values of regulatory assets and electric power plants which resulted from discontinuing the application of SFAS No. 71 to the electricity supply business. In 1998, depreciation and amortization expense decreased $4.4 million primarily due to the transfer of nonutility subsidiar-ies to Conectiv on March 1, 1998.

Taxes Other Than Income Taxes

  The $3.6 million increase in taxes other than income taxes for 1999 was principally due to higher revenues.

OTHER INCOME

  In 1997, the nonutility subsidiaries which were transferred to Conectiv ef-fective with the Merger provided $33.3 million of other income, which was principally attributed to a $22.9 million pre-tax gain ($13.7 million after-taxes) on the sale of a landfill and related waste-hauling operation.

INTEREST EXPENSE

  Interest charges before capitalized amounts decreased $3.8 million in 1999 primarily due to lower average debt balances.

INCOME TAXES

  Income taxes increased in 1999 primarily due to higher income before income taxes and extraordinary item.

YEAR 2000

  DPL experienced no material operational problems, loss of revenues or impact on customers in any of its businesses and is not aware of any material claims made or to be made by or against DPL as a result of the Year 2000 issue around either the rollover from 1999 to 2000 or the Year 2000 Leap Year issue on Feb-ruary 29, 2000.

  The Year 2000 issue was the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may have been unable to interpret dates during and beyond the year 1999, which could have caused a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, managed Conectiv's response to this situation. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, coordinated all Year 2000 activities. Conectiv met substantial challenges in identifying and correcting the computer and embedded systems critical to generating and delivering power, delivering natural gas and providing other services to customers.

  The project team used a phased approach to managing its activities. The first phase was inventory and assessment of all systems, equipment, and processes. Each identified item was given a criticality rating of high, medium or low. Those items rated as high or medium were then subject to the second phase of the project. The second phase--determining and implementing correc-tive action for the identified systems, equipment and processes--concluded with a test of the unit being remediated. The third phase involved system testing and compliance certification.

  Overall, Conectiv's Year 2000 Project covered approximately 140 different systems (some with numerous components) that had been originally identified as high or medium in criticality. However, only 21 of those 140 systems were es-sential for continued operations and customer response across Conectiv's sev-eral businesses; these were regarded as "mission critical." The Year 2000 Project team focused on these 21 systems, with work on the other systems con-tinuing based on their relative importance to Conectiv's businesses.

  At the time of the change from 1999 to 2000, 100% of all inventory and as-sessment, corrective action/unit testing and system testing/compliance work was complete on the mission critical systems. For the balance of the high and medium criticality systems, 99% of this work was complete.

  Additionally, DPL developed and tested contingency plans in the event that Year 2000 outages occurred, which they did not. Contingency plans were in place for all mission critical systems and were coordinated into a detailed overall Year 2000 restoration plan under the direction of a senior-level engi-neering and operations manager. Contingency plans were also developed for non-mission critical sys-tems. The Year 2000 plans built on DPL's existing expertise in service resto-rations. DPL also coordinated these efforts with state and local emergency management agencies. DPL followed this approach for both the change from 1999 to 2000 and for the Leap Year issue.

  Further, DPL participated in two industry-wide drills sponsored by the North American Electric Reliability Council ("NERC") and conducted its own internal drills. All of these drills were exercises only and did not result in service interruptions.

  Distribution of electricity is dependent on the overall reliability of the electric grid. DPL cooperated with NERC and the PJM in Year 2000 remediation, contingency planning and restoration planning efforts. As requested by NERC, DPL filed its Year 2000 Readiness Statement with NERC stating that as of June 30, 1999, 96% of work on mission critical systems had been completed. The re-maining 4% of work constituted three exceptions to full readiness status and were reported to NERC in the regular monthly filing made on June 30, 1999. On the basis of Conectiv's filings, NERC designated Conectiv as "Ready with Lim-ited Exceptions." NERC regarded exceptions as "limited" only if they did "not pose a measurable risk to reliable electric operations into the Year 2000." All three exceptions were completed prior to the change from 1999 to 2000.

  Conectiv also contacted vendors and service providers to review their Year 2000 efforts. Many aspects of Conectiv's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas for DPL to generate electricity.

  Conectiv incurred approximately $16 million in costs for the Year 2000 Proj-ect through year-end 1999. Management anticipates approximately $1 million to $2 million in 2000 expenses, including those already incurred for the period around the change from 1999 to 2000. Project costs do not include significant expenditures covering new systems, such as Conectiv's SAP business, financial and human resources management systems, an energy control system, and a cus-tomer information system. While these new systems effectively remediated Year 2000 problems in the systems they replaced, Conectiv is not reporting the ex-penditures on these systems in its costs for the Year 2000 Project, because the new systems were installed principally for other reasons. The total cost of these other projects over several years exceeds $87 million.

  During July 1999, President Clinton signed the Year 2000 litigation reform bill, known as the "Y2K Act." The Y2K Act provides some new partial liability and damages protections to defendants in Year 2000 failure-related cases. It also establishes new litigation procedures that plaintiffs and defendants must follow. In general, the Y2K Act provides a pre-litigation notice period, pro-portionate liability among defendants in Year 2000 cases, a requirement that plaintiffs mitigate damages from Year 2000-related failures, and federal court jurisdiction for Year 2000 claims. The law covers many types of civil actions that allege harm or injury related to an actual or potential Year 2000-related failure, or a claim or defense arising or related to such a failure. The Y2K Act does not, however, cover civil actions for personal injury or wrongful death or most actions brought by a government entity acting in a regulatory, supervisory or enforcement capacity. The law governs actions brought after January 1, 1999 for a Year 2000-related failure occurring before January 1, 2003. Although the Y2K Act will not afford DPL complete protection from Year 2000-related claims, it should help limit any liability related to any Year 2000-related failures. DPL cannot predict the extent to which such liability will be limited by the Y2K Act.

  Even though the critical dates occurred with no material operational prob-lems, loss of revenues or impact on customers in any of its businesses, DPL will not with certainty be able to determine whether there may be Year 2000-related claims against DPL for some time. DPL does not believe at this time that there are any material Year 2000-related claims that it will make against vendors or suppliers but this evaluation is on-going.

LIQUIDITY AND CAPITAL RESOURCES

General

  DPL's primary ongoing sources of capital are internally generated funds (net cash provided by operating activities less common and preferred dividends) and external financings. Additionally, restructuring the electric utility industry has created new opportunities for raising capital. As discussed under "Deregu-lated Generation and Power Plant Divestiture," DPL plans to sell in 2000 elec-tric generating units with 1,411.8 MW of capacity for approximately $631 mil-lion, before certain adjustments and selling expenses. Capital requirements generally include construction expenditures for the electric and gas delivery businesses and the electric generating units, and repayment of debt, preferred securities and capital lease obligations.

Cash Flows From Operating Activities

  Net cash inflows from operating activities were $246.8 million in 1999 com-pared to $246.2 million in 1998, and $221.3 million in 1997. In 1998, cash flows from operations increased $24.9 million primarily to lower operations and maintenance expenses and higher electric revenues, net of amounts paid for electric fuel and purchased energy.

  There were increases in accounts receivable and accounts payable as of De-cember 31, 1999 in comparison to December 31, 1998 mainly due to higher levels of sales and purchases of non-regulated electricity and gas.

  Taxes accrued as of December 31, 1999 increased from December 31, 1998, mainly due to higher taxable income; the items included in the 1999 extraordi-nary charge to earnings generally are not currently deductible for income tax purposes, but instead result in a deferred tax benefit.

  The liabilities accrued for "Above-market purchased energy contracts and other electric restructuring liabilities" resulted from the extraordinary charge to earnings discussed in Note 6 to the Consolidated Financial State-ments and did not affect cash flows in 1999.

Cash Flows From Investing Activities

  Capital expenditures decreased by $26.8 million in 1999 to $87.9 million. This decrease was primarily due to a shift in the funding of expenditures for certain assets such as software, computer systems, and administrative facili-ties to Conectiv's service subsidiary. After mid-1998, new assets which are to be shared by more than one Conectiv subsidiary have been purchased or con-structed by Conectiv's service subsidiary. In 1998, capital expenditures de-creased $42.1 million mainly due to the transfer of the nonutility subsidiar-ies to Conectiv on March 1, 1998, and lower utility construction expenditures.

  The $13.5 million use of cash in 1999 for "Intercompany loan receivable" represents DPL's loan to Conectiv's pool of funds that Conectiv subsidiaries borrow from or invest in, depending on their cash position.

  Cash expenditures for business acquisitions of $9.0 million in 1998 and $32.0 million in 1997 were primarily attributed to direct Merger costs and DPL's former nonutility subsidiaries' expenditures for HVAC businesses.

Cash Flows From Financing Activities

  Common dividends paid were $76.4 million in 1999, $94.7 million in 1998, and $93.8 million in 1997. Common dividends in 1997 and the first quarter of 1998 were paid to the former holders of DPL common stock. Subsequent to the Merger, DPL began paying a common dividend each quarter to Conectiv. In 1999, common dividends paid decreased $18.3 million due to lower common dividends paid to Conectiv.

  Dividends payable as of December 31, 1999 were lower in comparison to Decem-ber 31, 1998 primarily due to a lower common dividend payable to Conectiv.

  As a subsidiary of a registered holding company under PUHCA, DPL can pay dividends only to the extent of its retained earnings unless SEC approval is obtained.

  During 1999, 1998, and 1997, DPL's external financing activities primarily involved debt. Cash flows from debt financing activity during 1999, 1998, and 1997 are summarized below.

                                               Total    1999    1998    1997
                                               ------  ------  ------  ------
                                                  (Dollars in millions)
   Long-term debt and Variable
    Rate Demand Bonds
     Issuances................................ $232.5  $ 33.3  $ 33.0  $166.2
     Purchases & redemptions.................. (127.0)  (64.6)  (32.1)  (30.3)
                                               ------  ------  ------  ------
       Net....................................  105.5   (31.3)    0.9   135.9
   Net change in short-term debt.............. (151.4)  (21.7)  (27.0) (102.7)
                                               ------  ------  ------  ------
   Net financing activity for long-and short-
    term debt................................. $(45.9) $(53.0) $(26.1) $ 33.2
                                               ======  ======  ======  ======

  Long-term debt issued during 1997 to 1999 included $33.0 million of 6.81% Medium Term Notes (MTN) in 1998 and $166.2 million of 6.6% to 7.72% MTN in 1997. In 1999, $33.3 million of Variable Rate Demand Bonds (VRDB) were issued.

  Purchases and redemptions of long-term debt and VRDB during 1997 to 1999 in-cluded $34.5 million of 6.85% to 7.5% First Mortgage Bonds (FMB) in 1999, $30.0 million of 7.8% MTN in 1999, $25.0 million of $5.69% MTN in 1998, $25.0 million of 6 3/8% FMB in 1997, and $12.5 million of other purchases and re-demptions.

  As shown above, there was a net $151.4 million decrease in short-term debt during 1997 to 1999, which was primarily due to refinancing short-term debt in 1997 with MTN.

  DPL's capital structure as of December 31, 1999 and 1998, expressed as a percentage of total capitalization is shown below.

                                                     December 31, December 31,
                                                         1999         1998
                                                     ------------ ------------
   Common stockholder's equity......................     36.4%        40.8%
   Preferred stock and preferred trust securities...      8.6%         7.7%
   Long-term debt and variable rate demand bonds....     55.0%        49.0%
   Short-term debt and current maturities of long-
    term debt.......................................       --          2.5%

  The decrease in common stockholder's equity and increase in long-term debt as a percent of total capitalization were primarily due to the special and ex-traordinary charges recorded in the third quarter of 1999, partly offset by a reduction in long-term debt outstanding.

  The balances for long-term debt due within one year and for long-term debt as of December 31, 1999 decreased by $29.7 million and $34.7 million, respec-tively, from the balances as of December 31, 1998 primarily due to repayments of debt, as discussed in Note 16 to the Consolidated Financial Statements.

Forecasted Capital Requirements

  DPL's expected capital expenditures are estimated to be approximately $110 million to $120 million in 2000, primarily for DPL's electric and gas delivery businesses. After the planned divestiture of the electric generating units by the third quarter of 2000, DPL will no longer have any capital requirements for electric generating units. After 2000, capital expenditures for DPL's electric and gas delivery businesses are expected to range from $80 million to $100 million per year.

  Scheduled maturities of long-term debt over the next five years are as fol-lows: 2000--$1.5 million; 2001--$2.3 million; 2002--$48.1 million; 2003--$92.3 million, 2004--$37.7 million.

  Future capital requirements are expected to be funded through internally generated funds and external financings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  The following discussion contains "forward looking statements." These pro-jected results have been prepared based upon certain assumptions considered reasonable given the information currently available to DPL. Nevertheless, be-cause of the inherent unpredictability of interest rates, equity market pric-es, and energy commodity prices as well as other factors, actual results could differ materially from those projected in such forward-looking information. For a description of DPL's significant accounting policies associated with these activities see Notes 1 and 9 to the Consolidated Financial Statements.

Interest Rate Risk

  DPL is subject to the risk of fluctuating interest rates in the normal course of business. DPL manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. As of December 31, 1999, a hypotheti-cal 10% change in interest rates would result in a $0.4 million change in in-terest costs and earnings before taxes related to variable rate debt.

Equity Price Risk

  DPL maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of nuclear decommissioning (See Note 12 to the Consoli-dated Financial Statements). The trust funds are invested primarily in domes-tic and international equity securities, fixed-rate, fixed income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, DPL is maximizing the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in DPL's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed income securities are exposed to changes in interest rates. DPL actively monitors its portfolio by benchmarking the performance of its in-vestments against certain indexes and by maintaining, and periodically review-ing, established target asset allocation percentages of the assets in its trust funds. Because the accounting for nuclear decommissioning recognizes that costs are recovered through electric rates, fluctuations in equity prices and interest rates do not affect the earnings of DPL.

Commodity Price Risk

  DPL is exposed to the impact of market fluctuations in the price and trans-portation costs of natural gas, electricity, and petroleum products. DPL en-gages in commodity hedging activities to minimize the risk of market fluctua-tions associated with the purchase and sale of energy commodities (natural gas, petroleum and electricity). Some hedging activities are conducted using energy derivatives (futures, options, and swaps). The remainder of DPL's hedg-ing activity is conducted by backing physical transactions with offsetting physical positions. The hedging objectives include the assurance of stable and known minimum cash flows and the fixing of favorable prices and margins when they become available. DPL also engages in energy commodity trading and arbi-trage activities, which expose DPL to commodity market risk when, at times, DPL creates net open energy commodity positions or allows net open positions to continue. To the extent that DPL has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels.

  DPL uses a value-at-risk model to assess the market risk of its electricity, gas, and petroleum commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value at risk represents the potential gain or loss on instruments or portfo-lios due to changes in market factors, for a specified time period and confidence level. DPL esti-mates value-at-risk for its power and gas, commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level and assum-ing a five-day holding period. At December 31, 1999, DPL's calculated value at risk with respect to its commodity price exposure was approximately $5.3 mil-lion including generation activities and $0.7 million exclusive of generation. At December 31, 1998, DPL's calculated value at risk with respect to its com-modity price exposure was approximately $0.6 million exclusive of generation.

                        DELMARVA POWER & LIGHT COMPANY

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             REPORT OF MANAGEMENT

  Management is responsible for the information and representations contained in the consolidated financial statements of Delmarva Power & Light Company
(DPL). Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States based upon currently available facts and circumstances and management's best estimates and judgments of the expected effects of events and transactions.

  DPL maintains a system of internal controls designed to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written administrative policies, a program of internal audits, and procedures to as-sure the selection and training of qualified personnel.

  PricewaterhouseCoopers LLP, independent accountants, are engaged to audit the financial statements and express their opinion thereon. Their audits are conducted in accordance with auditing standards generally accepted in the United States which include a review of selected internal controls to deter-mine the nature, timing, and extent of audit tests to be applied.

  The Audit Committee of Conectiv's Board of Directors, composed of outside directors only, meets with management, internal auditors, and independent ac-countants to review accounting, auditing, and financial reporting matters. The independent accountants are appointed by the Board on recommendation of the Audit Committee, subject to approval by Conectiv's common stockholders.

/s/ Howard E. Cosgrove                    /s/ John C. van Roden
Howard E. Cosgrove                        John C. van Roden
Chairman of the Board, President          Senior Vice President
and Chief Executive Officer               and Chief Financial Officer

February 7, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Delmarva Power & Light Company
Wilmington, Delaware

  In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page IV-1 present fairly, in all material respects, the financial position of Delmarva Power & Light Company and subsidiary companies ("DPL") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opin-ion, the financial statement schedule listed in the accompanying index appear-ing under Item 14(a)(2) on page IV-1 presents fairly, in all material re-spects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and fi-nancial statement schedule are the responsibility of DPL's management; our re-sponsibility is to express an opinion on these financial statements and finan-cial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain rea-sonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence support-ing the amounts and disclosures in the financial statements, assessing the ac-counting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

February 7, 2000

                         DELMARVA POWER & LIGHT COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Year Ended December 31,
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
                                                  (Dollars in Thousands)
Operating Revenues
  Electric.................................  $1,391,429  $1,329,393  $1,092,144
  Gas......................................     810,573     533,108     204,057
  Other services...........................      33,521      43,242     119,166
                                             ----------  ----------  ----------
                                              2,235,523   1,905,743   1,415,367
                                             ----------  ----------  ----------
Operating Expenses
  Electric fuel and purchased power........     645,594     621,002     416,640
  Gas purchased............................     754,990     486,411     153,027
  Other services' cost of sales............      24,805      31,390      85,192
  Purchased electric capacity..............      42,815      38,782      28,470
  Special charges..........................      10,504      27,418          --
  Operation and maintenance................     271,693     265,104     331,770
  Depreciation and amortization............     128,927     131,919     136,340
  Taxes other than income taxes............      41,934      38,290      37,634
                                             ----------  ----------  ----------
                                              1,921,262   1,640,316   1,189,073
                                             ----------  ----------  ----------
Operating Income...........................     314,261     265,427     226,294
                                             ----------  ----------  ----------
Other Income
  Allowance for equity funds used during
   construction............................       1,677       2,134       1,337
  Other income.............................       4,441       3,321      36,322
                                             ----------  ----------  ----------
                                                  6,118       5,455      37,659
                                             ----------  ----------  ----------
Interest Expense
  Interest charges.........................      78,754      82,527      83,398
  Allowance for borrowed funds used during
   construction and capitalized interest...      (1,562)     (2,019)     (2,996)
                                             ----------  ----------  ----------
                                                 77,192      80,508      80,402
                                             ----------  ----------  ----------
Preferred Dividend Requirement on Preferred
 Securities of a Subsidiary Trust..........       5,687       5,688       5,687
                                             ----------  ----------  ----------
Income Before Income Taxes and
 Extraordinary Item........................     237,500     184,686     177,864
Income Taxes, Excluding Income Taxes
 Applicable to Extraordinary Item..........      95,321      72,276      72,155
                                             ----------  ----------  ----------
Income Before Extraordinary Item...........     142,179     112,410     105,709
Extraordinary Item (Net of income taxes of
 $147,780).................................    (253,622)         --          --
                                             ----------  ----------  ----------
Net Income (Loss)..........................    (111,443)    112,410     105,709
Dividends on Preferred Stock...............       4,440       4,352       4,491
                                             ----------  ----------  ----------
Earnings (Loss) Applicable to Common
 Stock.....................................  $ (115,883) $  108,058  $  101,218
                                             ==========  ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
                                                  (Dollars in Thousands)
Cash Flows From Operating Activities
  Net income (loss)........................... $(111,443) $ 112,410  $ 105,709
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Extraordinary item, net of income taxes...   253,622         --         --
    Special charges...........................    10,504     27,418         --
    Depreciation and amortization.............   139,337    141,669    142,734
    Allowance for equity funds used during
     construction.............................    (1,677)    (2,134)    (1,337)
    Investment tax credit adjustments, net....    (2,559)    (2,560)    (2,560)
    Deferred income taxes, net................    32,079      5,796      7,169
  Net change in:
    Accounts receivable.......................   (50,266)   (74,321)   (53,911)
    Inventories...............................    (2,480)    (6,803)     4,763
    Accounts payable..........................    27,686     76,910     16,394
    Other current assets & liabilities (1)....    (4,262)    22,401     43,450
  Gain on sale of landfill and waste hauling
   company....................................        --         --    (22,896)
  Other, net..................................   (43,711)   (54,581)   (18,250)
                                               ---------  ---------  ---------
  Net cash provided by operating activities...   246,830    246,205    221,265
                                               ---------  ---------  ---------
Cash Flows From Investing Activities
  Intercompany loan receivable................   (13,473)        --         --
  Acquisition of businesses, net of cash
   acquired...................................        --     (8,970)   (31,994)
  Capital expenditures........................   (87,903)  (114,663)  (156,808)
  Net cash of nonutility subsidiaries
   transferred to Conectiv....................        --    (18,138)        --
  Sale of landfill and waste hauling company..        --         --     33,405
  Deposits to nuclear decommissioning trust
   funds......................................    (2,667)    (4,238)    (4,240)
  Other, net..................................       283      3,445      2,864
                                               ---------  ---------  ---------
  Net cash used by investing activities.......  (103,760)  (142,564)  (156,773)
                                               ---------  ---------  ---------
Cash Flows From Financing Activities
  Common dividends paid.......................   (76,369)   (94,700)   (93,811)
  Preferred dividends paid....................    (4,087)    (4,512)    (4,233)
  Issuances:  Long-term debt..................        --     33,000    166,200
Common stock..................................        --         63     17,807
Variable rate demand bonds....................    33,330         --         --
  Redemptions: Long-term debt.................   (64,617)   (32,129)   (28,540)
Variable rate demand bonds....................        --         --     (1,800)
Common stock..................................        --     (1,983)    (7,323)
  Principal portion of capital lease
   payments...................................   (10,410)    (9,724)    (6,813)
  Net change in short-term debt...............   (21,700)   (26,975)  (102,671)
  Cost of issuances and refinancings..........      (330)      (259)    (4,502)
                                               ---------  ---------  ---------
  Net cash used by financing activities.......  (144,183)  (137,219)   (65,686)
                                               ---------  ---------  ---------
  Net change in cash and cash equivalents.....    (1,113)   (33,578)    (1,194)
  Beginning of year cash and cash
   equivalents................................     1,761     35,339     36,533
                                               ---------  ---------  ---------
  End of year cash and cash equivalents....... $     648  $   1,761  $  35,339
                                               =========  =========  =========

--------
(1) Other than debt and deferred income taxes classified as current.

          See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                           As of December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                               (Dollars in
                                                               Thousands)
ASSETS
Current Assets
  Cash and cash equivalents.............................. $      648 $    1,761
  Accounts receivable, net of allowances of $6,479 and
   $648, respectively....................................    308,690    275,856
  Intercompany loan receivable...........................     13,473         --
  Inventories, at average costs
    Fuel (coal, oil and gas).............................     45,686     44,212
    Materials and supplies...............................     31,855     39,323
  Prepayments............................................     14,152     10,735
  Deferred energy supply costs...........................      8,612         --
  Deferred income taxes, net.............................     18,935     13,061
                                                          ---------- ----------
                                                             442,051    384,948
                                                          ---------- ----------
Investments
  Funds held by trustee..................................     67,896     60,208
  Other investments......................................      1,615      1,103
                                                          ---------- ----------
                                                              69,511     61,311
                                                          ---------- ----------
Property, Plant and Equipment
  Electric generation....................................  1,314,657  1,660,002
  Electric transmission and distribution.................  1,398,574  1,335,227
  Gas transmission and distribution......................    265,708    249,383
  Other electric and gas facilities......................    202,953    211,979
  Other property, plant and equipment....................      5,469      5,612
                                                          ---------- ----------
                                                           3,187,361  3,462,203
  Less: Accumulated depreciation.........................  1,434,597  1,493,955
                                                          ---------- ----------
  Net plant in service...................................  1,752,764  1,968,248
  Construction work-in-progress..........................     64,747    139,217
  Leased nuclear fuel, at amortized cost.................     25,592     28,325
  Goodwill, net..........................................     69,850     71,914
                                                          ---------- ----------
                                                           1,912,953  2,207,704
                                                          ---------- ----------
Deferred Charges and Other Assets
  Recoverable stranded costs.............................     41,775         --
  Deferred recoverable income taxes......................     71,986     82,211
  Prepaid employee benefits costs........................    129,962     94,354
  Unamortized debt expense...............................     11,106     12,140
  Deferred debt refinancing costs........................      7,538     16,180
  Other..................................................     17,903     46,003
                                                          ---------- ----------
                                                             280,270    250,888
                                                          ---------- ----------
Total Assets............................................. $2,704,785 $2,904,851
                                                          ========== ==========

          See accompanying Notes to Consolidated Financial Statements

                         DELMARVA POWER & LIGHT COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                           As of December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                               (Dollars in
                                                               Thousands)
CAPITALIZATION AND LIABILITIES
Current Liabilities
  Short-term debt........................................ $       -- $   21,700
  Long-term debt due within one year.....................      1,545     31,287
  Variable rate demand bonds.............................    104,830     71,500
  Accounts payable.......................................    207,073    177,859
  Taxes accrued..........................................     31,621     16,257
  Interest accrued.......................................     20,160     20,604
  Dividends payable......................................      7,027     23,615
  Current capital lease obligation.......................     12,495     12,481
  Above-market purchased energy contracts and other
   electric restructuring liabilities....................     33,109         --
  Other..................................................     26,226     30,508
                                                          ---------- ----------
                                                             444,086    405,811
                                                          ---------- ----------
Deferred Credits and Other Liabilities
  Deferred income taxes, net.............................    341,748    461,800
  Deferred investment tax credits........................     34,823     37,382
  Long term capital lease obligation.....................     14,175     17,003
  Above-market purchased energy contracts and other
   electric restructuring liabilities....................    102,781         --
  Other..................................................     14,079     19,747
                                                          ---------- ----------
                                                             507,606    535,932
                                                          ---------- ----------
Capitalization
  Common stock, $2.25 par value; 1,000,000 shares
   authorized; 1,000 shares outstanding..................          2          2
  Additional paid-in-capital.............................    528,893    528,893
  Retained earnings......................................    147,288    322,599
                                                          ---------- ----------
  Total common stockholder's equity......................    676,183    851,494
  Preferred stock not subject to mandatory redemption....     89,703     89,703
  Preferred securities of subsidiary trust subject to
   mandatory redemption..................................     70,000     70,000
  Long-term debt.........................................    917,207    951,911
                                                          ---------- ----------
                                                           1,753,093  1,963,108
                                                          ---------- ----------
  Commitments and Contingencies (Notes 18, 19 and 21)
Total Capitalization and Liabilities..................... $2,704,785 $2,904,851
                                                          ========== ==========

          See accompanying Notes to Consolidated Financial Statements

                        DELMARVA POWER & LIGHT COMPANY

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                          COMMON STOCKHOLDER'S EQUITY

                            Common                Additional                       Unearned
                            Shares        Par      Paid-in    Retained   Treasury  Compen-
                          Outstanding    Value     Capital    Earnings    Stock     sation     Total
                          -----------  ---------  ----------  ---------  --------  --------  ---------
                                                  (Dollars in Thousands)
Balance as of December
 31, 1996...............   60,682,719  $ 136,765  $ 508,300   $ 293,604  $ (2,138) $(1,618)  $ 934,913
Net income..............                                        105,709                        105,709
Cash dividends declared
  Common stock..........                                        (94,065)                       (94,065)
  Preferred stock.......                                         (4,491)                        (4,491)
Issuance of common stock
  DRIP (1)..............      965,655      2,173     15,485                                     17,658
  LTIP (2)..............       71,103        160      1,200                         (1,360)         --
  Stock options.........        5,450         12         88                                        100
  Other issuance........        2,741          6         47                                         53
Reacquired common
 stock..................     (517,406)                  230                (9,549)   2,162      (7,157)
Amortization of unearned
 compensation...........                              1,462                            314       1,776
                          -----------  ---------  ---------   ---------  --------  -------   ---------
Balance as of December
 31, 1997...............   61,210,262    139,116    526,812     300,757   (11,687)    (502)    954,496
Net income..............                                        112,410                        112,410
Cash dividends declared
  Common stock..........                                        (94,860)                       (94,860)
  Preferred stock.......                                         (4,352)                        (4,352)
Issuance of common stock
  Business
   acquisitions.........      488,473                                       9,090                9,090
  Stock options.........        3,200          7         56                                         63
Reacquired common
 shares.................      (90,764)                   50                (1,983)              (1,933)
LTIP (2)................                                                               (41)        (41)
Change in shares
 outstanding due to the
 Merger (3).............  (61,831,699)  (139,121)   139,121                                         --
Transfers to Conectiv
 due to Merger (4)
  Nonutility
   subsidiaries.........                           (132,023)      8,644                       (123,379)
  Treasury shares.......      221,528                (4,580)                4,580                   --
  Unearned
   compensation.........                               (543)                           543          --
                          -----------  ---------  ---------   ---------  --------  -------   ---------
Balance as of December
 31, 1998...............        1,000          2    528,893     322,599        --       --     851,494
Net (loss)..............                                       (111,443)                      (111,443)
Cash dividends declared
  Common stock..........                                        (59,428)                       (59,428)
  Preferred stock.......                                         (4,440)                        (4,440)
                          -----------  ---------  ---------   ---------  --------  -------   ---------
Balance as of December
 31, 1999...............        1,000  $       2  $ 528,893   $ 147,288        --       --   $ 676,183
                          ===========  =========  =========   =========  ========  =======   =========

--------
(1) Dividend Reinvestment and Common Share Purchase Plan (DRIP)--As part of the Merger, DPL's (DRIP) was transferred to Conectiv.
(2) Long-term incentive plan (LTIP).
(3) As part of the Merger, all of DPL's outstanding shares of stock were ex-changed for Conectiv shares of stock on a one for one basis. Effective March 1, 1998, DPL had 1,000 shares of stock outstanding, $2.25 par value, held by Conectiv.
(4) In conjunction with the Merger, DPL's nonutility subsidiaries, treasury shares and unearned compensation were transferred to Conectiv on March 1, 1998.

         See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

  As discussed in Note 4 to the Consolidated Financial Statements, effective March 1, 1998, Delmarva Power & Light Company (DPL) and Atlantic Energy, Inc. (Atlantic) consummated a series of merger transactions (the Merger) by which DPL and Atlantic City Electric Company (ACE) became wholly-owned subsidiaries of Conectiv. Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Effective with the Merger, DPL's former nonutility subsidiaries were transferred to Conectiv.

  DPL is a public utility, which supplies and delivers electricity and natural gas to its customers. DPL supplies electricity to customers with power pur-chased from other suppliers and electricity generated by its power plants. The transition to market pricing and terms of service for supplying electricity in DPL's regulated service area began on October 1, 1999. DPL also supplies elec-tricity in markets which are not subject to price regulation. DPL delivers electricity to approximately 462,600 regulated customers through its transmis-sion and distribution systems and also supplies electricity to most of its electricity delivery customers. DPL's regulated electric service territory is located on the Delmarva Peninsula (Delaware and portions of Maryland and Vir-ginia). DPL's electric service area encompasses about 6,000 square miles and has a population of approximately 1.2 million.

  DPL provides regulated gas service (supply and/or delivery) to approximately 107,300 customers located in a service territory that covers about 275 square miles with a population of approximately 0.5 million in northern Delaware. DPL also sells gas off-system and in markets which are not subject to price regu-lation.

  As discussed in Note 11 to the Consolidated Financial Statements, DPL plans to sell certain of its electric generating units. In December 1999, DPL filed an application with the Federal Energy Regulatory Commission (FERC) for ap-proval of the transfer to other Conectiv subsidiaries of the electric generat-ing plants which are not sold. Through this planned divestiture, the principal businesses of DPL would be the transmission and distribution of energy, as en-visioned by legislation enacted in Delaware and Maryland during 1999 which re-structured the electric utility industry in those states. The production of electricity will be conducted by the Conectiv subsidiaries receiving the transferred electric generating units. See Note 8 to the Consolidated Finan-cial Statements for information concerning restructuring of the electric util-ity industry.

  Through March 1, 1998, revenues from "Other services" which are not subject to price regulation, were primarily from the former nonutility subsidiaries of DPL which were transferred to Conectiv effective with the Merger. Other serv-ices revenues also includes amounts for certain non-regulated services pro-vided by DPL to its customers and amounts for administrative facilities owned by DPL which are used by Conectiv's service company. Revenues from marketing non-regulated electricity and gas are included in "Electric" revenues and "Gas" revenues, respectively.

Regulation of Utility Operations

  Certain aspects of DPL's utility businesses are subject to regulation by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, respective-ly), the Virginia State Corporation Commission (VSCC), and the FERC. Retail gas sales are subject to regulation by the DPSC. Excluding off-system sales not subject to price regulation, the percentage of electric and gas utility operating revenues regulated by each regulatory commission for the year ended December 31, 1999, was as follows: DPSC, 67.6%; MPSC, 24.6%; VSCC, 2.4%; and FERC, 5.4%.

  DPL's electric delivery business and retail gas business are subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation"

(SFAS No. 71). As discussed below, DPL's electricity supply business was sub-ject to the requirements of SFAS No. 71 prior to the third quarter of 1999. Regulatory commissions occasionally provide for future recovery from customers of current period expenses. When this happens, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statements of Income during the periods the expenses are recovered from customers. Simi-larly, regulatory liabilities may also be created due to the economic impact of regulatory commissions' actions.

  In 1999, as discussed in Note 8 to the Consolidated Financial Statements, the DPSC and MPSC issued orders to DPL, concerning restructuring the electric-ity supply businesses of DPL. These orders were issued pursuant to the Dela-ware and Maryland electric restructuring legislation enacted earlier in 1999. Based on these orders, DPL determined that the requirements of SFAS No. 71 no longer applied to its electricity supply businesses as of September 30, 1999. As a result, DPL discontinued applying SFAS No. 71 to its electricity supply business and applied the requirements of SFAS No. 101, "Regulated Enter-prises--Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS No. 101) and Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity--Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4). For information concerning the extraordinary charge to earnings that resulted from applying the require-ments of SFAS No. 101 and EITF 97-4, refer to Note 6 to the Consolidated Fi-nancial Statements.

  Refer to Note 13 to the Consolidated Financial Statements for information about regulatory assets and liabilities arising from the financial effects of rate regulation.

Financial Statement Presentation

  Due to the Merger-related restructuring discussed above, Delmarva Power Fi-nancing I (a financing subsidiary) became the sole remaining wholly-owned sub-sidiary of DPL as of March 1, 1998. Thus, the 1998 Consolidated Statement of Income includes the January and February 1998 operating results of DPL's for-mer nonutility subsidiaries and the 1997 Consolidated Statement of Income in-cludes a full year of operating results for DPL's former nonutility subsidiar-ies.

  The consolidated financial statements include the accounts of DPL's wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

  Ownership interests of 20% or more in other entities not controlled by DPL are accounted for on the equity method of accounting. Investments in entities accounted for under the equity method are included in "Other investments" on the Consolidated Balance Sheets. Earnings from equity method investees are in-cluded in "Other income" in the Consolidated Statements of Income. Ownership interests of less than 20% in other entities are accounted for on the cost method of accounting.

  Certain reclassifications of prior period data have been made to conform with the current presentation.

Use of Estimates

  The preparation of financial statements in conformity with accounting prin-ciples generally accepted in the United States requires management to make certain estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and lia-bilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Revenue Recognition

  DPL accrues revenues for electric and gas service rendered from the last me-ter reading to the month-end which has not yet been billed to customers. Simi-larly, revenues from "Other services" are recognized when services are per-formed or products are delivered.

Energy Supply Costs

  Under "energy adjustment clauses" prior to deregulation of electricity sup-ply, regulated electric customer rates were subject to adjustment for differ-ences between energy costs incurred in supplying regulated customers and amounts billed to customers for recovery of such costs. As a result, the amount recognized in the Consolidated Statements of Income for energy costs incurred in supplying electricity to regulated customers was adjusted to match the amounts billed to DPL's regulated customers. An asset was recorded for un-der-collections from customers and a liability was recorded for over-collec-tions from customers.

  The DPSC and MPSC electric restructuring orders discussed in Note 8 to the Consolidated Financial Statements did not provide a rate adjustment mechanism for any under-recovery or over-recovery of energy costs after the start of customer choice (October 1, 1999 in Delaware and July 1, 2000 in Maryland). Thus, effective October 1, 1999 for DPL's Delaware electricity supply business (July 1, 2000 for DPL's Maryland electricity supply business), the practice of deferring the difference between the amount collected in revenues for energy costs and the amount of actual energy costs incurred was ended. As a result, differences between DPL's energy revenues and expenses will affect earnings and earnings volatility may increase.

  The amount recognized in the Consolidated Statements of Income for the cost of gas purchased to supply DPL's regulated gas customers is adjusted to cus-tomer billings for such costs since customer rates are periodically adjusted to reflect amounts actually paid by DPL for purchased gas.

Nuclear Fuel

  The ownership interests of DPL in nuclear fuel at the Peach Bottom Atomic Power Station (Peach Bottom) and the Salem Nuclear Generating Station (Salem) is financed through contracts accounted for as capital leases. Nuclear fuel costs, including a provision for the future disposal of spent nuclear fuel, are charged to fuel expense on a unit-of-production basis.

Energy Trading and Risk Management Activities

  In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Defer-ral of the Effective Date of FASB Statement No. 133," which delays the re-quired implementation date for SFAS No. 133, "Accounting for Derivative In-struments and Hedging Activities," until all fiscal quarters of all years be-ginning after June 15, 2000. Reporting entities may elect to adopt SFAS No. 133 prior to the required implementation date. SFAS No. 133 establishes ac-counting and reporting standards for derivative instruments and hedging activ-ities. DPL has not yet adopted SFAS No. 133 and currently cannot determine the effect that SFAS No. 133 will have on its financial statements.

  On January 1, 1999, DPL adopted the EITF consensus EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" under which contracts (including derivative financial instruments) entered into in connection with energy trading activities are marked to market, with gains and losses (unrealized and realized) included in earnings. Implementation of EITF 98-10 did not have a material impact on net income. In 1997 and 1998 (prior to implementation of EITF 98-10), certain energy trading transactions were ac-counted for with "hedge accounting," as discussed below.

  DPL uses futures, options and swap agreements to hedge firm commitments or anticipated transactions of energy commodities and also creates net open en-ergy commodity positions. Under hedge accounting, a derivative, at its incep-tion and on an ongoing basis, is expected to substantially offset adverse price movements in the firm commitment or anticipated transaction that it is hedging. Gains and losses related to qualifying hedges are deferred and are recognized in operating results when the underlying transaction occurs. If, subsequent to being hedged, underlying transactions are no longer likely to occur or the hedge is no longer effective, the gains or losses on the related derivatives are recognized currently in operating results. Gains and losses from hedges of the cost of energy sold are reflected within the Consolidated Statements of Income as "Electric fuel and purchased power" or "Gas purchased," as appropriate for the hedged transac-tion. Gains and losses on hedges of the selling price of generated electricity are recognized in revenues.

  Premiums paid for options are included as current assets in the Consolidated Balance Sheet until they are exercised or expire. Margin requirements for futures contracts are also recorded as current assets. Under hedge accounting, unrealized gains and losses on all futures contracts are deferred on the Con-solidated Balance Sheet as either current assets or deferred credits.

  The cash flows from derivatives are included in the cash flows from opera-tions section of the cash flow statement.

Depreciation Expense

  The annual provision for depreciation on utility property is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation includes the cost of depreciable property retired, including removal costs less salvage and other recoveries. The relationship of the annual provision for depreciation for financial accounting purposes to av-erage depreciable property was 3.5% for 1999, 3.6% for 1998, and 3.7% for 1997. Depreciation expense includes a provision for DPL's share of the esti-mated cost of decommissioning nuclear power plant reactors based on amounts billed to customers for such costs. Refer to Note 12 to the Consolidated Fi-nancial Statements for additional information on nuclear decommissioning.

  Nonutility property is generally depreciated on a straight-line basis over the useful lives of the assets.

Income Taxes

  The consolidated financial statements include two categories of income tax-es--current and deferred. Current income taxes represent the amounts of tax expected to be reported on DPL's federal and state income tax returns. De-ferred income taxes are discussed below.

  Deferred income tax assets and liabilities represent the tax effects of tem-porary differences between the financial statement and tax bases of existing assets and liabilities and are measured using presently enacted tax rates. The portion of DPL's deferred tax liability applicable to its utility operations that has not been recovered from utility customers represents income taxes re-coverable in the future and is shown on the Consolidated Balance Sheets as "Deferred recoverable income taxes." Deferred recoverable income taxes de-creased to $72.0 million as of December 31, 1999, from $82.2 million as of De-cember 31, 1998, primarily due to deregulation of the electricity supply busi-nesses of DPL in 1999.

  Deferred income tax expense generally represents the net change during the reporting period in the net deferred tax liability and deferred recoverable income taxes.

  Investment tax credits from utility plant purchased in prior years are re-ported on the Consolidated Balance Sheets as "Deferred investment tax cred-its." These investment tax credits are being amortized to income over the use-ful lives of the related utility plant.

Deferred Debt Refinancing Costs

  Prior to the third quarter of 1999, the costs of refinancing debt of the utility businesses of DPL were deferred and amortized over the period during which the costs are recovered in rates, which is generally the life of the new debt. In the third quarter of 1999, the deferred costs associated with previ-ously refinanced debt attributed to DPL's electric generation businesses were written-off and charged to earnings, net of anticipated rate recovery. Any costs incurred in the future for refinancing debt attributed to the electric generation business for which rate recovery is not provided will be accounted for in accordance with SFAS No. 4, "Reporting Gains and Losses from Extin-guishment of Debt," which requires such costs to be expensed.

Interest Expense

  The amortization of debt discount, premium, and expense, including deferred refinancing expenses associated with the regulated electric and gas transmis-sion and distribution businesses, is included in interest expense.

Utility Plant

  As discussed in Note 6 to the Consolidated Financial Statements, utility plant which became impaired as a result of deregulation of the electric util-ity industry is stated at fair value. The estimated fair values were based on amounts included in agreements for the sale of certain electric generating plants of DPL. Utility plant which is not impaired is stated at original cost.

  Utility plant is generally subject to a first mortgage lien.

Allowance for Funds Used During Construction

  Allowance for Funds Used During Construction (AFUDC) is included in the cost of regulated transmission and distribution utility plant and represents the cost of borrowed and equity funds used to finance construction. In the Consol-idated Statements of Income, the borrowed funds component of AFUDC is reported as a reduction of interest expense and the equity funds component of AFUDC is reported as other income. AFUDC was capitalized on utility plant construction at the rates of 8.8% in 1999, 8.9% in 1998, and 7.5% in 1997.

  Effective in the third quarter of 1999, the cost of financing the construc-tion of electric generation plant is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost."

Cash Equivalents

  In the consolidated financial statements, DPL considers highly liquid mar-ketable securities and debt instruments purchased with a maturity of three months or less to be cash equivalents.

Goodwill

  DPL amortizes goodwill arising from business acquisitions over the shorter of the estimated useful life or 40 years.

Funds Held By Trustee

  Funds held by trustee are stated at fair market value and primarily include deposits in DPL's external nuclear decommissioning trusts. Changes in the fair market value of the trust funds are also reflected in the accrued liability for nuclear decommissioning which is included in accumulated depreciation.

NOTE 2. SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid During the Year

                                                         1999    1998    1997
                                                        ------- ------- -------
                                                        (Dollars in Thousands)
Interest, net of capitalized amounts................... $74,367 $76,314 $73,211
Income taxes, net of refunds........................... $55,463 $62,351 $53,550

NOTE 3. INCOME TAXES

  DPL, as a subsidiary of Conectiv, is included in the consolidated federal income tax return of Conectiv. Income taxes are allocated to DPL based upon the taxable income or loss, determined on a separate return basis.

Components of Consolidated Income Tax Expense

                                                       Year Ended December 31,
                                                      -------------------------
                                                        1999     1998    1997
                                                      --------- ------- -------
                                                       (Dollars in Thousands)
Operations
Federal: Current..................................... $  54,710 $57,533 $58,737
         Deferred....................................    26,289   4,485   6,589
State:   Current.....................................    11,092  11,504   8,810
         Deferred....................................     5,789   1,314     579
Investment tax credit adjustments, net                  (2,559) (2,560) (2,560)
                                                      --------- ------- -------
                                                         95,321  72,276  72,155
                                                      --------- ------- -------
Extraordinary Item
Federal: Deferred.................................... (124,117)      --      --
State:   Deferred....................................  (23,663)      --      --
                                                      --------- ------- -------
                                                      (147,780)      --      --
                                                      --------- ------- -------
                                                      --------- ------- -------
Total Income Tax Expense                              $(52,459) $72,276 $72,155
                                                      ========= ======= =======

Reconciliation of Effective Income Tax Rate

  The amount computed by multiplying "Income before income taxes and extraor-dinary item" by the federal statutory rate is reconciled below to income tax expense on operations (which excludes amounts applicable to the extraordinary item).

                                               Year Ended December 31,
                                        -----------------------------------------
                                            1999          1998           1997
                                        ------------  -------------  ------------
                                        Amount  Rate  Amount   Rate  Amount  Rate
                                        ------- ----  -------  ----  ------- ----
                                                (Dollars in Thousands)
Statutory federal income tax expense..  $83,125  35%  $64,640   35%  $62,252  35%
Increase due to state income taxes,
 net of federal tax benefit...........   10,973   5     8,330    4     6,102   4
Other, net............................    1,223  --      (694)  --     3,801   2
                                        ------- ---   -------  ---   ------- ---
  Total income tax expense on
   operations.........................  $95,321  40%  $72,276   39%  $72,155  41%
                                        ======= ===   =======  ===   ======= ===

Components of Deferred Income Taxes

  The tax effects of temporary differences that give rise to DPL's net de-ferred tax liability are shown below.

                                                              As of December
                                                                    31,
                                                             -----------------
                                                               1999     1998
                                                             -------- --------
                                                                (Dollars in
                                                                Thousands)
   Deferred Tax Liabilities:
     Plant basis differences................................ $286,543 $396,543
     Deferred recoverable income taxes......................   38,526   36,504
     Prepaid pension costs..................................   48,776   35,212
     Other..................................................   28,030   31,085
                                                             -------- --------
     Total deferred tax liabilities.........................  401,875  499,344
                                                             -------- --------
   Deferred Tax Assets:
     Deferred investment tax credits........................   11,546   13,745
     Above-market purchased energy contracts and other
      electric restructuring liabilities....................   50,812       --
     Other..................................................   16,704   36,860
                                                             -------- --------
     Total deferred tax assets..............................   79,062   50,605
                                                             -------- --------
   Total deferred taxes, net................................ $322,813 $448,739
                                                             ======== ========

  Valuation allowances for deferred tax assets were not material as of Decem-ber 31, 1999 and 1998.

NOTE 4. MERGER

  On March 1, 1998, DPL and ACE became wholly-owned subsidiaries of Conectiv. Before the Merger, Atlantic owned ACE, an electric utility serving the south-ern one-third of New Jersey, and nonutility subsidiaries. As a result of the Merger, Atlantic ceased to exist, and Conectiv owns (directly or indirectly) DPL, ACE, and the nonutility subsidiaries that were formerly held separately by DPL and Atlantic. Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

  In connection with the Merger, each outstanding share of DPL's common stock, par value $2.25 per share, was exchanged for one share of Conectiv's common stock, par value $0.01 per share. Also, DPL's Board of Directors declared that DPL's nonutility subsidiaries be transferred to Conectiv. These nonutility subsidiaries had common stockholder's equity of $123.4 million as of February 28, 1998 and net losses of $3.5 million for January 1 to February 28, 1998.

NOTE 5. SPECIAL CHARGES

  DPL's operating results for 1999 include "Special charges" of $10.5 million before taxes ($6.4 million after taxes) primarily for costs of employee sepa-rations and certain other non-recurring items. Including the cost of employees allocated to DPL from Conectiv's service subsidiary, 95 employee separations were accrued for, 48 of which had occurred by December 31, 1999.

  DPL's operating results for 1998 include "Special charges" of $27.4 million before taxes ($16.6 million after taxes) for the cost of DPL employee separa-tions associated with the Merger-related workforce reduction and other Merger-related costs. The $27.4 million pre-tax charge includes a net $45.5 million gain from curtailments and settlements of pension and other postretirement benefits.

NOTE 6. EXTRAORDINARY ITEM

  As discussed in Note 1 to the Consolidated Financial Statements, as of a re-sult of electric utility industry restructuring orders received in 1999, DPL discontinued applying SFAS No. 71 to its electricity supply businesses and ap-plied the requirements of SFAS No. 101 and EITF 97-4. Pursuant to the require-ments of SFAS No. 101 and EITF 97-4, DPL recorded an extraordinary charge which reduced earnings by $253.6 million, net of income taxes. The portion of the extraordinary charge related to impaired assets was determined in accor-dance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (SFAS No. 121). The extraordinary charge primarily resulted from impaired nuclear electric generating plants and certain other assets, uneconomic energy contracts, and other effects of dereg-ulation requiring loss recognition. The impairment amount for nuclear electric generating plants was determined based on expected proceeds under agreements for the sale of the nuclear electric generating plants, which is discussed in
Note 11 to the Consolidated Financial Statements. The extraordinary charge was decreased by the regulatory asset established for the amount of stranded costs expected to be recovered through regulated electricity delivery rates.

  The details of the extraordinary charge are shown in the following table.

                                                                       Millions
                                                                          of
Items Included in Extraordinary Charge                                 Dollars
--------------------------------------                                 --------
(a) The net book value of nuclear electric generating plants and related assets including inventories were written-down due to impairment........................................................ $(253.3)
(b) The net present value of water-supply capacity leased from the
    Merrill Creek Reservoir in excess of the electric generating
    plants' requirements was expensed.................................   (41.9)
(c) The net present value of expected losses under uneconomic energy contracts, primarily for the purchase of electricity and gas at
    above-market prices, was expensed.................................   (99.0)
(d) Generation-related regulatory assets and certain other utility assets impaired from deregulation were written-off. Also, various
    liabilities resulting from deregulation were recorded.............   (51.5)
(e) Regulatory assets were established for the amount of stranded costs expected to be recovered through regulated electricity
    delivery rates....................................................    44.3
                                                                       -------
Total pre-tax extraordinary charge....................................  (401.4)
Income tax benefit....................................................   147.8
                                                                       -------
Total extraordinary charge, net of income taxes....................... $(253.6)
                                                                       =======

NOTE 7. SALE OF PINE GROVE LANDFILL AND WASTE HAULING COMPANY

  In the fourth quarter 1997, a subsidiary of DPL sold the Pine Grove Landfill and a related waste-hauling company. Pre-tax proceeds received from the sale were $34.2 million ($33.4 million net of cash sold), resulting in a pre-tax gain of $22.9 million ($13.7 million after income taxes).

NOTE 8. RATE MATTERS

Delaware Electric Utility Industry Restructuring

  On March 31, 1999, Delaware enacted the Electric Utility Restructuring Act of 1999 (the Delaware Act), which provided for a phase-in of retail customer choice of electricity suppliers from October 1999 to October 2000, customer rate decreases, and other matters concerning restructuring the electric util-ity industry in Delaware. On April 15, 1999, DPL submitted to the DPSC a com-pliance plan for implementing the provisions of the Delaware Act in DPL's Del-aware service area. On August 31, 1999, the DPSC issued an order on DPL's com-pliance plan. The DPSC's order is discussed below.

Implementation Dates

  The DPSC approved implementation dates for retail customer choice of elec-tric suppliers of October 1, 1999 for customers with a peak monthly load of 1,000 kilowatts (kW) or more; January 15, 2000 for customers with a peak monthly load of 300 kW or more; and October 1, 2000 for all other customers.

Rate Decrease

  The DPSC approved DPL's proposed rate structure, which provides for a 7.5% decrease in DPL's Delaware residential electric rates, effective October 1, 1999, with those rates held constant from October 1, 1999 to September 30, 2003. Also, non-residential rates are to be held constant from October 1, 1999 to September 30, 2002. Management estimates that the initial 7.5% residential rate reduction effective October 1, 1999, will reduce revenues by approxi-mately $17.5 million (on an annualized basis, assuming fiscal year 1998 sales and revenues).

Sale of Electric Generating Plants

  The Delaware Act permits DPL to sell, transfer, or otherwise divest its electric generating plants without DPSC approval after October 1, 1999. The DPSC's order effectively provides that electric rates will remain unchanged as a result of such divestiture. See Note 11 to the Consolidated Financial State-ments for related information concerning the expected sales of electric gener-ating plants.

Stranded Cost Recovery

  The rate structure approved by the DPSC also provides for DPL's recovery of stranded costs, $16 million net of taxes, or $31 million before taxes, through a Competitive Transition Charge billed to non-residential customers from Octo-ber 1, 1999 to September 30, 2002.

Shopping Credits

  The system-average customer shopping credits, which include the costs of electricity supply, transmission, and ancillary services, are 4.736 cents per kWh for the year beginning October 1, 1999, 4.738 cents per kWh for the year beginning October 1, 2000, and 4.740 cents per kWh for the year beginning Oc-tober 1, 2001.

Default Service for Electricity Supply

  The Delaware Act makes DPL the provider of default service to customers who do not choose an alternative electricity supplier for periods of 3 and 4 years (transition periods) for non-residential and residential customers, respec-tively. Thereafter, the DPSC may conduct a bidding process to select the de-fault supplier for such customers. During the transition period, the energy component of customers' rates for default service will be set at DPL's average energy cost per kWh for the twelve months ended September 30, 1999.

  The DPSC order permits customers with demand below 300 kW to choose an al-ternative electric supplier and to switch back to DPL's default service with-out any time restrictions or price differential. Customers with demand above 300 kW who choose an alternative supplier and switch back to DPL's default service must either, at the customer's option, return to DPL's default service for a minimum of 12 months or pay market prices.

Code of Conduct

  The DPSC ruled that the existing Code of Conduct will remain in place, con-ditioned upon the requirement that a revised code be proposed and, if neces-sary, litigated. As requested by the DPSC, DPL filed a new Cost Accounting Manual and Code of Conduct in November 1999.

Maryland Electric Utility Industry Restructuring

  On April 8, 1999, Maryland enacted the Electric Customer Choice and Competi-tion Act of 1999 (the Maryland Act), which provided for customer choice of electricity suppliers, customer rate decreases, and other matters concerning restructuring the electric utility industry in Maryland. On May 5, 1999, DPL submitted to the MPSC a proposed settlement agreement (subsequently supple-mented) for implementing the provisions of the Maryland Act in DPL's Maryland service area. On October 8, 1999, the MPSC issued an order to DPL which ap-proved the settlement agreement. The key elements of the approved settlement agreement are discussed below.

Implementation Date

  Effective July 1, 2000, all of DPL's Maryland-retail customers will be eli-gible to select an alternative electricity supplier.

Rate Decrease

  The MPSC approved a 7.5% decrease in DPL's Maryland residential electric rates, effective July 1, 2000, with those rates held constant from July 1, 2000 to June 30, 2004. Also, non-residential rates are to be held constant from July 1, 2000 to June 30, 2003. Management estimates that the initial 7.5% residential rate reduction effective July 1, 2000, will reduce revenues by ap-proximately $12.5 million (on an annualized basis, assuming fiscal year 1998 sales and revenues).

Sale of Electric Generating Plants

  The Maryland Act in conjunction with the approved settlement effectively provide that electric rates will not be changed in the event DPL sells or transfers generating assets. See Note 11 to the Consolidated Financial State-ments for related information concerning the expected sales of electric gener-ating plants.

Stranded Cost Recovery

  The MPSC approved DPL's recovery of stranded costs, $8 million net of taxes, or $14 million before taxes, through a Competitive Transition Charge billed to non-residential customers from July 1, 2000 to June 30, 2003.

Shopping Credits

  The system-average customer shopping credits include the costs of electric-ity supply, transmission, and ancillary services. They are estimated to be ap-proximately 5.302 cents per kWh for the year beginning July 1, 2000, 5.305 cents per kWh for the year beginning July 1, 2001, and 5.307 cents per kWh for the year beginning July 1, 2002. These estimated shopping credits will be re-set so that the energy component is DPL's average energy cost per kWh for the twelve months ended April 30, 2000.

Default Service for Electricity Supply

  DPL is to provide default service to customers who do not choose an alterna-tive electricity supplier during July 1, 2000 to July 1, 2004 for residential customers and during July 1, 2000 to July 1, 2003 for non-residential custom-ers. Subsequent to these default service periods, the MPSC is to determine the default service supplier. During the initial periods when DPL provides default service, the energy component of customers rates will be set at DPL's average energy cost per kWh for the twelve months ended April 30, 2000.

Code of Conduct

  On July 26, 1999, the MPSC initiated a new review of the generic affiliate transaction provisions of the Maryland Act. Subsequently, the MPSC conducted hearings and is expected to issue an order within several months.

Virginia Electric Utility Industry Restructuring

  On March 29, 1999, the Governor of Virginia signed the Virginia Electric Utility Restructuring Act (the Virginia Act). In 1999, revenues from DPL's Virginia customers comprised about 2.6% of consolidated DPL electric revenues earned from regulated electricity sales and deliveries. Significant provisions of the Virginia Act are as follows:

(a) A phase-in of retail electric competition is to start on January 1, 2002.

(b) The rates in effect on January 1, 2001 are to become "capped rates," which continue in effect through July 1, 2007, except for adjustments for changes in fuel costs and state tax rates.

(c) A customer who chooses an alternative electricity supplier would pay the incumbent utility the capped transmission and distribution rates and a "wires" charge, representing the difference between the capped generation rate and projected market prices for electricity.

(d) Just and reasonable net stranded costs are to be recovered through capped rates and wires charges during the period January 1, 2001 through July 1, 2007.

  Pursuant to the requirements of the Virginia Act, DPL filed in January 2000 an application for approval of a plan for functional separation of electric generation from transmission and distribution by divestiture. The plan in-volves complete divestiture by the third quarter of 2000 of DPL's generation facilities, some of which would be sold to unaffiliated parties and the re-mainder of which are proposed to be transferred to a Conectiv subsidiary. By the completion of the divestiture, DPL proposes an overall revenue decrease of 2.6% (approximately $0.7 million on an annual basis). DPL also indicated in its application that it expects to propose starting retail choice on or after January 1, 2002 for all of its Virginia retail customers, instead of a phase-in of retail choice.

Merger Rate Decrease

  In accordance with the terms included in regulatory commissions orders which approved the Merger, DPL phased-in a $13.0 million reduction in electric and gas retail customer base rates as follows: (1) $11.5 million effective March 1, 1998, (2) $1.1 million effective March 1, 1999, and (3) $0.4 million effec-tive October 1, 1999.

NOTE 9. ENERGY HEDGING AND TRADING ACTIVITIES

  DPL actively participates in the wholesale energy markets to support its wholesale utility and competitive retail marketing activities. DPL engages in commodity hedging activities to minimize the risk of market fluctuations asso-ciated with the purchase and sale of electricity and natural gas. Some hedging activities are conducted using energy derivatives. The remainder of DPL's hedging activity is conducted by backing physical transactions with offsetting physical positions. The hedging objectives include the assurance of stable and known minimum cash flows and the fixing of favorable prices and margins when they become available. DPL also engages in energy commodity trading and arbi-trage activities, which expose DPL to commodity market risk when, at times, DPL creates net open energy commodity positions or allows net open positions to continue. To the extent that DPL has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels.

  DPL utilizes futures, options and swap agreements to manage risk. Futures help manage commodity price risk by fixing purchase or sales prices. Options provide a floor or ceiling on future purchases or sales prices while allowing DPL to benefit from favorable price movements. Swaps are structured to provide the same risk protection as futures and options. Basis swaps are used to man-age risk by fixing the basis differential that exists between a delivery loca-tion index and the commodity futures price.

  Exposed commodity positions may be "long" or "short." A long position indi-cates that DPL has an excess of the commodity available for sale. A short po-sition means DPL will have to obtain additional commodity to fulfill its sales requirements. A "delta" position is the conversion of an option into futures contract equivalents. The option delta is dependent upon the strike price, volatility, current market price and time-value of the option.

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

Natural Gas Activities

  At December 31, 1999, DPL's open futures contracts represented a net long position with a notional quantity of 8.5 billion cubic feet (Bcf), through March 2002. DPL also had a net long commodity swap position at December 31, 1999 equivalent to 1.2 Bcf and a net short basis swaps position equivalent to
0.2 Bcf. At December 31, 1998, DPL's open futures contracts represented a net long position with a notional quantity of 13.1 Bcf, through February 2001. DPL also had a net long commodity swap position at December 31, 1998 equivalent to
4.6 Bcf and a net long basis swaps position equivalent to 5.3 Bcf.

  During 1999, a gain of $5.0 million, including a $3.0 million unrealized gain, was recognized for gas trading positions (physical and financial com-bined). In 1999, the annual average unrealized gain on trading activities was $2.1 million. During 1998, recognized and unrealized gains from gas trading positions were not material to DPL's results of operations or financial posi-tion.

  Unrealized hedging losses of $7.6 million and $8.6 million as of December 31, 1999 and 1998, respectively, from natural gas futures, swaps and options contracts used to hedge gas marketing activities are deferred in the Consoli-dated Balance Sheets. These losses are offset by gains on the physical commod-ity transactions being hedged.

Electricity Marketing and Trading Activities

  At December 31, 1999, DPL had a net long exposure of 219,900 megawatt-hours
(MWH) through December 2000 primarily from forward contracts. At December 31, 1998, DPL had a net short exposure of 102,400 MWH through December 1999 pri-marily from forward contracts.

  During 1999, a gain of $6.0 million, including a $1.3 million unrealized gain, was recognized for electricity trading activities (physical and finan-cial combined). During 1998, a gain of $11.4 million, including a $1.2 million unrealized gain, was recognized for electricity trading activities (physical and financial combined). The annual average unrealized gain on electricity trading activities was $0.1 million in 1999 and $1.3 million in 1998.

  The deferred gains and losses from hedges of electricity marketing activi-ties were not material to DPL's financial position as of December 31, 1999 and December 31, 1998.

Electricity Generation Activities

  Effective October 1, 1999, the Delaware portion (approximately 59%) of DPL's electric generating plants was deregulated and the plants' output may, at DPL's option, be sold in deregulated markets or used to supply default service customers in Delaware. Similarly, effective July 1, 2000, the Maryland portion (approximately 30%) of DPL's electric generating plants is deregulated and the plants' output may, at DPL's option, be sold in deregulated markets or used to supply default service customers in Maryland.

  DPL hedges the newly deregulated portion of its electric generating units using derivative financial instruments and forward contracts. DPL hedges por-tions of the fuel purchased and the electricity output of the generating plants to stabilize fuel costs and to lock-in prices for electricity generat-ed. As of December 31, 1999, DPL hedged 3,353,500 MWH of forward generation output, through the sale of forward contracts, which resulted in a $10.3 mil-lion unrealized and unrecognized gain as of December 31, 1999. A net unrealized loss of $4.1 million which resulted from hedging the cost of gas burned by electric gener-ating units was deferred in the Consolidated Balance Sheet as of December 31, 1999. This hedge consisted of a long position of natural gas futures, forwards and swaps with a combined notional amount of 12.9 Bcf.

NOTE 10. JOINTLY OWNED PLANT

  DPL's Consolidated Balance Sheets include its proportionate share of assets and liabilities related to jointly owned plant. DPL has ownership interests in electric power plants, transmission facilities, and other facilities in which various parties have ownership interests. DPL's proportionate shares of oper-ating and maintenance expenses of the jointly owned plant is included in the corresponding expenses in DPL's Consolidated Statements of Income. DPL is re-sponsible for providing its share of financing for the jointly owned facili-ties.

  DPL owns 7.41% of Salem. Salem Units 1 and 2 were removed from operation by Public Service Electric & Gas Company (PSE&G), the Salem operator, in the sec-ond quarter of 1995 due to operational problems and safety concerns. PSE&G re-turned Unit 2 to service in August 1997, and Unit 1 to service in April 1998. The net increase in expenses due to unrecovered replacement power and other costs, net of the benefit of lawsuit settlement proceeds received in 1997, was $2.4 million in 1998 and $7.1 million in 1997.

  Information is shown below with respect to DPL's share of jointly owned plants as of December 31, 1999, including megawatts (MW) of generating capaci-ty. The amounts for the nuclear plants reflect the write-downs which resulted from discontinuing application of SFAS No. 71 as discussed in Note 6 to the Consolidated Financial Statements.

  As discussed in Note 11 to the Consolidated Financial Statements, agreements have been reached to sell to third parties the jointly-owned nuclear and coal-fired plants listed below

                                   Megawatts                        Construction
                         Ownership Capacity  Plant in Accumulated     Work in
                           Share     Owned   Service  Depreciation    Progress
                         --------- --------- -------- ------------  ------------
                                                   (Dollars in Thousands)
Nuclear
  Peach Bottom..........     7.51%    164    $ 4,774    $   112(a)     $   --
  Salem.................     7.41%    167(b)   3,850        112(a)         --
Coal-Fired
  Keystone..............     3.70%     63     20,990     10,302           117
  Conemaugh.............     3.72%     63     33,869     13,415           580
Transmission
 Facilities.............  Various      --      4,186      2,104            --
Other Facilities........  Various      --      2,158        655         7,085
                                      ---    -------    -------        ------
Total...................              457    $69,827    $26,700        $7,782
                                      ===    =======    =======        ======

--------
(a) Excludes nuclear decommissioning reserve.
(b) Includes 3 megawatts for on-site combustion turbine.

NOTE 11. SUBSEQUENT EVENT--EXPECTED DIVESTITURE OF ELECTRIC GENERATING PLANTS

  In 1999, DPL distributed offering memoranda for the proposed sale of certain of its nuclear and non-strategic baseload fossil electric generating plants. The plants are being sold pursuant to Conectiv's "mid-merit" strategy which is discussed in the "Deregulated Generation and Power Plant Divestiture" section of Management's Discussion and Analysis of Financial Condition and Results of Operations. The electric generating plants of DPL which are not sold are ex-pected to be transferred to other Conectiv subsidiaries, which will produce and sell electricity and assume the non-regulated electricity and gas trading activities currently conducted by DPL. DPL's exit from the businesses of elec-tricity production and non-regulated electricity and gas trading is expected to cause a decrease in DPL's earnings capacity. For information concerning non-regulated electricity and gas trading activities see Note 9 to the Consol-idated Financial Statements. For pro forma information concerning the divesti-ture of DPL's electric generating plants, see Exhibit 99 to this Report on Form 10-K.

  A summary of the electric generating plants that have been offered for sale by DPL is shown in the following table.

                                                               MW of   Net Book
                                                              Capacity Value (a)
                                                              -------- ---------
   Fossil Units:
     Wholly-owned............................................   954.0   $277.3
     Jointly-owned...........................................   126.8     31.8
   Jointly-owned nuclear units...............................   331.0      8.4
                                                              -------   ------
                                                              1,411.8   $317.5
                                                              =======   ======

--------
(a) The net book values shown above are as of December 31, 1999, are stated in millions of dollars, and reflect the write-downs discussed in Note 6 to the Consolidated Financial Statements.

  In the third quarter of 1999, DPL reached agreements to sell its ownership interests in various nuclear plants to PSEG Power LLC (a subsidiary of Public Service Enterprise Group Incorporated) and PECO Energy Company (PECO) for ap-proximately $9 million, plus the net book value of DPL's interest in nuclear fuel on-hand as of the closing date. DPL's interest in the nuclear units which are being sold include a 7.51% (164 MW) interest in the Peach Bottom Atomic Power Station (Peach Bottom), and a 7.41% interest (167 MW) in the Salem Nu-clear Generating Station (Salem). Upon completion of the sale, DPL will trans-fer its nuclear decommissioning trust funds to the purchasers and PSEG Power LLC and PECO will assume full responsibility for the decommissioning of Peach Bottom and Salem. The sales are subject to various federal and state regula-tory approvals and are expected to close by the third quarter of 2000.

  On January 19, 2000, Conectiv announced that DPL reached an agreement to sell the wholly- and jointly-owned fossil fuel-fired units listed in the above table. The units have a total capacity of 1,080.8 MW and a net book value of $309.1 million as of December 31, 1999. NRG Energy, Inc., a subsidiary of Northern States Power Company, agreed to purchase the units for approximately $622 million. The sale is subject to various federal and state regulatory ap-provals and is expected to be completed during the third quarter of 2000.

  Conectiv's management expects that the proceeds from the sale of the elec-tric generating plants will be used for debt repayment, repurchases of Conectiv common stock, and new investments that fit with Conectiv's strate-gies, including expansion of the mid-merit generation business. Some or all of DPL's proceeds from the sale of the electric generating plants could be paid as a dividend to Conectiv, or loaned to Conectiv's pool of funds that Conectiv subsidiaries borrow from or invest in, depending on their cash position.

  The terms of DPL's agreement with NRG Energy, Inc. provide for DPL to pur-chase from NRG Energy, Inc. 500 megawatt-hours of firm electricity per hour from completion of the sale through December 31, 2005. DPL expects to use electricity purchased under this agreement and other purchased power agree-ments to fulfill its obligations in Delaware and Maryland as a default service provider.

  Under the restructuring orders issued by the DPSC and MPSC, as discussed in
Note 8 to the Consolidated Financial Statements, DPL's Delaware and Maryland retail electric rates will not be changed in the event DPL sells or transfers generating assets. Management expects to recognize a net gain when DPL sells its electric generating plants which were not impaired from deregulation.

NOTE 12. NUCLEAR DECOMMISSIONING

  DPL records a liability for its share of the estimated cost of decommissioning the Peach Bottom and Salem reactors over the remaining lives of the plants based on amounts collected in rates charged to electric custom-ers. DPL estimates its share of future nuclear decommissioning costs ($98 mil-lion) based on Nuclear Regulatory Commission (NRC) regulations concerning the minimum financial assurance amount for nuclear decommissioning. The ultimate cost of nuclear decommissioning for Peach Bottom and Salem may exceed the cur-rent estimates, which are updated periodically.

  DPL's accrued nuclear decommissioning liability, which is reflected in the accumulated reserve for depreciation, was $78.5 million as of December 31, 1999 and $69.5 million as of December 31, 1998. The provision reflected in de-preciation expense for nuclear decommissioning was $3.0 million in 1999, $4.2 million in 1998, and $4.2 million in 1997. External trust funds established by DPL for the purpose of funding nuclear decommissioning costs had an aggregate book balance (stated at fair market value) of $66.4 million as of December 31, 1999 and $57.7 million as of December 31, 1998. Earnings on the trust funds are recorded as an increase to the accrued nuclear decommissioning liability, which, in effect, reduces the expense recorded for nuclear decommissioning. As discussed in Note 11 to the Consolidated Financial Statements, upon completion of the expected sale of the nuclear plants, DPL will transfer its respective nuclear decommissioning trust funds to the purchasers who will then assume full responsibility for the decommissioning of the nuclear plants.

  The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, includ-ing DPL, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial state-ments of electric utilities. Recently, the FASB issued an exposure draft of a new accounting pronouncement which addresses the accounting for obligations associated with the retirement of long-lived assets, such as decommissioning costs of nuclear generating stations. Under this proposed pronouncement, the present value of the decommissioning obligation would be capitalized as part of the cost of the nuclear generating station and recorded as a liability. The cost capitalized would be depreciated over the life of the nuclear generating station. Changes in the liability due to the passage of time would be recorded as interest expense. Changes in the liability resulting from revisions in the timing or amount of cash flows would increase or decrease the liability and the carrying amount of the nuclear generating station. Trust fund income from the external decommissioning trusts would be reported as investment income un-der the proposed pronouncement rather than as a reduction of decommissioning expense.

NOTE 13. REGULATORY ASSETS AND LIABILITIES

  In conformity with SFAS No. 71, DPL's accounting policies reflect the finan-cial effects of rate regulation and decisions by regulatory commissions having jurisdiction over the regulated utility businesses of DPL. Regulatory commis-sions occasionally provide for future recovery from customers of current pe-riod expenses. When this happens, the expenses are deferred as regulatory as-sets and subsequently recognized in the Consolidated Statement of Income dur-ing the period the expenses are recovered from customers. Similarly, regula-tory liabilities may also be created due to the economic impact of an action taken by a regulatory commission.

  As discussed in Notes 1, 6, and 8 to the Consolidated Financial Statements, in the third quarter of 1999, the electricity supply businesses of DPL no longer met the requirements of SFAS No. 71. Accordingly, regulatory assets and liabilities related to the electricity supply business were written off, ex-cept to the extent that future cost recovery was provided for through the reg-ulated electricity delivery business. A new regulatory asset, "Recoverable stranded costs," was established to recognize amounts to be collected from regulated delivery customers for stranded costs which resulted from deregula-tion of the electricity supply business.

  The table below displays the regulatory assets and liabilities as of Decem-ber 31, 1999 and December 31, 1998.

                                                     December 31, December 31,
Regulatory Assets (Liabilities)                          1999         1998
-------------------------------                      ------------ ------------
                                                       (Millions of Dollars)
Recoverable stranded costs..........................    $ 41.8           --
Deferred recoverable income taxes...................      72.0       $ 82.2
Deferred debt refinancing costs.....................       7.5         16.2
Deferred energy supply costs........................       8.6         (0.4)
Deferred costs for nuclear
 decommissioning/decontamination....................        --          5.7
Deferred demand-side management costs...............       4.1          5.6
Other...............................................       2.7          9.8
                                                        ------       ------
Total...............................................    $136.7       $119.1
                                                        ======       ======

  Recoverable Stranded Costs: Represents amounts to be collected from regu-lated delivery customers (net of amounts which have been amortized to expense) for stranded costs which resulted from deregulation of the electricity supply business.

  Deferred Recoverable Income Taxes: Represents the portion of deferred income tax liabilities applicable to DPL's utility operations that has not been re-flected in current customer rates for which future recovery is probable. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized. Due to discontinuing the application of SFAS No. 71 to the electricity supply business, the portion of deferred recoverable income taxes attributable to the electricity supply business of DPL was written off in 1999.

  Deferred Debt Refinancing Costs: See "Deferred Debt Refinancing Costs" in
Note 1 to the Consolidated Financial Statements.

  Deferred Energy Supply Costs: See "Energy Supply Costs" in Note 1 to the Consolidated Financial Statements.

  Deferred Costs for Nuclear Decommissioning/Decontamination: This regulatory asset was written off in 1999 due to discontinuing the application of SFAS No. 71 to DPL's electricity supply business.

  Deferred Demand-Side Management Costs: Represents deferred costs of programs that allow DPL to reduce the peak demand for power. These costs are being re-covered over 4 years.

NOTE 14. COMMON STOCKHOLDER'S EQUITY

  The public holders of DPL's common stock prior to the Merger exchanged each share of DPL's common stock for one share of Conectiv common stock. Effective with the Merger, Conectiv owns all 1,000 outstanding shares of DPL's common stock ($2.25 par value per share). See Note 4 to the Consolidated Financial Statements for additional information concerning the Merger. Also see the Statement of Changes in Common Stockholder's Equity for information about changes in common stock during 1999, 1998, and 1997.

  DPL's certificate of incorporation requires payment of all preferred divi-dends in arrears (if any) prior to payment of common dividends to Conectiv, and has certain other limitations on the payment of common dividends.

  As a subsidiary of a registered holding company under PUHCA, DPL can pay dividends only to the extent of its retained earnings unless SEC approval is obtained.

NOTE 15. PREFERRED STOCK AND PREFERRED SECURITIES OF A SUBSIDIARY TRUST

  DPL has $1, $25, and $100 par value per share preferred stock for which 10,000,000, 3,000,000, and 1,800,000 shares are authorized, respectively. Div-idends on DPL preferred stock are cumulative. No shares of the $1 par value per share preferred stock are outstanding. Shares outstanding for each series of the $25 and $100 par value per share preferred stock are listed below under "Preferred Stock Not Subject to Mandatory Redemption."

Preferred Stock Not Subject to Mandatory Redemption

                                    Shares Outstanding          Amount
                                    ------------------- -----------------------
                       Current
     Series        Redemption Price   1999      1998       1999        1998
     ------        ---------------- --------- --------- ----------- -----------
                                                        (Dollars in Thousands)
$25 per share par
 value 7 3/4%             (1)         316,500   316,500 $     7,913 $     7,913
$100 per share
 par value 3.70%-
 5%                $103.00-$105.00    181,698   181,698      18,170      18,170
6 3/4%                    (2)          35,000    35,000       3,500       3,500
Adjustable
 rate(3)                 $100         151,200   151,200      15,120      15,120
Auction rate(4)          $100         450,000   450,000      45,000      45,000
                                                        ----------- -----------
                                                        $    89,703 $    89,703
                                                        =========== ===========

--------
(1) Redeemable beginning September 30, 2002, at $25 per share.
(2) Redeemable beginning November 1, 2003, at $100 per share.
(3) Average dividend rates were 5.5 % during 1999 and 1998.
(4) Average dividend rates were 4.3 % during 1999 and 4.2% during 1998.

Preferred Securities of Subsidiary Trust Subject to Mandatory Redemption

  DPL has established a wholly-owned subsidiary trust for the purposes of is-suing common and preferred trust securities and holding Junior Subordinated Debentures (the Debentures) issued by DPL. The trust's only assets are the De-bentures it holds. The trust uses interest payments received on the Debentures it holds to make cash distributions on the trust securities. As of December 31, 1999 and 1998, the trust had $70 million of 8.125% Cumulative Trust Pre-ferred Capital Securities outstanding, representing 2,800,000 trust preferred securities with a stated liquidation value of $25 per security.

  DPL's obligations pursuant to the Debentures and guarantees of distributions with respect to the trust's preferred securities, to the extent the trust has funds available therefor, constitute full and unconditional guarantees of the obligations of the trust under the trust preferred securities the trust has issued. DPL owns all of the common securities of the trust, which constitute approximately 3% of the liquidation amount of the securities issued by the trust.

  For consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The trust preferred securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2036. The Debentures are subject to redemption, in whole or in part, at the option of DPL, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occur-rence of certain events.

NOTE 16. DEBT

  Substantially all utility property of DPL is subject to the liens of the Mortgages collateralizing DPL's First Mortgage Bonds.

  Maturities of long-term debt and sinking fund requirements during the next five years are as follows: 2000--$1.5 million; 2001--$2.3 million; 2002--$48.1 million; 2003--$92.3 million; 2004 $37.7 million.

  In May 1999, DPL repaid at maturity $30 million of 7.50% Medium Term Notes. In July 1999, the Delaware Economic Development Authority issued, on behalf of DPL, $33.33 million of Variable Rate Demand Bonds (VRDB) due on demand or at maturity in July 2024. The proceeds from the VRDB were used to refinance $22.33 million of 7.3% long-term debt in September 1999 and $11.0 million of 7.5% long-term debt in October 1999.

  Long-term debt outstanding as of December 31, 1999 and 1998 is presented be-low.

                                  Interest
                                    Rates        Due       1999        1998
                                 -----------  --------- ----------  ----------
                                                             (Dollars in
                                                             Thousands)
First Mortgage Bonds...........     6.95%          2002 $   30,000  $   30,000
                                    6.40%          2003     90,000      90,000
                                 7.15%-8.15%  2011-2015     93,170     115,500
                                 5.90%-7.60%  2017-2021    152,200     163,200
                                 6.85%-8.50%  2022-2025    165,000     165,000
                                    6.05%          2032     15,000      15,000
Amortizing First Mortgage
 Bonds.........................     6.95%     2000-2008     22,962      24,149
                                                        ----------  ----------
Total First Mortgage Bonds.....                            568,332     602,849
                                                        ----------  ----------

Pollution Control Notes Series
 1976..........................  7.125%-7.25% 2000-2006      2,700       2,800
                                                        ----------  ----------

Medium Term Notes..............      7.5%          1999         --      30,000
                                 6.59%-9.29%       2002     16,000      16,000
                                    8.30%          2004     35,000      35,000
                                    6.94%          2005     10,000      10,000
                                    6.84%          2006     20,000      20,000
                                 7.06%-8.125%      2007     91,500      91,500
                                 7.54%-7.62%       2017     40,700      40,700
                                    6.81%          2018     33,000      33,000
                                 7.61%-9.950% 2019-2021     73,000      73,000
                                    7.720%         2027     30,000      30,000
                                                        ----------  ----------
                                                           349,200     379,200
                                                        ----------  ----------
Unamortized premium and
 discount, net.................                             (1,480)     (1,651)
Current maturities of long-term
 debt..........................                             (1,545)    (31,287)
                                                        ----------  ----------
Total long-term debt...........                            917,207     951,911
Variable Rate Demand Bonds(1)..                            104,830      71,500
                                                        ----------  ----------
Total long-term debt and
 Variable Rate Demand Bonds....                         $1,022,037  $1,023,411
                                                        ==========  ==========

--------
(1) The debt obligations of DPL included Variable Rate Demand Bonds (VRDB) in the amounts of $104.8 million and $71.5 million as of December 31, 1999 and 1998, respectively. The VRDB are classified as current liabilities be-cause the VRDB are due on demand by the bondholder. However, bonds submit-ted to DPL for purchase are remarketed by a remarketing agent on a best efforts basis. Management expects that bonds submitted for purchase will continue to be remarketed successfully due to the credit worthiness of DPL and the bonds' interest rates being set at market. DPL also may utilize one of the fixed rate/fixed term conversion options of the bonds. Thus, management considers the VRDB to be a source of long-term financing. The $104.8 million balance of VRDB outstanding as of December 31, 1999, ma-tures in 2017 ($26.0 million), 2024 ($33.33 million); 2028 ($15.5 million)
    and 2029 ($30.0 million). Average annual interest rates on the VRDB were 3.5% in 1999 and 3.5% in 1998.

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The year-end fair values of certain financial instruments are listed below. The fair values were based on quoted market prices of DPL's securities or se-curities with similar characteristics.

                                               1999               1998
                                         ----------------- -------------------
                                         Carrying   Fair   Carrying    Fair
                                          Amount   Value    Amount    Value
                                         -------- -------- -------- ----------
                                                (Dollars in Thousands)
Funds held by trustee................... $ 67,896 $ 67,896 $ 60,208 $   60,208
Preferred stock of subsidiaries subject
 to mandatory redemption................ $ 70,000 $ 60,200 $ 70,000 $   71,764
Long-term debt.......................... $917,207 $906,602 $951,911 $1,041,895

NOTE 18. LONG-TERM PURCHASED POWER CONTRACTS

  As of December 31, 1999, DPL's commitments under long-term purchased power contracts included 243 MW of capacity; and 100 MWH of firm electricity per hour. Historical information for power purchased under long-term contracts is presented below.

                                                            1999   1998   1997
                                                            -----  -----  -----
                                                               (Dollars in
                                                                Millions)
   Percent of system capacity..............................   7.3%   6.7%   6.4%
   Percent of energy output................................  18.4%  18.5%  12.1%
   Capacity charges........................................ $30.6  $38.8  $28.5
   Energy charges.......................................... $52.6  $57.7  $38.1

  Based on existing contracts as of December 31, 1999, DPL's future commit-ments for capacity and energy under long-term purchased power contracts are estimated to be $81.5 million in 2000; $84.4 million in 2001; $87.2 million in 2002; $90.1 million in 2003; and $93.2 million in 2004.

  The terms of DPL's power plant sale agreement discussed in Note 11 to the Consolidated Financial Statements provides for DPL to purchase from NRG Ener-gy, Inc. 500 megawatt-hours of firm electricity per hour from completion of the sale through December 31, 2005. DPL expects to use electricity purchased under this agreement and other purchased power agreements to fulfill its obli-gations in Delaware and Maryland as a default service provider. Recently, DPL entered into an agreement to purchase 350 MW of capacity and energy from PECO from March 2000 to February 2003. These planned power purchases are excluded from the commitments discussed above.

NOTE 19. LEASES

Nuclear Fuel

  The ownership interests of DPL in nuclear fuel at Peach Bottom and Salem are financed through nuclear fuel energy contracts, which are accounted for as capital leases. Payments under the contracts are based on the quantity of nu-clear fuel burned by the plants. The obligation of DPL under the contracts is generally the net book value of the nuclear fuel financed, which was $25.6 million, in total, as of December 31, 1999. As discussed in Note 11 to the Consolidated Financial Statements, under sales agreements for the nuclear power plants which are pending completion, the nuclear fuel is to be sold at its net book value, in conjunction with the sale of the plants.

Lease Commitments

  DPL leases an 11.9% interest in the Merrill Creek Reservoir. The lease is an operating lease and payments over the remaining lease term, which ends in 2032, are $167.6 million in aggregate. As discussed in Note 6 to the Consolidated Financial Statements, the net present value of water-supply capacity from the Merrill Creek Reservoir in excess of the requirements of DPL's electric generating plants was included in the extraordinary item in the third quarter of 1999. DPL also has long-term leases for certain other facili-ties and equipment. Minimum commitments as of December 31, 1999, under the Merrill Creek Reservoir lease and other lease agreements (excluding payments under the nuclear fuel energy contracts, which cannot be reasonably estimated) are as follows: 2000--$11.5 million; 2001--$11.5 million; 2002--$11.5 million;
2003--$13.6 million; 2004--$11.0 million; beyond 2004--$154.6 million; total--
$213.7 million. Approximately 78% of the minimum lease commitments shown above are payments due under the Merrill Creek Reservoir lease.

Rentals Charged To Operating Expenses

  The following amounts were charged to operating expenses for rental payments under both capital and operating leases.

                                                         1999    1998    1997
                                                        ------- ------- -------
                                                        (Dollars in Thousands)
   Interest on capital leases.......................... $ 1,161 $ 1,467 $ 1,548
   Amortization of capital leases......................  10,730   9,838   6,499
   Operating leases....................................  10,063  13,190  11,590
                                                        ------- ------- -------
                                                        $21,954 $24,495 $19,637
                                                        ======= ======= =======

NOTE 20. PENSION AND OTHER POSTRETIREMENT BENEFITS

  The employees of DPL and other Conectiv subsidiaries are provided pension benefits and other postretirement benefits under Conectiv benefit plans. The amounts shown below are for the benefit plans of Conectiv and include amounts for all covered employees of the Conectiv subsidiaries which elect to partici-pate in the benefit plans.

Assumptions

                                                            1999  1998  1997
                                                            ----  ----  ----
   Discount rates used to determine projected benefit
    obligation as of December 31........................... 7.75% 6.75% 7.00%
   Expected long-term rates of return on assets............ 9.00% 9.00% 9.00%
   Rates of increase in compensation levels................ 4.50% 4.50% 5.00%
   Health care cost trend rate on covered charges.......... 6.50% 7.00% 7.50%

  The health-care cost trend rate, or the expected rate of increase in health-care costs, is assumed to gradually decrease to 5.0% by 2002. Increasing the health-care cost trend rates of future years by one percentage point would in-crease Conectiv's total accumulated postretirement benefit obligation by $15.9 million and would increase Conectiv's total annual aggregate service and in-terest costs by $1.8 million. Decreasing the health-care cost trend rates of future years by one percentage point would decrease Conectiv's total accumu-lated postretirement benefit obligation by $14.0 million and would decrease Conectiv's total annual aggregate service and interest costs by $1.6 million.

  The following schedules reconcile the beginning and ending balances of the pension and other postretirement benefit obligations and related plan assets for Conectiv. Other postretirement benefits include medical benefits for re-tirees and their spouses and retiree life insurance.

Change in Conectiv's Benefit Obligation

                                                                 Other
                                                             Postretirement
                                      Pension Benefits          Benefits
                                     --------------------  -------------------
                                        1999       1998      1999      1998
                                     ----------  --------  --------  ---------
                                             (Dollars in Thousands)
Benefit obligation at beginning of
 year..............................  $  748,689  $515,590  $232,374  $  80,500
Merger with Atlantic...............          --   316,700        --    125,300
Service cost.......................      20,288    20,193     5,282      5,828
Interest cost......................      51,442    51,721    13,839     15,105
Plan participants' contributions...          --        --       500        497
Plan amendments....................          --   (21,392)       --         --
Actuarial (gain) loss..............     (75,244)   59,046   (43,861)    (2,863)
Special termination benefits.......          --    59,610        --      2,682
Curtailment (gain) loss............          --   (10,256)       --      6,614
Settlement (gain) loss.............          --   (45,291)       --      6,457
Benefits paid......................     (64,671) (197,232)   (9,436)    (7,746)
Other..............................      (7,409)       --    (4,667)        --
                                     ----------  --------  --------  ---------
Benefit obligation at end of year..  $  673,095  $748,689  $194,031  $ 232,374
                                     ==========  ========  ========  =========

Change in Conectiv's Plan Assets

                                                                 Other
                                                             Postretirement
                                      Pension Benefits          Benefits
                                     --------------------  -------------------
                                        1999       1998      1999      1998
                                     ----------  --------  --------  ---------
                                             (Dollars in Thousands)
Fair value of assets at beginning
 of year...........................  $  951,474  $771,257  $ 95,164  $  48,591
Merger with Atlantic...............          --   260,200        --     19,700
Actual return on plan assets.......     138,450   117,249    13,494      6,263
Employer contributions.............          --        --    25,017     27,859
Plan participant contributions.....          --        --       500        497
Benefits paid......................     (64,671) (197,232)   (9,436)    (7,746)
Other..............................      (7,409)       --    (4,667)        --
                                     ----------  --------  --------  ---------
Fair value of assets at end of
 year..............................  $1,017,844  $951,474  $120,072  $  95,164
                                     ==========  ========  ========  =========

Reconciliation of Funded Status of Conectiv's Plans

                                                                 Other
                                                             Postretirement
                                      Pension Benefits          Benefits
                                     --------------------  -------------------
                                        1999       1998      1999      1998
                                     ----------  --------  --------  ---------
                                             (Dollars in Thousands)
Funded status at end of year.......  $  344,749  $202,785  $(73,959) $(137,210)
Unrecognized net actuarial (gain)..    (300,864) (173,243)  (63,286)    (9,094)
Unrecognized prior service cost....       4,129     2,361       198        248
Unrecognized net transition (asset)
 obligation........................     (13,009)  (15,773)   40,659     43,787
                                     ----------  --------  --------  ---------
Net amount recognized at end of
 year *............................  $   35,005  $ 16,130  $(96,388) $(102,269)
                                     ==========  ========  ========  =========
* Portion applicable to DPL........  $  120,052  $ 88,389  $  9,910  $   5,963
                                     ==========  ========  ========  =========

  Based on fair values as of December 31, 1999, Conectiv's pension plan assets were comprised of publicly traded equity securities ($723.5 million or 71.1%) and fixed income obligations ($294.3 million or 28.9%). Based on fair values as of December 31, 1999, Conectiv's other postretirement benefit plan assets included equity securities ($74.8 million or 62.3%) and fixed income obliga-tions ($45.3 million or 37.3%).

Components of Conectiv's Net Periodic Benefit Cost

                                                         Other Postretirement
                               Pension Benefits                Benefits
                          ----------------------------  ------------------------
                            1999      1998      1997     1999     1998     1997
                          --------  --------  --------  -------  -------  ------
                                       (Dollars in Thousands)
Service cost............  $ 20,288  $ 18,933  $ 12,779  $ 5,282  $ 5,221  $2,393
Interest cost...........    51,442    48,291    34,173   13,839   13,636   5,547
Expected return on
 assets.................   (83,999)  (81,259)  (60,020)  (6,769)  (4,845) (2,580)
Amortization of:
  Transition obligation
   (asset)..............    (2,764)   (2,764)   (3,314)   3,128    3,244   3,617
  Prior service cost....       406     1,911     2,035       49       50      53
  Actuarial (gain)......    (4,248)   (9,165)   (7,814)  (1,059)    (567)   (712)
                          --------  --------  --------  -------  -------  ------
Benefit cost before
 items below............   (18,875)  (24,053)  (22,161)  14,470   16,739   8,318
Special termination
 benefits...............        --    59,610        --       --    2,682      --
Curtailment (gain)
 loss...................        --   (10,256)       --       --    6,614      --
Settlement (gain) loss..        --   (45,291)       --       --    6,457      --
                          --------  --------  --------  -------  -------  ------
Total net periodic
 benefit cost *.........  $(18,875) $(19,990) $(22,161) $14,470  $32,492  $8,318
                          ========  ========  ========  =======  =======  ======
* Portion applicable to
 DPL....................  $(31,663) $(34,708) $(22,161) $ 5,893  $15,088  $8,318
                          ========  ========  ========  =======  =======  ======
DPL portion of net
 periodic benefit cost
 included in results of
 operations.............  $(23,747) $(26,996) $(16,621) $ 4,420  $14,368  $6,239
                          ========  ========  ========  =======  =======  ======

  The special termination benefits and curtailment and settlement gains and losses shown above for 1998 resulted from Merger-related employee separation programs primarily for DPL and ACE employees. The costs of pension benefits and other postretirement benefits included in DPL's 1998 results of operations include a $4.2 million credit and a $7.9 million charge, respectively, for the net effects of the special termination benefits and curtailment and settlement gains and losses attributed to DPL's employees.

  Conectiv also maintains 401(k) savings plans for covered employees. Conectiv contributes to the plan, in the form of Conectiv stock, at varying levels up to $0.50 for each dollar contributed by employees, up to 6% of employee base pay. The amount expensed for DPL's share of the 401(k) savings plan was $1.4 million in 1999, $2.7 million in 1998, and $3.0 million in 1997.

NOTE 21. COMMITMENTS AND CONTINGENCIES

Commitments

  DPL's expected capital expenditures are estimated to be approximately $110 million to $120 million in 2000.

  See Note 18 to the Consolidated Financial Statements for commitments related to long-term purchased power contracts and Note 19 to the Consolidated Finan-cial Statements for commitments related to leases.

Environmental Matters

  DPL is subject to regulation with respect to the environmental effect of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. DPL is cur-rently a potentially responsible party at three federal superfund sites. At one of these sites, DPL has resolved its liability for clean up costs through a de minimis settlement with the government. At this site, DPL may be liable for a claim by the state or federal government for natural resource damages. DPL also is alleged to be a third-party contributor at three other federal superfund sites. DPL also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. Also, the Delaware Department of Natural Resources and Envi-ronmental Control notified DPL in 1998 that it is a potentially responsible party liable for clean-up of the Wilmington Public Works Yard as a former owner of the property.

  In December 1999, DPL discovered an oil leak at the Indian River power plant. DPL took action to determine the source of the leak and cap it, contain the oil to minimize impact to a nearby waterway and began recovering oil from the soil. DPL is in the process of determining the extent of the leak, design-ing an oil recovery/remediation system, and estimating the costs to remediate the site. DPL is working together with regulatory agencies and may be subject to monetary penalties. Management cannot predict the outcome of this matter.

  There is $2 million included in DPL's current liabilities as of December 31, 1999, and December 31, 1998, for clean-up and other potential costs related to these sites. DPL does not expect such future costs to have a material effect on DPL's financial position or results of operations.

Nuclear Insurance

  In conjunction with DPL's ownership interests in Peach Bottom and Salem, DPL could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), they could be assessed up to $26.3 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

  The co-owners of Peach Bottom and Salem maintain property insurance coverage of approximately $2.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. In addition, DPL is a member of an industry mutual insurance company, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. Under these coverages, DPL is subject to po-tential retrospective loss experience assessments of up to $3.4 million on an aggregate basis.

NOTE 22. BUSINESS SEGMENTS

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

NOTE 23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The quarterly data presented below reflect all adjustments necessary in the opinion of management for a fair presentation of the interim results. Quar-terly data normally vary seasonally because of temperature variations, differ-ences between summer and winter rates, the timing of rate orders, and the scheduled downtime and maintenance of electric generating units.

                                                  1999
                             -------------------------------------------------
                              First     Second    Third     Fourth
                             Quarter   Quarter   Quarter   Quarter    Total
                             --------  -------- ---------  -------- ----------
                                         (Dollars in Thousands)
Operating Revenues.........  $619,707  $450,802 $ 609,270  $555,744 $2,235,523
Operating Income...........    77,210    61,546   117,353    58,152    314,261
Income Before Extraordinary
 Item......................    35,614    24,593    58,888    23,084    142,179
Extraordinary Item (1).....        --        --  (253,622)       --   (253,622)
Net Income/(Loss)..........    35,614    24,593  (194,734)   23,084   (111,443)
Earnings (Loss) Applicable
 to Common Stock...........    34,541    23,674  (195,993)   21,895   (115,883)
--------
(1) For information concerning the extraordinary item recorded in the third quarter of 1999, see Note 6 to the Consolidated Financial Statements.

  As discussed in Note 5 to the Consolidated Financial Statements, special charges were recorded in the third quarter of 1999 primarily for costs of em-ployee separations and certain other non-recurring items. These special charges decreased operating income by $10.5 million and net income by $6.4 million.

                                                  1998
                             -------------------------------------------------
                              First     Second    Third     Fourth
                             Quarter   Quarter   Quarter   Quarter    Total
                             --------  -------- ---------  -------- ----------
                                         (Dollars in Thousands)
Operating Revenues.........  $416,110  $362,378 $ 598,888  $528,367 $1,905,743
Operating Income...........    13,089    78,337   129,076    44,925    265,427
Net Income/(Loss)..........    (4,856)   33,075    66,737    17,454    112,410
Earnings (Loss) Applicable
 to Common Stock...........    (5,942)   31,989    65,650    16,361    108,058

  As discussed in Note 5 to the Consolidated Financial Statements, special charges for the cost of DPL employee separations associated with the Merger-related workforce reduction and other Merger-related costs were recorded in 1998. These special charges caused (1) operating income and net income to de-crease by $40.3 million and $24.4 million, respectively, in the first quarter of 1998, and (2) operating income and net income to increase by $14.3 million and $8.6 million, respectively, in the second quarter of 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Directors                 Business Experience during Past 5 Years
             ---------                 ---------------------------------------
As of December 31, 1999
Howard E. Cosgrove, 56.............. Elected 1998 as Chairman of the Board and
 Chairman of the Board               Chief Executive Officer of Conectiv,
                                     Delmarva Power & Light Company, and
                                     Atlantic City Electric Company. Elected
                                     1992 as Chairman of the Board, President
                                     and Chief Executive Officer and Director of
                                     Delmarva Power & Light Company.

Thomas S. Shaw, 52.................. Elected 1998 as Executive Vice President of
 Director                            Conectiv, and Executive Vice President and
                                     Director of Delmarva Power & Light Company
                                     and Atlantic City Electric Company. Elected
                                     1992 as Senior Vice President of Delmarva
                                     Power & Light Company.

Barry R. Elson, 58.................. Elected 1998 as Executive Vice President of
 Director                            Conectiv, and Executive Vice President and
                                     Director of Delmarva Power & Light Company
                                     and Atlantic City Electric Company. Elected
                                     1997 as Executive Vice President, Delmarva
                                     Power & Light Company. Executive Vice
                                     President, Cox Communications, Inc.,
                                     Atlanta, Georgia, from 1995 to 1996. Senior
                                     Vice President, Cox Enterprises/Cox
                                     Communications, Inc., Atlanta, Georgia,
                                     from 1984 to 1995.

John C. van Roden, 50............... Elected 1998 as Senior Vice President and
 Director                            Chief Financial Officer of Conectiv,
                                     Delmarva Power & Light Company, and
                                     Atlantic City Electric Company and Director
                                     of Delmarva Power & Light Company and
                                     Atlantic City Electric Company. Principal,
                                     Cook and Belier, Inc. in 1998. Senior Vice
                                     President/Chief Financial Officer and Vice
                                     President/Treasurer, Lukens, Inc. from 1987
                                     to 1998.

Barbara S. Graham, 51............... Elected 1999 as Senior Vice President of
 Director                            Conectiv, Delmarva Power & Light Company,
                                     and Atlantic City Electric Company and
                                     Director of Delmarva Power & Light Company
                                     and Atlantic City Electric Company. Elected
                                     1998 as Senior Vice President and Chief
                                     Financial Officer of Conectiv, and Senior
                                     Vice President and Chief Financial Officer
                                     and Director of Delmarva Power & Light
                                     Company and Atlantic City Electric Company.
                                     Elected 1994 as Senior Vice President,
                                     Treasurer and Chief Financial Officer of
                                     Delmarva Power & Light Company.

Executives

Information about DPL's executive officers is included under Item 1.

                                     III-1

ITEM. 11 EXECUTIVE COMPENSATION

  As previously noted, DPL is a wholly owned electric utility subsidiary of Conectiv. The Chief Executive Officer and the four most highly compensated ex-ecutive officers of Conectiv maintain the same position at both DPL and ACE. In 1999, the salaries and other compensation awarded to the Chief Executive Officer and the four most highly compensated executive officers of DPL were paid by Conectiv for their service as executive officers of Conectiv, DPL and ACE. The following tables show information concerning the total compensation paid or awarded to DPL's Chief Executive Officer and each of the four most highly compensated executive officers for the fiscal year ended December 31, 1999.

Personnel & Compensation Committee Interlocks and Insider Participation

  The Personnel & Compensation Committee is comprised solely of non-employee Directors. Logical Business Solutions, which is owned by Mr. Emery's son-in-law, Paul Kleiman, had contracts with Conectiv Resource Partners, Inc., a subsidiary of Conectiv, with a gross value of $239,000 during 1999, for information technology consulting services. There are no other Personnel & Compensation Committee interlocks.

                            Executive Compensation
                      Table 1--Summary Compensation Table

                                                                          Long-term Compensation
                                                                     ---------------------------------
                                     Annual Compensation                    Awards           Payout
                         ------------------------------------------- --------------------- -----------
                                             Variable                Restricted Securities
Name and                                   Compensation Other Annual   Stock    Underlying    LTIP        All Other
Principal Position       Year (1)  Salary  (Bonus) (2)  Compensation Awards (3)  Options   Payouts (4) Compensation (5)
------------------       -------- -------- ------------ ------------ ---------- ---------- ----------- ----------------
H. E. Cosgrove,.........   1999   $600,000        --        --        $187,500    57,000         --        $18,204
 Chairman of the Board,    1998   $600,000   $150,000       --             --    360,000    $572,134       $12,329
 President and Chief
 Executive Officer
T. S. Shaw,.............   1999   $325,000        --        --        $291,500    26,000         --        $ 8,258
 Executive Vice            1998   $325,000   $ 78,000       --             --    170,000    $155,267       $ 9,478
 President
B. R. Elson,............   1999   $325,000        --        --        $259,000    26,000         --        $ 6,116
 Executive Vice            1998   $325,000   $ 78,000       --             --    170,000    $ 21,560       $ 4,074
 President
J. C. van Roden, Jr.,...   1999   $250,000        --        --             --    170,000         --        $ 8,342
 Senior Vice               1998   $ 17,686        --        --             --        --          --            --
 President/Chief
 Financial Officer (6)
B.S. Graham,............   1999   $250,000        --        --        $ 62,750    14,000         --        $ 7,504
 Senior Vice President     1998   $250,000   $ 50,200       --             --    170,000    $155,267       $ 5,308

--------
(1) The 1998 merger involving Atlantic Energy, Inc. and Delmarva Power & Light Company was effective as of March 1, 1998. Accordingly, except for Mr. van Roden, 1998 salary is shown as an annualized amount. Mr. van Roden joined Conectiv on November 30, 1998 and the 1998 salary shown is his actual sal-ary. Other 1998 items of compensation reflect full calendar 1998 compensa-tion received from Conectiv or Delmarva Power & Light Company.
(2) The 1999 bonus, which is an annual variable award, has not yet been deter-mined. The 1999 target award is 50% of salary for Mr. Cosgrove, 45% for Messrs. Elson and Shaw, 40% for Mr. van Roden and Mrs. Graham. For 1998, the dollar value of the bonus reported above has been reduced by the por-tion of the bonus deferred and reported above as a 1999 Restricted Stock Award as follows: H. E. Cosgrove ($300,000 bonus with $150,000 purchasing Restricted Stock Units ("RSU's"); T.S. Shaw ($156,000 bonus with $78,000 purchasing RSU's); B. R. Elson ($130,000 bonus with $52,000 purchasing RSU's); B. S. Graham ($100,400 bonus with $50,200 purchasing RSU's).

                                     III-2

(3) A mandatory 20% of the bonus (reported in this Table as "Variable Compen-sation") and any additional portion of the bonus that an executive elects to defer (up to an additional 30%) is deferred for at least three years under the Management Stock Purchase Program ("MSPP") and used to purchase RSU's at a 20% discount. The dollar value of RSU's deferred under MSPP in 1999 (inclusive of the discounted portion), based on the fair market value at the award date, was: H. E. Cosgrove ($187,500, of which $37,500 is the discount); T.S. Shaw ($97,500, of which $19,500 is the discount); B. R. Elson ($65,000, of which $13,000 is the discount); B. S. Graham ($62,750, of which $12,550 is the discount). In addition, Messrs. Shaw and Elson each received in 1999 an 8,000 share award of Restricted Stock valued at $194,000, based on a fair market value of $24.25 per share of Common Stock on the award date. One-half of the awards to Messrs. Shaw and Elson vest after three years, the balance after four years. Dividends accrue and are paid as the awards vest. The RSU awards do not vest in under three years but do accrue dividends. At the end of 1999, the number and value of the aggregate restricted stock holdings (including RSUs, PARs and special grants) of the individuals identified in the Summary Compensation Table was as follows: for Mr. Cosgrove, 28,298 restricted stock holdings valued at $475,757; for Mr. Shaw, 21,149 restricted stock holdings valued at $445,067; for Mr. Elson, 19,397 restricted stock holdings valued at $385,605; for Mr. van Roden, 3,000 restricted stock holdings valued at $50,438; and, for Mrs. Graham 9,779 restricted stock holdings valued at $164,410.
(4) During 1998 all restrictions lapsed on the performance-based restricted stock granted in 1995 and 1996 under the Delmarva LTIP due to the merger involving Delmarva and Atlantic Energy. Under the "change in control" provisions, the awards fully vested resulting in a payout to Mr. Cosgrove of 21,160 shares (11,570 for 1995 and 9,590 for 1996) valued at $454,940;
    to Mr. Shaw of 5,450 shares (2,870 for 1995 and 2,580 for 1996) valued at $117,175; and to Mrs. Graham of 5,540 shares (2,870 for 1995 and 2,580 for 1996) valued at $117,175. Shares were valued at $21.50 at the time of payout. Dividends on shares of restricted stock and dividend equivalents are accrued at the same rate as that paid to all holders of Common Stock. As of December 31, 1998, Mr. Cosgrove held 45,520 shares of restricted stock (35,520 for 1997 and 10,000 for 1998) and 30,000 Dividend Equivalent Units ("DEU's); Mr. Elson held 4,000 shares of restricted stock for 1998 and 10,000 DEU's; Mr. Shaw held 12,010 shares of restricted stock (8,010 for 1997 and 4,000 for 1998) and 10,000 DEU's; Mrs. Graham held 12,010 shares of restricted stock (8,010 for 1997 and 4,000 for 1998) and 10,000 DEU's. Holders of restricted stock are entitled to receive dividends as declared.
(5) "All Other Compensation" includes the following for fiscal year 1999: For Mr. Cosgrove, $3,000 in Company matching contributions to the Savings and Investment Plan, $15,000 in Company matching contributions to the Deferred Compensation Plan and $204 in term life insurance premiums paid by Conectiv. For Mr. Shaw, $3,104 in Company matching contributions to the Savings and Investment Plan, $4,950 in Company matching contribution to the Deferred Compensation Plan and $204 in term life insurance premiums paid by Conectiv. For Mrs. Graham, $4,800 in Company matching contributions to the Savings and Investment Plan, $2,500 in Company matching contributions to the Deferred Compensation Plan and $204 in term life insurance premiums paid by Conectiv. For Mr. Elson, $4,800 in Company matching contributions to the Savings and Investment Plan and $1,316 in term life insurance premiums paid by Conectiv. For Mr. van Roden, $4,800 in Company matching contributions to the Savings and Investment Plan, $2,814 in Company matching contributions to the Deferred Compensation Plan and $728 in term life insurance premiums paid by Conectiv.
(6) Mr. van Roden was elected Senior Vice President and Chief Financial Offi-cer as of January 4, 1999.

                                     III-3

                Table 2--Option Grants in Last Fiscal Year (1)

                         Number of     % of Total
                         Securities     Options
                         Underlying    Granted to  Exercise            Grant Date
                          Options     Employees in  Price   Expiration  Present
Name                     Granted(#)   Fiscal Year   ($/Sh)     Date    Value (4)
----                     ----------   ------------ -------- ---------- ----------
H. E. Cosgrove..........   57,000(2)       11%      $24.25    1/4/09    $114,969
B. R. Elson.............   26,000(2)        5%      $24.25    1/4/09    $ 52,442
T. S. Shaw..............   26,000(2)        5%      $24.25    1/4/09    $ 52,442
J. C. van Roden.........   20,000(2)        4%      $24.25    1/4/09    $ 40,340
                          150,000(3)       29%      $24.25    1/4/09    $178,050
B. S. Graham............   14,000(2)        3%      $24.25    1/4/09    $ 28,238

--------
(1) Currently, Conectiv does not grant stock appreciation rights.
(2) Denotes Nonqualified Stock Options ("NQSO's"). One-half vest and are exer-cisable at end of second year from date of grant. Second one-half vest and are exercisable at end of third year from date of grant.
(3) Denotes Performance Accelerated Stock Options ("PASO's") granted on a one-time basis. PASO's have a ten-year term and vest and are first exercisable nine and 1/2 years from date of grant without regard to stock price per-formance. Exercise date will accelerate for favorable stock price perfor-mance (i.e. first 1/3, second 1/3 and third 1/3 of PASO's vest after stock trades at $26, $28 or $30 per share, respectively, for ten consecutive trading days). PASO's must be held for three years from date of grant be-fore they can be exercised.
(4) Determined using the Black-Scholes model, incorporating the following ma-terial assumptions and adjustments: (a) exercise price of $24.25, equal to the Fair Market Value ("FMV") as of date of grant; (b) an option term of ten years; (c) risk-free rate of return of 5.6%; (d) volatility of 16.0% and (e) dividend yield of 6.4%. For valuation purposes, PASO's are valued as a premium-priced stock option as of the date of grant with an exercise price of $30 on a FMV of $24.25.

  Table 3--Aggregated Option Exercises in Last Fiscal Year and FY-End Option
                                    Values

                           Shares                 Number of Securities         Value of Unexercised
                          Acquired    Value      Underlying Unexercised      In-the-Money Options at
                             On      Realized    Options at FY-End (2)              FY End (1)
Name                     Exercise(#) ($) (1)  Exercisable/Unexercisable(#) Exercisable/Unexercisable($)
----                     ----------- -------- ---------------------------- ----------------------------
H. E. Cosgrove..........      --        --           14,400/417,000                   --/--
B. R. Elson.............      --        --               --/196,000                   --/--
T. S. Shaw..............      --        --               --/196,000                   --/--
J. C. van Roden.........      --        --               --/170,000                   --/--
B. S. Graham............      --        --               --/184,000                   --/--

--------
(1) The closing price for Conectiv Common Stock on the New York Stock Exchange on December 31, 1999 was $16.8125. Option value would be based on the dif-ference between grant price (i.e., closing price shown above) and exercise price, multiplied by the number of options exercised.
(2) 14,400 stock options of Mr. Cosgrove are currently exercisable. None of the remaining options may be exercised earlier than two years from date of grant for NQSO and nine and 1/2 years from date of grant for PASO's (sub-ject to accelerated vesting for certain levels of stock price perfor-mance).

                                     III-4

        Table 4--Long-Term Incentive Plans--Awards in Last Fiscal Year

                                      Number of Restricted    Performance Period
                                         Shares/Dividend       Until Maturation
Name                                 Equivalent Units(#) (1)    Or Payout (2)
----                                ------------------------- ------------------
H.E. Cosgrove...................... 8,500 shares/28,500 units       1/4/06
B. R. Elson........................ 4,000 shares/13,000 units       1/4/06
T. S. Shaw......................... 4,000 shares/13,000 units       1/4/06
J. C. van Roden.................... 3,000 shares/10,000 units       1/4/06
B. S. Graham.......................  2,500 shares/7,000 units       1/4/06

--------
(1) In addition, Mr. Cosgrove held 35,520 performance shares (valued at $597,180) and Mr. Shaw and Mrs. Graham each held 8,010 performance shares (valued at $134,668) from a 1997 award with a four-year performance cycle under the former Delmarva Power Long Term Incentive Plan. These are pre-existing awards reported in the 1999 Proxy Statement and valued in this Proxy Statement at the share price of Common Stock on December 31, 1999.
(2) Awards of Restricted Shares (Performance Accelerated Restricted Stock or "PARS") and Dividend Equivalent Units ("DEU's") were made to the five named executive officers on January 4, 1999. The payout of PARS may poten-tially be "performance accelerated". Restrictions may lapse and vesting may accelerate any time after 3 years (i.e., after January 4, 2002) upon achievement of pre-determined levels of total return to shareholders. Oth-erwise, restrictions lapse after 7 years (i.e., January 4, 2006), provided that at least a defined level of average, total return to shareholders is achieved. As of December 31, 1999, Mr. Cosgrove's 8,500 PARS were valued at $142,906, Messrs. Elson and Shaw's 4,000 PARS were valued at $67,250, Mr. van Roden's 3,000 PARS were valued at $50,438 and Mrs. Graham's 2,500 PARS were valued at $42,032. These values for PARS are based on the Decem-ber 31, 1999 closing price of $16.8125 per share of Common Stock. One DEU equals the regular quarterly dividend paid on one share of Conectiv Common Stock. The DEU's shown are payable in cash for eight quarters over a two year period ending with the DEU payable January 31, 2001. At that point, the 1999 DEU award lapses.

                                     III-5

                                 PENSION PLAN

  The Conectiv Retirement Plan includes the Cash Balance Pension Plan and grandfathered provisions relating to the Delmarva Retirement Plan and the At-lantic Retirement Plan that apply to employees who had either 20 years of service or were age 50 on the effective date of the Cash Balance Pension Plan (January 1, 1999). Certain executives whose benefits from the Conectiv Retire-ment Plan are limited by the application of federal tax laws also receive ben-efits from the Supplemental Executive Retirement Plan.

Cash Balance Pension Plan

  The named executive officers participate in the Conectiv Retirement Plan and earn benefits that generally become vested after five years of service. Annu-ally, a recordkeeping account in a participant's name is credited with an amount equal to a percentage of the participant's total pay, including base pay, over-time and bonuses, depending on the participant's age at the end of the plan year, as follows:

                                                                           % of
   Age at end of Plan Year                                                 Pay
   -----------------------                                                 ----
   Under 30...............................................................   5
   30 to 34...............................................................   6
   35 to 39...............................................................   7
   40 to 44...............................................................   8
   45 to 49...............................................................   9
   50 and over............................................................  10

  These accounts also receive interest credits based on average U.S. Treasury Bill rates for the year. In addition, certain annuity benefits earned by par-ticipants under the former Delmarva and Atlantic Retirement Plans are fully protected as of December 31, 1998, and were converted to an equivalent cash amount and included in each participant's initial cash balance account. When a participant terminates employment, the amount credited to his or her account is converted into an annuity or paid in a lump sum.

Supplemental Retirement Benefits

  Supplemental retirement benefits are provided to certain employees, includ-ing each executive officer, whose benefits under the Conectiv Retirement Plan are limited by type of compensation or amount under federal tax laws and regu-lations.

Estimated Retirement Benefits Payable to Named Executive Officers

  The following table shows the estimated retirement benefits, including sup-plemental retirement benefits under the plans applicable to the named execu-tive officers, which would be payable if he or she were to retire at normal retirement age (65), expressed in the form of a lump sum payment. Years of service credited to each named executive officer as of his or her normal re-tirement date are as follows: Mr. Cosgrove, 42; Ms. Graham, 30; Mr. Shaw, 40; Mr. Elson, 16 (8 of which are additional years of service for purposes of the supplemental retirement benefits), and Mr. van Roden, 15.

                                                          Year of
                                                            65th    Lump Sum
   Name                                                   Birthday   Value
   ----                                                   -------- ----------
   H. E. Cosgrove........................................   2008   $4,066,000
   B. S. Graham..........................................   2013    1,763,000(l)
   T. S. Shaw............................................   2012    2,289,000
   B. R. Elson...........................................   2006      957,000
   J. C. van Roden.......................................   2014      597,000(1)

                                     III-6

--------
(1) Amounts include (i) interest credits for cash balances projected to be 6.26% per annum on annual salary credits and prior service balances, if any, and (ii) accrued benefits as of December 31, 1999 under retirement plans then applicable to the named executive officer. Benefits are not subject to any offset for Social Security payments or other offset amounts and assume no future increases in base pay or total pay.

  Under the Conectiv Retirement Plan's grandfather provisions, employees who participated in the Delmarva or Atlantic Retirement Plans and who met certain age and service requirements as of December 31, 1998, will have retirement benefits for all years of service up to retirement calculated according to their original benefit formula. This benefit will be compared to the cash bal-ance account and the employee will receive whichever is greater. Estimated benefits are based on the Delmarva Retirement Plan for Messrs. Cosgrove, Shaw and Elson and the Cash Balance Pension Plan for Mrs. Graham (whose benefits under the Cash Balance Pension Plan exceed the benefits under the Delmarva Re-tirement Plan) and Mr. van Roden (who was not grandfathered into the Delmarva Retirement Plan). The amount of benefit under such grandfathering is illus-trated in the following table:

                           Delmarva Retirement Plan
                              PENSION PLAN TABLE
   Annual Retirement Benefits in Specified Remuneration and Years of Service
                                Classifications

Average Annual Earnings
for the 5 Consecutive
Years
of Earnings that result
in the
the Highest Average      15 Yrs.     20 Yrs.     25 Yrs.     30 Yrs.     35 Yrs.
-----------------------  --------    --------    --------    --------    --------
$300,000(1)............. $ 70,500    $ 94,000    $117,500    $141,000(2) $164,500(2)
 400,000(1).............   94,500     126,000     157,500(2)  189,000(2)  220,500(2)
 500,000(1).............  118,500     158,000(2)  197,500(2)  237,000(2)  276,500(2)
 600,000(1).............  142,500(2)  190,000(2)  237,500(2)  285,000(2)  332,500(2)
 700,000(1).............  166,500(2)  222,000(2)  277,500(2)  333,000(2)  388,500(2)
 800,000(1).............  190,500(2)  254,000(2)  317,500(2)  381,000(2)  444,500(2)

--------
(1) Effective January 1, 1999, annual compensation recognized may not exceed $160,000.
(2) For 1999, the annual limit on annual benefits is $130,000.

  Benefits are payable in the form of a 50% joint and surviving spouse annuity or lump sum. Earnings include base salary, overtime and bonus.

Change in Control Severance Agreements And Other Provisions Relating to Possible Change in Control

  Conectiv has entered into change in control severance agreements with Messrs. Cosgrove, Elson, Shaw, and van Roden and Mrs. Graham and one other se-nior executive. The agreements are intended to encourage the continued dedica-tion of Conectiv's senior management team. The agreements provide potential benefits for these executives upon actual or constructive termination of em-ployment (other than for cause) following a change in control of Conectiv, as defined in the agreements. Each affected executive would receive a severance payment equal to three times base salary and bonus, medical, dental, vision, group life and disability benefits paid by Conectiv for three years after ter-mination of employment, and a cash payment equal to the actuarial equivalent of accrued pension credits equal to 36 months of additional service.

  In the event of a change in control, the Variable Compensation Plan provides that outstanding options become exercisable in full immediately, all condi-tions to the vesting of PARS are deemed satisfied and shares will be fully vested and nonforfeitable, DEU's will become fully vested and be immediately payable, variable compensation deferred under the Management Stock Purchase Program will be immediately distributed, and payment of variable compensation, if any, for the current year will be decided by the Personnel & Compensation

                                     III-7

Committee. For the Deferred Compensation Plan, this Committee may decide, in the event of a change in control, to distribute all deferrals in cash immedi-ately or continue the deferral elections of participants, in which case Conectiv will fully fund a "springing rabbi trust" to satisfy the obligations. An independent institutional trustee will maintain any trust established by reason of this provision.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  All shares of DPL's common stock are owned by Conectiv, DPL's parent company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                     III-8

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents are filed as part of this report:

  1. Financial Statements

  The following financial statements are contained in Item 8 of Part II.

                                                                        Page No.
                                                                        --------
Report of Independent Accountants.....................................  II-17
Consolidated Statements of Income for the years ended December 31,
 1999, 1998 and 1997..................................................  II-18
Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998, and 1997.................................................  II-19
Consolidated Balance Sheets as of December 31, 1999 and 1998..........  II-20-21
Consolidated Statements of Changes in Common Stockholder's Equity for
 the years ended December 31, 1999, 1998, and 1997....................  II-22
Notes to Consolidated Financial Statements............................  II-23

  2. Financial Statement Schedules

  Schedule II, Valuation and Qualifying Accounts, is presented below for each of the three years in the period ended December 31, 1999. No other financial statement schedules have been filed since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or the notes thereto.

                Schedule II--Valuation and Qualifying Accounts
                   Years Ended December 31, 1999, 1998, 1997
                            (Dollars in thousands)

                              Column B      Column C       Column D   Column E
                              --------- ----------------- ----------  --------
                                            Additions
                                        -----------------
                               Balance  Charged  Charged              Balance
                                 at        to       to                   at
                              beginning cost and  other                end of
Description                   of period expenses accounts Deductions   period
-----------                   --------- -------- -------- ----------  --------
1999
Allowance for doubtful
 accounts....................   $648    $10,020   $1,000    $5,189(a)  $6,479
1998
Allowance for doubtful
 accounts....................    196      5,292       --     4,840(a)     648
1997
Allowance for doubtful
 accounts....................     --      3,344       --     3,148(a)     196

--------
(a) Accounts receivable written off.

  3. Exhibits

Exhibit
Number
------

2 Amended and Restated Agreement and Plan of Merger, dated as of Decem-ber 26, 1996, between DPL, Atlantic Energy, Inc., Conectiv, Inc. and DS Sub, Inc. (Filed with Registration Statement No. 333-18843.)

3-A Copy of the Restated Certificate and Articles of Incorporation effec-tive as of April 12, 1990. (Filed with Registration Statement No. 33-50453.)

3-B Copy of DPL's Certificate of Designation and Articles of Amendment es-tablishing the 7 3/4% Preferred Stock--$25 Par. (Filed with Registra-tion Statement No. 33-50453.)

3-C Copy of DPL's Certificate of Designation and Articles of Amendment es-tablishing the 6 3/4% Preferred Stock. (Filed with Registration State-ment No. 33-53855.)

3-D A copy of DPL's Certificate of Amendment of Restated Certificate and Articles of Incorporation, filed with the Delaware Secretary of State, effective as of June 7, 1996. (Filed with Registration No. 333-07281.)

3-E A copy of DPL's Articles of Amendment of Restated Certificate and Ar-ticles of Incorporation, filed with the Virginia State Corporation Commission, effective as of June 7, 1996. (Filed with Registration No. 333-07281.)

3-F A copy of DPL's Certificate and Articles of Amendment of Restated Cer-tificate and Articles of Incorporation, filed with the Delaware Secre-tary of State, effective as of March 2, 1998 (filed with DPL's Current Report on Form 8-K dated March 4, 1998; File No. 1-1405).

3-G A copy of DPL's Articles of Amendment of Restated Certificate and Ar-ticles of Incorporation, filed with the Virginia State Corporation Commission, effective as of March 2, 1998 (filed with DPL's Current Report on Form 8-K dated March 4, 1998; File No. 1-1405).

3-H Certificate of Merger of DS Sub, Inc., a Delaware Corporation with and into DPL, filed with the Delaware Secretary of State, effective as of March 1, 1998 (filed with DPL's Current Report on Form 8-K dated March 4, 1998; File No. 1-1405).

3-I Certificate of Merger of DS Sub, Inc., a Delaware Corporation with and into DPL, filed with the Virginia State Corporation Commission, effec-tive as of March 1, 1998 (filed with DPL's Current Report on Form 8-K dated March 4, 1998; File No. 1-1405).

3-J Copy of DPL's By-Laws as amended March 2, 1998 ( filed with DPL's Cur-rent Report on Form 8-K dated March 4, 1998; File No. 1-1405).

4-A Copy of the Mortgage and Deed of Trust of Delaware Power & Light Com-pany to the New York Trust Company, Trustee, (the Chase Manhattan Bank, successor Trustee) dated as of October 1, 1943 and copies of the First through Sixty-Eighth Supplemental Indentures thereto. (Filed with Registration Statement No. 33-1763.)

4-B Copy of the Sixty-Ninth Supplemental Indenture. (Filed with Registra-tion Statement No. 33-39756.)

4-C Copies of the Seventieth through Seventy-Fourth Supplemental Inden-tures. (Filed with Registration Statement No. 33-24955.)

4-D Copies of the Seventy-Fifth through the Seventy-Seventh Supplemental Indentures. (Filed with Registration Statement No. 33-39756.)

4-E Copies of the Seventy-Eighth and Seventy-Ninth Supplemental Inden-tures. (Filed with Registration Statement No. 33-46892.)

4-F Copy of the Eightieth Supplemental Indenture. (Filed with Registration Statement No. 33-49750.)

4-G Copy of the Eighty-First Supplemental Indenture. (Filed with Registra-tion Statement No. 33-57652.)

4-H Copy of the Eighty-Second Supplemental Indenture. (Filed with Regis-tration Statement No. 33-63582.)

4-I Copy of the Eighty-Third Supplemental Indenture. (Filed with Registra-tion Statement No. 33-50453.)

4-J Copies of the Eighty-Fourth through Eighty-Eighth Supplemental Inden-tures. (Filed with Registration Statement No. 33-53855.)

4-K Copies of the Eighty-Ninth and Ninetieth Supplemental Indentures. (Filed with Registration Statement No. 333-00505.)

4-L A copy of the Indenture between DPL and The Chase Manhattan Bank (ul-timate successor to Manufacturers Hanover Trust Company), as Trustee, dated as of November 1, 1988. (Filed with Registration Statement No. 33-46892.)

4-M A copy of the Indenture (for Unsecured Subordinated Debt Securities relating to Trust Securities) between DPL and Wilmington Trust Compa-ny, as Trustee, dated as of October 1, 1996. (Filed with Registration Statement No. 333-20715.)

4-N A copy of the Officer's Certificate dated October 3, 1996, establish-ing the 8.125% Junior Subordinated Debentures, Series I, Due 2036. (Filed with Registration Statement No. 333-20715.)

4-O A copy of the Guarantee Agreement between DPL, as Guarantor, and Wil-mington Trust Company, as Trustee, dated as of October 1, 1996. (Filed with Registration Statement No. 333-20715.)

4-P A copy of the Amended and Restated Trust Agreement between DPL, as De-positor, and Wilmington Trust Company, Barbara S. Graham, Edric R. Ma-son and Donald P. Connelly, as Trustees, dated as of October 1, 1996. (Filed with Registration Statement No. 333-20715.)

4-Q A copy of the Agreement as to Expenses and Liabilities dated as of Oc-tober 1, 1996, between DPL and Delmarva Power Financing I. (Filed with Registration Statement No. 333-20715.)

10-A Copy of the Supplemental Executive Retirement Plan, revised as of Oc-tober 29, 1991. (Filed with Form 10-K for the year ended December 31, 1992, File No. 1-1405.)

10-B Copies of amendments to the Supplemental Executive Retirement Plan, effective June 15, 1994, and November 1, 1994. (Filed with Form 10-K for the year ended December 31, 1994, File No. 1-1405.)

10-C Copy of the Long Term Incentive Plan amended and restated as of Janu-ary 1, 1996. (Filed with Form 10-K for the year ended December 31, 1996, File No. 1-1405.)

10-D Copies of amendments to the Long Term Incentive Plan, effective Janu-ary 1, 1997, and January 30, 1997. (Filed with Form 10-K for the year ended December 31, 1996, File No. 1-1405.)

10-E Copy of the severance agreement with members of management. (Filed with Form 10-K for the year ended December 31, 1994, File No. 1-1405.)

10-F Copy of the current listing of members of management who have signed the severance agreement. (Filed with Form 10-K for the year ended De-cember 31, 1996, File No. 1-1405.)

10-G Copy of the Management Life Insurance Plan amended and restated as of January 1, 1992. (Filed with Form 10-K for the year ended December 31, 1996, File No. 1-1405.)

10-H Copy of the Deferred Compensation Plan, effective as of January 1, 1996. (Filed with the Form 10-K for the year ended December 31, 1995, File No. 1-1405.)

12-A    Ratio of earnings to fixed charges (filed herewith)

12-B Ratio of earnings to fixed charges and preferred dividends (filed herewith)

23      Consent of Independent Accountants (filed herewith)

27      Financial Data Schedule (filed herewith)

99      Pro Forma Financial Statements--Generation Asset Sale and Transfer

(b) Reports on Form 8-K

  The following Reports on Form 8-K were filed in the fourth quarter of 1999.

  On October 7, 1999, DPL filed a Report on Form 8-K dated September 30, 1999 reporting on Item 5, Other Events, and Item 7 (c), Exhibits.

  On October 26, 1999, DPL filed a Report on Form 8-K dated October 26, 1999 reporting on Item 5, Other Events.

                                  Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                          Delmarva Power & Light Company
                                           (Registrant)

                                                   /s/ John C. van Roden
                                          By: _________________________________
                                              (John C. van Roden, Senior Vice
                                               President and Chief Financial
                                                         Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities indicated, on March 29, 2000 .

              Signature                                 Title

       /s/ Howard E. Cosgrove                 Chairman of the Board,
_____________________________________          President and Chief Executive
        (Howard E. Cosgrove)                   Officer

        /s/ John C. van Roden                 Senior Vice President and
_____________________________________          Chief Financial Officer
         (John C. van Roden)

         /s/ James P. Lavin                   Controller and Chief
_____________________________________          Accounting Officer
          (James P. Lavin)

         /s/ Thomas S. Shaw                   Director
_____________________________________
          (Thomas S. Shaw)

         /s/ Barry R. Elson                   Director
_____________________________________
          (Barry R. Elson)

        /s/ Barbara S. Graham                 Director
_____________________________________
         (Barbara S. Graham)

                                 Exhibit Index


Exhibit
Number             Description
----------------   ---------------

12-A               Ratio of Earnings to Fixed Charges

12-B               Ratio of Earnings to Fixed Charges and Preferred Dividends

23                 Consent of Independent Accountants

27                 Financial Data Schedule

99                 Pro Forma Financial Statements - Generation Asset
                      Sale and Transfer