Form 10-Q
period 2000-03-31
DELMARVA POWER & LIGHT CO /DE/
filed 2000-05-12
CIK 27879

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


/X/    QUARTERLY   REPORT   PURSUANT   TO   SECTION  13  OR   15(d)  OF   THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

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

                               Table of Contents
                               -----------------





Part I.    Financial Information                                                     Page No.
                                                                                     --------
Item 1.      Financial Statements

             Consolidated Statements of Income for the three
             months ended March 31, 2000, and March 31, 1999...........                     1

             Consolidated Balance Sheets as of March 31, 2000,
             and December 31, 1999.....................................                   2-3

             Consolidated Statements of Cash Flows for the three months
             ended March 31, 2000, and March 31, 1999..................                     4

             Notes to Consolidated Financial Statements................                   5-7

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................                  8-12

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                    13

Part II.     Other Information

  Item 6.    Exhibits and Reports on Form 8-K..........................                    14

Signature..............................................................                    15



                        Part 1.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements


                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                       ---------------------------
                                                           2000          1999
                                                       -------------  ------------
OPERATING REVENUES
 Electric                                                $ 424,390      $323,211
 Gas                                                       270,537       290,991
 Other services                                             11,022         5,505
                                                       -------------  ------------
                                                           705,949       619,707
                                                       -------------  ------------
OPERATING EXPENSES
 Electric fuel and purchased energy and capacity           241,352       163,708
 Gas purchased                                             251,009       271,613
 Other services' cost of sales                               9,842         5,747
 Operation and maintenance                                  68,957        60,302
 Depreciation and amortization                              29,236        32,802
 Taxes other than income taxes                              10,942         8,325
                                                       -------------  ------------
                                                           611,338       542,497
                                                       -------------  ------------
OPERATING INCOME                                            94,611        77,210
                                                       -------------  ------------

OTHER INCOME                                                 1,612         3,312
                                                       -------------  ------------

INTEREST EXPENSE
 Interest charges                                           19,285        20,520
 Allowance for borrowed funds used during
  construction and capitalized interest                       (310)         (492)
                                                       -------------  ------------
                                                            18,975        20,028
                                                       -------------  ------------

PREFERRED DIVIDEND REQUIREMENT ON
 PREFERRED SECURITIES OF A SUBSIDIARY TRUST                  1,422         1,422
                                                       -------------  ------------

INCOME BEFORE INCOME TAXES                                  75,826        59,072

INCOME TAXES                                                28,633        23,458
                                                       -------------  ------------

NET INCOME                                                  47,193        35,614

DIVIDENDS ON PREFERRED STOCK                                 1,189         1,073
                                                       -------------  ------------

EARNINGS APPLICABLE TO COMMON STOCK                        $46,004      $ 34,541
                                                        ============   ===========



See accompanying Notes to Consolidated Financial Statements.




                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                  March 31,      December 31,
                                                                   2000             1999
                                                               --------------   --------------
ASSETS

Current Assets
   Cash and cash equivalents                                        $ 6,735            $ 648
   Accounts receivable, net of allowances
      of $7,006 and $6,479, respectively                            435,312          308,690
   Intercompany loan receivable                                      23,928           13,473
   Inventories, at average cost
      Fuel (coal, oil and gas)                                       37,964           45,686
      Materials and supplies                                         33,029           31,855
   Prepayments                                                        8,410           14,152
   Deferred energy supply costs                                       2,116            8,612
   Deferred income taxes, net                                         2,494           18,935
                                                               --------------   --------------
                                                                    549,988          442,051
                                                               --------------   --------------

Investments
   Funds held by trustee                                             68,203           67,896
   Other investments                                                  1,580            1,615
                                                               --------------   --------------
                                                                     69,783           69,511
                                                               --------------   --------------

Property, Plant and Equipment
   Electric generation                                            1,315,383        1,314,657
   Electric transmission and distribution                         1,406,588        1,398,574
   Gas transmission and distribution                                266,451          265,708
   Other electric and gas facilities                                201,966          202,953
   Other property, plant and equipment                                7,377            5,469
                                                               --------------   --------------
                                                                  3,197,765        3,187,361
   Less: Accumulated depreciation                                 1,459,136        1,434,597
                                                               --------------   --------------
   Net plant in service                                           1,738,629        1,752,764
   Construction work-in-progress                                     70,453           64,747
   Leased nuclear fuel, at amortized cost                            23,222           25,592
   Goodwill, net                                                     69,358           69,850
                                                               --------------   --------------
                                                                  1,901,662        1,912,953
                                                               --------------   --------------

Deferred Charges and Other Assets
   Recoverable stranded costs                                        39,217           41,775
   Deferred recoverable income taxes                                 71,897           71,986
   Prepaid employee benefits costs                                  141,001          129,962
   Unamortized debt expense                                          10,880           11,106
   Deferred debt refinancing costs                                    7,027            7,538
   Other                                                             17,050           17,903
                                                               --------------   --------------
                                                                    287,072          280,270
                                                               --------------   --------------
Total Assets                                                     $2,808,505       $2,704,785
                                                                =============    =============

        See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                 (Unaudited)


                                                                   March 31,      December 31,
                                                                     2000            1999
                                                                --------------  ---------------

CAPITALIZATION AND LIABILITIES

Current Liabilities
   Long-term debt due within one year                               $   1,545       $   1,545
   Variable rate demand bonds                                         104,830         104,830
   Accounts payable                                                   243,050         207,073
   Taxes accrued                                                       65,205          31,621
   Interest accrued                                                    22,720          20,160
   Dividends payable                                                    6,108           7,027
   Current capital lease obligation                                    12,498          12,495
   Above-market purchased energy contracts and
      other electric restructuring liabilities                         27,833          33,109
   Other                                                               29,956          26,226
                                                                --------------  ---------------
                                                                      513,745         444,086
                                                                --------------  ---------------

Deferred Credits and Other Liabilities
   Deferred income taxes, net                                         329,894         341,748
   Deferred investment tax credits                                     34,183          34,823
   Long-term capital lease obligation                                  11,778          14,175
   Above-market purchased energy contracts and
      other electric restructuring liabilities                         98,175         102,781
   Other                                                               30,061          14,079
                                                                --------------  ---------------
                                                                      504,091         507,606
                                                                --------------  ---------------

Capitalization
   Common stock, $2.25 par value;
     1,000,000 shares authorized; 1,000 shares outstanding                  2               2
   Additional paid-in-capital                                         528,893         528,893
   Retained earnings                                                  186,923         147,288
                                                                --------------  ---------------
       Total common stockholder's equity                              715,818         676,183
   Preferred stock not subject to mandatory redemption                 89,703          89,703
   Preferred securities of subsidiary trust subject to
       mandatory redemption                                            70,000          70,000
   Long-term debt                                                     915,148         917,207
                                                                --------------  ---------------
                                                                    1,790,669       1,753,093
                                                                --------------  ---------------

Commitments and Contingencies (Notes 3 and 5)

Total Capitalization and Liabilities                              $2,808,505     $ 2,704,785
                                                                ==============  ===============


         See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                  Three Months Ended
                                                                        March 31,
                                                               ------------------------
                                                                   2000        1999
                                                               ------------ -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $ 47,193      $35,614
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                 32,209       35,602
    Allowance for equity funds used during construction             (270)        (590)
    Deferred income taxes, net                                     4,675        4,457
    Investment tax credit adjustments, net                          (640)        (639)
    Net change in:
      Accounts receivable                                       (119,576)     (23,572)
      Inventories                                                  6,549       17,531
      Accounts payable                                            35,977      (23,949)
      Other current assets and liabilities (1)                    52,107       34,255
  Other, net                                                      (2,910)       2,648
                                                               ------------ -----------
  Net cash provided by operating activities                       55,314       81,357
                                                               ------------ -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Intercompany loan receivable                                   (10,454)        (800)
  Capital expenditures                                           (24,943)     (23,773)
  Deposits to nuclear decommissioning trust funds                   -          (1,068)
  Other, net                                                        (234)         279
                                                               ------------ -----------
  Net cash used by investing activities                          (35,631)     (25,362)
                                                               ------------ -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                           (6,708)     (23,649)
  Preferred dividends paid                                        (1,769)        (823)
  Long-term debt redeemed                                         (2,100)        -
  Principal portion of capital lease payments                     (2,973)      (2,800)
  Net change in short-term debt                                     -         (21,700)
  Cost of issuances and refinancings                                 (46)         (69)
                                                               ------------ -----------
  Net cash used by financing activities                          (13,596)     (49,041)
                                                               ------------ -----------
  Net change in cash and cash equivalents                          6,087        6,954
  Cash and cash equivalents at beginning of period                   648        1,761
                                                               ------------ -----------
  Cash and cash equivalents at end of period                      $6,735      $ 8,715
                                                               ============ ===========

  (1)  Other than debt and deferred income taxes classified as current.

         See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)


NOTE 1.  FINANCIAL STATEMENT PRESENTATION
-------  --------------------------------

The consolidated condensed interim financial statements contained herein include the accounts of Delmarva Power & Light Company (DPL) and its wholly-owned subsidiaries and reflect all adjustments necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures which would substantially duplicate the disclosures in DPL's 1999 Annual Report on Form 10-K have been omitted. Accordingly, DPL's consolidated condensed interim financial statements contained herein should be read in conjunction with DPL's 1999 Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q for additional relevant information.

Within the Consolidated Statements of Income, amounts previously reported for the three months ended March 31, 1999 as "Electric fuel and purchased power" and "Purchased electric capacity" have been combined and reported as "Electric fuel and purchased energy and capacity." Certain other reclassifications of prior period data have been made to conform with the current presentation.

NOTE 2.  PLANNED ASSET SALES
-------  -------------------

For information concerning agreements for the sale of the nuclear and non-strategic baseload fossil electric generating plants of DPL, see Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of DPL's 1999 Annual Report on Form 10-K.


NOTE 3.  LONG-TERM PURCHASED POWER CONTRACTS
-------  -----------------------------------

As of March 31, 2000, DPL's commitments under long-term purchased power contracts included 593 megawatts (MW) of capacity and 100 megawatt-hours of firm energy. Based on these contracts, DPL's commitments during the next five years for capacity and energy under long-term purchased power contracts are estimated to be $142.9 million in 2000; $157.5 million in 2001; $161.5 million in 2002;
$101.0 million in 2003; and $93.2 million in 2004.

As previously disclosed in Notes 1 and 11 to the Consolidated Financial Statements included in Item 8 of Part II of DPL's 1999 Annual Report on Form 10-K, the electric generating plants of DPL are expected to be divested during 2000 through sales to third parties and transfers to other Conectiv subsidiaries. Subsequent to this divestiture, DPL will supply electricity to its customers entirely with purchased power. In addition to the commitments for purchased power discussed above, DPL will purchase 500 megawatt-hours of firm electricity per hour from NRG Energy, Inc. beginning upon completion of the sale of DPL's non-strategic fossil-fired electric generating plants; the term of this purchased power agreement will extend through December 31, 2005.

NOTE 4.  DEBT
-------  ----

On February 1, 2000, DPL redeemed $2.1 million of 7 1/8% Pollution Control
Bonds.

On January 31, 2000, DPL arranged a $150 million revolving credit facility which expires January 31, 2003. The credit facility will provide liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and for general corporate purposes.


NOTE 5.  CONTINGENCIES
-------  --------------

Environmental Matters

DPL is subject to regulation with respect to the environmental effect of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. DPL is currently a potentially responsible party at three federal superfund sites. At one of these sites, DPL has resolved its liability for clean up costs through a de minimis settlement with the government. At this site, DPL may be liable for a claim by the state or federal government for natural resource damages. DPL also is alleged to be a third-party contributor at three other federal superfund sites. DPL also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. Also, the Delaware Department of Natural Resources and Environmental Control notified DPL in 1998 that it is a potentially responsible party liable for clean-up of the Wilmington Public Works Yard as a former owner of the property.

In December 1999, DPL discovered an oil leak at the Indian River power plant. DPL took action to determine the source of the leak and cap it, contain the oil to minimize impact to a nearby waterway and began recovering oil from the soil. DPL is in the process of determining the extent of the leak, designing an oil recovery/remediation system, and estimating the costs to remediate the site. DPL may be subject to monetary penalties for this leak. Management cannot predict the outcome of this matter.

There is $2 million included in DPL's current liabilities as of March 31, 2000 and December 31, 1999 for clean-up and other potential costs related to these sites. DPL does not expect such future costs to have a material effect on DPL's financial position or results of operations.

Nuclear Insurance

In conjunction with DPL's ownership interests in Peach Bottom Atomic Power Station (Peach Bottom) and Salem Nuclear Generating Station (Salem), DPL could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), DPL could be assessed up to $26.3 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

The co-owners of Peach Bottom and Salem maintain property insurance coverage of approximately $2.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. In addition, DPL is a member of an industry mutual insurance company, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. Under these coverages, DPL is subject to potential retrospective loss experience assessments of up to $3.4 million on an aggregate basis.


NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION
-------  ----------------------------------

                                          THREE MONTHS ENDED
                                              March 31,
                                              ----------
                                            2000      1999
                                           -------   -------
                                         (Dollars in thousands)
CASH PAID (RECEIVED) FOR:
 Interest, net of amounts capitalized      $15,591   $15,522
 Income taxes, net of refunds              $(7,663)  $    83

NOTE 7.  BUSINESS SEGMENTS
-------  -----------------

Conectiv's organizational structure and management reporting information are aligned with Conectiv's business segments, irrespective of the subsidiary, or subsidiaries, through which a business is conducted. Businesses are managed based on lines of business, not legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information") is available for DPL on a stand-alone basis.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "intend," "will," "anticipate," "estimate," "expect," "believe," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: the effects of deregulation of energy supply and the unbundling of delivery services; the ability to enter into purchased power agreements on terms acceptable to DPL; market demand and prices for energy, capacity, and fuel; weather variations affecting energy usage; operating performance of power plants; an increasingly competitive marketplace; results of any asset dispositions; sales retention and growth; federal and state regulatory actions; future litigation results; costs of construction; operating restrictions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. DPL undertakes no obligation to publicly update or revise any forward- looking statements, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made prior to the effective date of the Litigation Reform Act.

EARNINGS RESULTS SUMMARY
-------------------------

Earnings applicable to common stock were $46.0 million for the first quarter of 2000 in comparison to $34.5 million for the first quarter of 1999. The $11.5 million earnings increase was mainly due to additional gross margin (revenues net of related fuel and purchased power costs) from non-regulated electricity generation, trading and sales, partly offset by rate decreases for electric delivery customers and higher operation and maintenance costs. Earnings also benefited from lower depreciation and energy costs due to the effects of discontinuing the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) in the third quarter of 1999. The impact of DPL's electricity delivery customers choosing alternative electricity suppliers was minimized by (a) selling electricity generated by the deregulated power plants to other customers, and
(b) some customers selecting "Conectiv Energy" (the trade name under which DPL markets competitive retail energy) as their alternative electricity supplier.

PLANNED DIVESTITURE OF ELECTRIC GENERATING PLANTS
-------------------------------------------------

As previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) under "Deregulated Generation and Power Plant Divestiture" on page II-5 of DPL's 1999 Annual Report on Form 10-K, Conectiv is building mid-merit electric generating plants and is selling the nuclear and non-strategic baseload fossil electric generating plants of DPL.
The strategic electric generating plants of DPL which are being retained by Conectiv are expected to be transferred to another Conectiv subsidiary during mid-2000. In anticipation of this transaction, DPL has formed a new subsidiary, Conectiv Delmarva Generation Inc. (CDG). After the necessary regulatory approvals are obtained, management expects to transfer the following to CDG: (a) DPL's strategic electric generating plants (approximately 1,364 MW) and (b) 126 MW of non-strategic electric generating plants which are expected to be sold through a special purpose entity. After the electric generating plants are transferred to CDG, the ownership of CDG will be transferred to a Conectiv subsidiary that will hold subsidiaries engaged in non-regulated electricity production and sales, and energy trading and marketing. Also, the electricity and gas competitive energy activities currently conducted by DPL are expected to be phased out by DPL and assumed by another Conectiv subsidiary over the next six to twelve months.

By late-2000, the principal business of DPL is expected to be the transmission and distribution of energy as a result of the transfers and expected sales of electric generating plants, as well as the expected transfer of competitive energy activities from DPL to another Conectiv subsidiary. The businesses of DPL will also include supplying electricity to customers who do not choose an alternative electricity supplier (default service); power purchased by DPL will be the source of the electricity supplied to its default service customers.

DPL's exit from the businesses of electricity production and competitive energy activities is expected to cause a decrease in DPL's earnings capacity.

ELECTRIC REVENUES
-----------------

                                  Three Months Ended
                                       March 31,
                                  ------------------
                                     2000    1999
                                   ------  ------
                                 (Dollars in millions)
Regulated electric revenues        $265.2  $257.7
Non-regulated electric revenues     159.2    65.5
                                   ------  ------
Total electric revenues            $424.4  $323.2
                                   ======  ======

The table above shows the amounts of electric revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service area of DPL.

Regulated electric revenues increased by $7.5 million due a $9.1 million increase from higher volumes of electricity sold through the interchange, partly offset by a $1.6 million decrease in retail and other electric revenues. Decreases in retail electric revenues due to customers choosing alternative electricity suppliers and retail rate decreases for electric utility industry restructuring were largely offset by additional revenues from higher volumes of electricity delivered.

"Non-regulated electric revenues" result primarily from electricity trading activities, bulk sales of electricity including sales of output from deregulated electric generating plants, and competitive retail sales. DPL actively participates in the wholesale energy markets to support wholesale utility and competitive retail marketing activities. Energy market participation results in exposure to commodity market risk when, at times, net open energy commodity positions are created or allowed to continue. To the extent that DPL has net open positions, controls are in place that are intended to keep risk exposures within certain management-approved risk tolerance levels. For additional information concerning commodity market risk, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk," included herein.

Non-regulated electric revenues increased by $93.7 million, from $65.5 million for the first quarter of 1999 to $159.2 million for the first quarter of 2000. The $93.7 million increase was mainly due to higher wholesale sales of electricity generated by deregulated power plants, increased volumes of electricity traded, and higher competitive retail electricity sales. Deregulation of the electric generating plants, high plant availability, and lower load obligations due to some customers choosing alternative suppliers made more electricity output of electric generating plants available for sale in the non-regulated markets. Sales of competitive retail electricity increased due to increased marketing to large commercial and industrial customers outside DPL's service area and sales to the delivery customers of DPL who selected "Conectiv Energy" (trade name ) as their alternative electricity supplier.

GAS REVENUES
------------

                            Three Months Ended
                                  March 31,
                            ------------------
                                2000    1999
                               ------  ------
                           (Dollars in millions)
Regulated gas revenues        $ 44.9  $ 52.6
Non-regulated gas revenues     225.6   238.4
                              ------  ------
Total gas revenues            $270.5  $291.0
                              ======  ======

DPL earns gas revenues from on-system sales which generally are subject to price regulation, off-system trading and sales of natural gas which are not subject to price regulation, and from the transportation of gas for customers. The table above shows the amounts of gas revenues earned from sources which were subject to price regulation (Regulated) and which were not subject to price regulation (Non-regulated).

Regulated gas revenues decreased $7.7 million for the first quarter of 2000 in comparison to the first quarter of 1999. The decrease resulted from some commercial and industrial customers electing to buy gas from alternative suppliers. However, because DPL's gross margin (gas revenues less gas purchased) from supplying regulated gas customers is insignificant, the $7.7 million gas revenue decrease did not affect pre-tax profits.

Non-regulated gas revenues decreased $12.8 million due to lower volumes of gas traded, partly offset by increased competitive retail gas sales. Although non-regulated gas revenues decreased $12.8 million, the change in the gross margin earned from non-regulated gas revenues was insignificant.

OTHER SERVICES REVENUES
------------------------

Other services revenues increased by $5.5 million mainly due to the sale of oil inventory in conjunction with termination of a lease of a storage tank.

OPERATING EXPENSES
-------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" increased $77.6 million in the first quarter of 2000 primarily due to higher volumes of non-regulated electricity generated and purchased for resale, partly offset by lower costs due to the effects of discontinuing application of SFAS No. 71 to the electricity supply business of DPL.

Gas Purchased

Gas purchased decreased by $20.6 million in the first quarter of 2000 due to lower volumes of gas purchased for resale off-system and for supply of commercial and industrial customers in DPL's service area.

Other Services' Cost of Sales

Other services' cost of sales increased by $4.1 million in the first quarter of 2000 primarily due to the sale of oil inventory in conjunction with termination of a lease of a storage tank.

Operation and Maintenance Expenses

Operation and maintenance expenses increased by $8.7 million in the first quarter of 2000 primarily due to increases in the operating expenses of jointly-owned power plants and customer care expenses associated with electric and gas delivery customers.

Depreciation and amortization

Depreciation and amortization expenses decreased $3.6 million mainly due to the write-down in the third quarter of 1999 of the nuclear electric generating plants in connection with restructuring the electric utility industry in Delaware and Maryland. Amortization of "Recoverable stranded costs" partly offset the decrease from lower depreciation of power plants.

Taxes other than income taxes

Taxes other than income taxes increased $2.6 million primarily due to higher revenues from non-regulated electricity sales.

INCOME TAXES
------------

Income taxes increased $5.2 million mainly due to higher income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Due to $55.3 million of cash provided by operating activities, $35.6 million of cash used by investing activities, and $13.6 million of cash used by financing activities, cash and cash equivalents increased by $6.1 million during the first quarter of 2000.

The $55.3 million of net cash provided by operating activities for the first quarter of 2000 represented a $26.0 million decrease in comparison to cash flow from operations during the first quarter of 1999. This decrease was primarily due to slower collection of accounts receivable, partly offset by higher cash flow from gross margins realized on increased volumes of non-regulated electricity sales.

Excluding changes due to reclassifications, accounts receivable as of March 31, 2000 increased by $119.6 million in comparison to December 31, 1999. This increase reflects higher revenues and slower collections of accounts receivable caused by conversion to a new customer billing system in December 1999. Management expects that the average time period for collection of accounts receivable will decrease in future periods.

The $10.5 million use of cash in the first quarter of 2000 for "Intercompany loan receivable" represents DPL's investment in Conectiv's pool of funds that Conectiv subsidiaries borrow from or invest in, depending on their cash position.

Capital expenditures of $24.9 million for the first quarter of 2000 were primarily for electric transmission and distribution system upgrades.

Common dividends paid decreased to $6.7 million for the first quarter of 2000 from $23.6 million for the first quarter of 1999 due to lower payments to Conectiv.

On February 1, 2000, DPL redeemed $2.1 million of 7 1/8% Pollution Control
Bonds.

On January 31, 2000, DPL arranged a $150 million revolving credit facility which expires January 31, 2003. The credit facility will provide liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and for general corporate purposes.

DPL's capital structure including current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below as of March 31, 2000, and December 31, 1999.

                                                     March 31,   December 31,
                                                       2000           1999
                                                       ----           ----
Common stockholder's equity                            37.7%          36.4%
Preferred stock and preferred trust securities          8.4%           8.6%
Long-term debt, including current maturities
   and variable rate demand bonds                      53.9%          55.0%

DPL's ratio of earnings to fixed charges under the SEC Methods are shown below. See Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.



                                           12 Months
                                             Ended      Year Ended December 31,
                                           March 31,  ----------------------------
                                              2000    1999  1998  1997  1996  1995
                                              ----    ----  ----  ----  ----  ----
 Ratio of Earnings to
   Fixed Charges (SEC Method)                 3.87    3.65  2.92  2.83  3.33  3.54
 Ratio of Earnings to Fixed Charges and
  Preferred Dividends (SEC Method)            3.56    3.37  2.72  2.63  2.83  2.92


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on pages II-14 to II-15 of DPL's 1999 Annual Report on Form 10-K, DPL is subject to market risks, including interest rate risk, equity price risk, and commodity price risk. An update concerning DPL's commodity price risk is below.

DPL is exposed to the impact of market fluctuations in the price and transportation costs of natural gas, electricity, and petroleum products. DPL engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum and electricity). Some hedging activities are conducted using energy derivatives (futures, option, and swaps). The remainder of DPL's hedging activity is conducted by backing physical transactions with offsetting physical positions. The hedging objectives include the assurance of stable and known minimum cash flows and the fixing of favorable prices and margins when they become available. DPL also engages in energy commodity trading and arbitrage activities, which expose DPL to commodity market risk when, at times, DPL creates net open energy commodity positions or allows net open positions to continue. To the extent that DPL has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels.

DPL uses a value-at-risk model to assess the market risk of its electricity, gas, and petroleum commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. DPL estimates value-at-risk across its power, gas, and petroleum commodity business using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. DPL's calculated value-at-risk with respect to its commodity price exposure was approximately $15.7 million as of March 31, 2000, in comparison to $5.3 million as of December 31, 1999. The increase in value-at-risk was primarily due to increased hedging, with forward contracts, of the deregulated portion of the electricity output of DPL's power plants.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exhibits
---------

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27,  Financial Data Schedule

Reports on Form 8-K
--------------------

On January 31, 2000, DPL filed a Current Report on Form 8-K dated January 18, 2000 reporting on Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

On March 22, 2000, DPL filed a Current Report on Form 8-K dated March 22, 2000 reporting on Item 5, Other Events.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Delmarva Power & Light Company
                                   ------------------------------
                                         (Registrant)



Date:  May 12, 2000                /s/ John C. van Roden
       ------------                ---------------------
                                   John C. van Roden, Senior Vice President
                                   and Chief Financial Officer

                                 Exhibit Index




       Exhibit 12-A, Ratio of Earnings to Fixed Charges

       Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

       Exhibit 27,  Financial Data Schedule