Form 10-Q
period 2000-06-30
DELMARVA POWER & LIGHT CO /DE/
filed 2000-08-11
CIK 27879

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2000
                               -------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number     1-1405

                        Delmarva Power & Light Company
                        ------------------------------
            (Exact name of registrant as specified in its charter)

  Delaware and Virginia                                       51-0084283
--------------------------                                   ------------
 (States of incorporation)                                (I.R.S. Employer
                                                          Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware             19899
-----------------------------------------------------       ------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           302-429-3114
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

                               Table of Contents
                               -----------------

                                                                                      Page No.
                                                                                      --------
Part I.    Financial Information
  Item 1.    Financial Statements

             Consolidated Statements of Income for the three and six
             months ended June 30, 2000, and June 30, 1999.............                     1

             Consolidated Balance Sheets as of June 30, 2000,
             and December 31, 1999.....................................                   2-3

             Consolidated Statements of Cash Flows for the six months
             ended June 30, 2000, and June 30, 1999....................                     4

             Notes to Consolidated Financial Statements................                   5-8

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................                  9-15

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                    16

Part II.   Other Information

  Item 1.    Legal Proceedings.........................................                    17

  Item 5.    Other Information.........................................                    17

  Item 6.    Exhibits and Reports on Form 8-K..........................                    17

Signature..............................................................                    18


                         Part 1. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                              June 30,                        June 30,
                                                       ------------------------       ------------------------
                                                          2000            1999           2000          1999
                                                       ----------      ----------     ----------    ----------
OPERATING REVENUES
     Electric                                          $ 396,010    $   309,334    $   820,400    $   630,232
     Gas                                                 234,599        131,391        505,136        422,382
     Other services                                        5,505         10,077         16,527         17,895
                                                       ----------      ----------     ----------    ----------
                                                         636,114        450,802      1,342,063      1,070,509
                                                       ----------      ----------     ----------    ----------
OPERATING EXPENSES
     Electric fuel and purchased energy and capacity     232,962        149,578        474,314        313,286
     Gas purchased                                       227,517        119,199        478,526        390,812
     Other services' cost of sales                         4,153          7,470         13,995         15,529
     Operation and maintenance                            70,712         68,469        139,669        126,459
     Depreciation and amortization                        29,433         32,865         58,669         65,667
     Taxes other than income taxes                        10,961         11,675         21,903         20,000
                                                       ----------      ----------     ----------    ----------
                                                         575,738        389,256      1,187,076        931,753
                                                       ----------      ----------     ----------    ----------
OPERATING INCOME                                          60,376         61,546        154,987        138,756
                                                       ----------      ----------     ----------    ----------

OTHER INCOME                                               1,219            310          2,831          3,622
                                                       ----------      ----------     ----------    ----------
INTEREST EXPENSE
     Interest charges                                     19,406         19,822         38,691         40,342
     Allowance for borrowed funds used during
        construction and capitalized interest               (306)          (260)          (616)          (752)
                                                       ----------      ----------     ----------    ----------
                                                          19,100         19,562         38,075         39,590
                                                       ----------      ----------     ----------    ----------
PREFERRED DIVIDEND REQUIREMENT ON
     PREFERRED SECURITIES OF A SUBSIDIARY TRUST            1,422          1,422          2,844          2,844
                                                       ----------      ----------     ----------    ----------

INCOME BEFORE INCOME TAXES                                41,073         40,872        116,899         99,944

INCOME TAXES                                              15,761         16,279         44,394         39,737
                                                       ----------      ----------     ----------    ----------

NET INCOME                                                25,312         24,593         72,505         60,207

DIVIDENDS ON PREFERRED STOCK                               1,250            919          2,439          1,992
                                                       ----------      ----------     ----------    ----------

EARNINGS APPLICABLE TO COMMON STOCK                    $  24,062       $ 23,674       $ 70,066      $  58,215
                                                       ==========      ==========     ==========    ==========





See accompanying Notes to Consolidated Financial Statements.

                          DELMARVA POWER & LIGHT COMPANY
                          ------------------------------
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            June 30,             December 31,
                                                              2000                   1999
                                                       ------------------     ------------------
ASSETS

Current Assets
    Cash and cash equivalents                                 $   10,957             $      648
    Accounts receivable, net of allowances
        of $8,292 and $6,479, respectively                       374,246                308,690
    Intercompany loan receivable                                     403                 13,473
    Inventories, at average cost
        Fuel (coal, oil and gas)                                  46,173                 45,686
        Materials and supplies                                    33,175                 31,855
    Prepayments                                                   13,601                 14,152
    Deferred supply energy costs                                       -                  8,612
    Deferred income taxes, net                                     6,470                 18,935
                                                        ------------------     ------------------
                                                                 485,025                442,051
                                                        ------------------     ------------------
Investments
    Funds held by trustee                                         67,205                 67,896
    Other investments                                              1,462                  1,615
                                                         ------------------     ------------------
                                                                  68,667                 69,511
                                                         ------------------     ------------------
Property, Plant and Equipment
    Electric generation                                        1,313,061              1,314,657
    Electric transmission and distribution                     1,416,002              1,398,574
    Gas transmission and distribution                            267,744                265,708
    Other electric and gas facilities                            201,569                202,953
    Other property, plant and equipment                            7,900                  5,469
                                                       ------------------     ------------------
                                                               3,206,276              3,187,361
    Less: Accumulated depreciation                             1,483,438              1,434,597
                                                       ------------------     ------------------
    Net plant in service                                       1,722,838              1,752,764
    Construction work-in-progress                                 82,118                 64,747
    Leased nuclear fuel, at amortized cost                        20,733                 25,592
    Goodwill, net                                                 68,936                 69,850
                                                       ------------------     ------------------
                                                               1,894,625              1,912,953
                                                       ------------------     ------------------
Deferred Charges and Other Assets
    Recoverable stranded costs                                    36,659                 41,775
    Deferred recoverable income taxes                             71,897                 71,986
    Prepaid employee benefits costs                              146,162                129,962
    Unamortized debt expense                                      10,915                 11,106
    Deferred debt refinancing costs                                6,515                  7,538
    Other                                                         21,162                 17,903
                                                       ------------------     ------------------
                                                                 293,310                280,270
                                                       ------------------     ------------------
Total Assets                                                 $ 2,741,627            $ 2,704,785
                                                       ==================     ==================

See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             June 30,           December 31,
                                                                               2000                1999
                                                                          ---------------    ------------------
CAPITALIZATION AND LIABILITIES

Current Liabilities
     Short-term debt                                                             $ 8,295                   $ -
     Long-term debt due within one year                                            1,753                 1,545
     Variable rate demand bonds                                                  104,830               104,830
     Accounts payable                                                            184,635               207,073
     Taxes accrued                                                                37,496                31,621
     Interest accrued                                                             19,799                20,160
     Dividends payable                                                             5,554                 7,027
     Current capital lease obligation                                             12,502                12,495
     Deferred energy supply costs                                                  2,005                     -
     Above-market purchased energy contracts and
        other electric restructuring liabilities                                  26,371                33,109
     Other                                                                        26,142                26,226
                                                                          ---------------    ------------------
                                                                                 429,382               444,086
                                                                          ---------------    ------------------
Deferred Credits and Other Liabilities
     Deferred income taxes, net                                                  344,907               341,748
     Deferred investment tax credits                                              33,543                34,823
     Long-term capital lease obligation                                            9,263                14,175
     Above-market purchased energy contracts and
        other electric restructuring liabilities                                  93,741               102,781
     Other                                                                        23,666                14,079
                                                                          ---------------    ------------------
                                                                                 505,120               507,606
                                                                          ---------------    ------------------
Capitalization
     Common stock, $2.25 par value;
       1,000,000 shares authorized; 1,000 shares outstanding                           2                     2
     Additional paid-in-capital                                                  528,893               528,893
     Retained earnings                                                           204,991               147,288
                                                                          ---------------    ------------------
         Total common stockholder's equity                                       733,886               676,183
     Preferred stock not subject to mandatory redemption                          89,703                89,703
     Preferred securities of subsidiary trust subject to
         mandatory redemption                                                     70,000                70,000
     Long-term debt                                                              913,536               917,207
                                                                          ---------------    ------------------
                                                                               1,807,125             1,753,093
                                                                          ---------------    ------------------
Commitments and Contingencies (Note 5)                                                 -                     -
                                                                          ---------------    ------------------
Total Capitalization and Liabilities                                          $2,741,627           $ 2,704,785
                                                                          ===============    ==================


See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY
                         ------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                    June 30,
                                                                        --------------------------------
                                                                            2000               1999
                                                                        --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $ 72,505           $60,207
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                           64,406            70,829
       Deferred income taxes, net                                              15,712             4,347
       Investment tax credit adjustments, net                                  (1,280)           (1,280)
       Net change in:
           Accounts receivable                                                (57,510)           39,173
           Inventories                                                         (1,807)           11,673
           Accounts payable                                                   (24,352)          (45,556)
           Other current assets and liabilities (1)                            16,602             8,254
   Other, net                                                                 (21,314)            2,900
                                                                        --------------     -------------
   Net cash provided by operating activities                                   62,962           150,547
                                                                        --------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Intercompany loan receivable                                                13,070                 -
   Capital expenditures                                                       (53,796)          (46,065)
   Deposits to nuclear decommissioning trust funds                               (222)           (2,128)
   Proceeds from assets sold                                                    8,664                 -
   Other, net                                                                  (2,767)              (55)
                                                                        --------------     -------------
   Net cash used by investing activities                                      (35,051)          (48,248)
                                                                        --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Common dividends paid                                                      (13,077)          (47,298)
   Preferred dividends paid                                                    (3,199)           (1,856)
   Long-term debt redeemed                                                     (3,545)          (31,187)
   Principal portion of capital lease payments                                 (5,737)           (5,162)
   Net change in short-term debt                                                8,295            (9,700)
   Cost of issuances and refinancings                                            (339)               (1)
                                                                        --------------     -------------
   Net cash used by financing activities                                      (17,602)          (95,204)
                                                                        --------------     -------------
   Net change in cash and cash equivalents                                     10,309             7,095
   Cash and cash equivalents at beginning of period                               648             1,761
                                                                        --------------     -------------
   Cash and cash equivalents at end of period                                $ 10,957           $ 8,856
                                                                        ==============     =============

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

Within the Consolidated Statements of Income, amounts previously reported for the three and six months ended June 30, 1999 as "Electric fuel and purchased power" and "Purchased electric capacity" have been combined and reported as "Electric fuel and purchased energy and capacity." Certain other reclassifications of prior period data have been made to conform with the current presentation.

Note 2.  Divestiture of Electric Generating Plants
-------  -----------------------------------------

As previously disclosed in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of DPL's 1999 Annual Report on Form 10-K, Conectiv is building mid-merit electric generating plants and is selling the nuclear and non-strategic baseload fossil electric generating plants of DPL. Consummation of the sales of the nuclear and non-strategic baseload fossil electric generating plants is subject to the receipt of required regulatory approvals. The contracts for the sales of the electric generating plants of DPL generally require closing simultaneous with the sales of the electric generating plants of Atlantic City Electric Company, a subsidiary of Conectiv that operates in New Jersey. Although management had expected such sales to close during the third or fourth quarter of 2000, the current status of litigation relating to certain deregulation matters in New Jersey could result in a delay in such closings. Management cannot predict the outcome of such litigation, the timing of such outcome, and the effect on DPL's ability to consummate the sales of its electric generating plants.

Effective July 1, 2000, DPL contributed its (a) strategic electric generating plants (approximately 1,364 megawatts of capacity), (b) non-strategic electric generating plants (approximately 126 megawatts of capacity), which are expected to be sold through a special purpose entity, and (c) related transmission equipment, inventories, other assets and liabilities to a wholly-owned subsidiary (Conectiv Delmarva Generation - CDG). DPL then contributed CDG to Conectiv in conjunction with the formation of an energy-holding company by Conectiv, which is engaged in non-regulated electricity production and sales, and energy trading and marketing. The primary effects on DPL's balance sheet of the contribution to Conectiv were as follows: (a) property, plant and equipment decreased $350 million (primarily electric generating plants); (b) fuel inventories and other assets decreased $27 million; (c) deferred income taxes and investment tax credits decreased $61 million; and (d) the additional paid-in capital portion of common stockholder's equity decreased $316 million. Based on balances as of June 30, 2000 adjusted to reflect the effect of DPL's contribution to Conectiv on July 1, 2000 compared to actual balances as of June 30, 2000, DPL's capital structure, including short-term debt, long-term debt due within one year, and variable rate demand bonds, was affected as follows: (a) common stockholder's equity as a percent of total capitalization decreased to 26.1% from 38.2%, (b) total debt increased to 64.0% from 53.5%, and (c) preferred stock and preferred trust securities increased to 9.9% from 8.3%.

In addition to the transaction discussed above, the electricity and gas competitive energy activities currently conducted by DPL are being phased out by DPL and transferred to a subsidiary of Conectiv's energy-holding company.


Note 3.  Debt
-------  ----

DPL redeemed $2.1 million of 7 1/8% Pollution Control Bonds on February 1, 2000 and $1.4 million of 6.95% Amortizing First Mortgage Bonds on June 1, 2000.

On January 31, 2000, DPL arranged a $150 million revolving credit facility which expires January 31, 2003. The credit facility will provide liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and for general corporate purposes.


Note 4.  Subsequent Event--Debt Refinancing
-------  ----------------------------------

On behalf of DPL, the Delaware Economic Development Authority issued the bonds listed below on July 7, 2000, and loaned the proceeds to DPL. The bonds are not secured by a mortgage or security interest in property of DPL.

                                                                                    Maturity         Interest
Principal     Series                                                                  Date             Rate
---------     ------                                                               -----------      -------
($000)

$11,150       Exempt Facilities Refunding Revenue Bonds, Series 2000A             July 1, 2030      Variable (1)
 27,750       Exempt Facilities Refunding Revenue Bonds, Series 2000B             July 1, 2030      Variable (1)
 15,000       Pollution Control Refunding Revenue Bonds, Series 2000C             July 1, 2025 (2)      5.5%
 16,240       Pollution Control Refunding Revenue Bonds, Series 2000D             July 1, 2028 (2)      5.65%
-------
$70,140

(1) The bonds' interest rates are set by either auction or remarketing procedures for periods specified by DPL which may be daily, weekly or other periods, including long-term periods extending up to the bonds' maturity date. The initial interest rate period selected was a 35 day auction period. The bonds may be subject to optional redemption prior to maturity as provided for in the indenture for the bonds.

(2) The bonds are subject to mandatory tender on July 1, 2010. All or a portion of the tendered bonds may be redeemed and/or remarketed. After July 1, 2010, the bonds may bear interest at a variable rate or fixed rate and may be subject to optional redemption prior to maturity, as provided for in the indenture for the bonds.

The $70.14 million of proceeds DPL received related to issuance of the bonds listed above and additional cash will be used to redeem $70.17 million of bonds which are listed below and were called prior to maturity for redemption on September 1, 2000 and October 1, 2000, as indicated. The bonds were called at 101.5% to 102% of their principal amount.

                                                                                     Redemption         Interest
Principal     Series                                                                    Date              Rate
---------     ------                                                             -----------------      ------
($000)
$11,170       Exempt Facilities Revenue Bonds, Series 1985                       September 1, 2000         7.3
  9,000       Exempt Facilities Revenue Bonds, Series 1989                       October 1, 2000           7.5%
 35,000       Exempt Facilities Revenue Bonds, Series 1990A                      September 1, 2000         7.6%
 15,000       Pollution Control Refunding Revenue Bonds, Series 1990B            September 1, 2000         7.3%
-------
$70,170
-------

Note 5.  Contingencies
-------  -------------

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

In December 1999, DPL discovered an oil leak at the Indian River power plant. DPL took action to determine the source of the leak and cap it, contain the oil to minimize impact to a nearby waterway and recover oil from the soil. Costs incurred for this first phase of response are $2.2 million.

On June 14, 2000, the Secretary of the Delaware Department of Natural Resources and Environmental Control (DNREC) issued an order which required DPL to make a $350,000 payment to DNREC in connection with the oil leak at the Indian River power plant. Of the $350,000, $250,000 is a penalty. Under the terms of the order, DNREC will transfer the remaining $100,000 to the Center for Inland Bays to support the annual Environmental Projects Grant Program for improving the Inland Bays. DPL is currently negotiating a consent agreement with DNREC for clean-up of the area affected by the leak.

In the same order, DNREC contended that DPL did not comply with a condition of DNREC-issued construction permits for the installation of pollution control equipment at Indian River generating units 1 and 2. In resolving this enforcement action, DPL paid a $100,000 penalty.

There is $2 million included in DPL's current liabilities as of June 30, 2000 and December 31, 1999 for clean-up and other potential costs related to these sites. DPL does not expect such future costs to have a material effect on DPL's financial position or results of operations.

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


Note 6.  Supplemental Cash Flow Information
-------  ----------------------------------

                                                    Six Months Ended
                                                        June 30,
                                                 ----------------------
                                                   2000         1999
                                                 ----------   ---------
                                                 (Dollars in thousands)
Cash paid (received) for:
     Interest, net of amounts capitalized        $36,804        $39,527
     Income taxes, net of refunds                $27,087        $36,316


Note 7.  Business Segments
-------  -----------------

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

Earnings Results Summary
------------------------

Earnings applicable to common stock were $24.1 million for the second quarter of 2000 in comparison to $23.7 million for the second quarter of 1999. The $0.4 million earnings increase was mainly due to additional gross margin (revenues net of related fuel and purchased power costs) earned from non-regulated electricity generation, trading and sales. Earnings also benefited from lower purchased capacity and depreciation costs due to the effects of discontinuing the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) in the third quarter of 1999. These favorable earnings variances were largely offset by rate decreases for electric delivery customers and an unfavorable variance for supplying electricity to DPL's "default service" customers (customers who do not choose an alternative energy supplier). DPL no longer operates under energy adjustment clauses which had generally eliminated the effect of seasonal and other energy price fluctuations on costs expensed. DPL's fuel and purchased power costs for the second quarter of 1999 reflect a credit, due to the effect of last year's energy adjustment clauses.

Earnings applicable to common stock were $70.1 million for the six months ended June 30, 2000 in comparison to $58.2 million for the six months ended June 30, 1999. The $11.9 million earnings increase was mainly due to additional gross margin from non-regulated electricity generation, trading and sales, partly offset by rate decreases for electric delivery customers, higher operation and maintenance costs, and the unfavorable default service variance. Earnings also benefited from lower purchased capacity costs and depreciation expense due to the effects of discontinuing the application of SFAS No. 71 in the third quarter of 1999.

DPL's participation in energy markets results in exposure to commodity market risk. DPL has controls in place that are intended to keep risk exposures within certain management-approved risk tolerance levels. For additional information concerning commodity market risk, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk," included herein.


Divestiture of Electric Generating Plants
-----------------------------------------

As previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) under "Deregulated Generation and Power Plant Divestiture" on page II-5 of DPL's 1999 Annual Report on Form 10-K, Conectiv is building mid-merit electric generating plants and is selling the nuclear and non-strategic baseload fossil electric generating plants of DPL. Consummation of the sales of the nuclear and non-strategic baseload fossil electric generating plants is subject to the receipt of required regulatory approvals. The contracts for the sales of the electric generating plants of DPL generally require closing simultaneous with the sales of the electric generating plants of Atlantic City Electric Company, a subsidiary of Conectiv that operates in New Jersey. Although management had expected such sales to close during the third or fourth quarter of 2000, the current status of litigation relating to certain deregulation matters in New Jersey could result in a delay in such closings. Management cannot predict the outcome of such litigation, the timing of such outcome, and the effect on DPL's ability to consummate the sales of its electric generating plants.

Effective July 1, 2000, DPL contributed its (a) strategic electric generating plants (approximately 1,364 megawatts of capacity), (b) non-strategic electric generating plants (approximately 126 megawatts of capacity), which are expected to be sold through a special purpose entity, (c) and related transmission equipment, inventories, other assets and liabilities to a wholly-owned subsidiary (Conectiv Delmarva Generation - CDG). DPL then contributed CDG to Conectiv in conjunction with the formation of an energy-holding company by Conectiv, which is engaged in non-regulated electricity production and sales, and energy trading and marketing. The primary effects on DPL's balance sheet of the contribution to Conectiv were as follows: (a) property, plant and equipment decreased $350 million (primarily electric generating plants); (b) fuel inventories and other assets decreased $27 million; (c) deferred income taxes and investment tax credits decreased $61 million; and (d) the additional paid-in capital portion of common stockholder's equity decreased $316 million. Based on balances as of June 30, 2000 adjusted to reflect the effect of DPL's contribution to Conectiv on July 1, 2000 compared to actual balances as of June 30, 2000, DPL's capital structure, including short-term debt, long-term debt due within one year, and variable rate demand bonds, was affected as follows: (a) common stockholder's equity as a percent of total capitalization decreased to 26.1% from 38.2%, (b) total debt increased to 64.0% from 53.5%, and (c) preferred stock and preferred trust securities increased to 9.9% from 8.3%.

In addition to the transaction discussed above, the electricity and gas competitive energy activities currently conducted by DPL are being phased out by DPL and transferred to a subsidiary of Conectiv's energy-holding company. By late-2000, the principal business of DPL is expected to be the transmission and distribution of energy as a result of the transfers and expected sales of electric generating plants, as well as the expected transfer of competitive energy activities from DPL to another Conectiv subsidiary. The businesses of DPL will also include supplying electricity to customers who do not choose an alternative electricity supplier (default service). After DPL completes the sale of the nuclear and non-strategic baseload fossil electric generating plants, power purchased by DPL will be the source of the electricity supplied to its default service customers.

DPL's exit from the electricity production business and competitive energy activities is expected to cause a decrease in DPL's earnings capacity and a decrease in its common equity as a percent of total capitalization.

Virginia Electric Utility Industry Restructuring

On June 29, 2000, the Virginia State Corporation Commission issued an order that, among other things, approved DPL's plan for the functional separation of its generation from transmission and distribution and authorized the transfer of electric generating facilities and related assets to other Conectiv subsidiaries.


Electric Revenues
-----------------

                                            Three Months Ended          Six Months Ended
                                                 June 30,                   June 30,
                                          -----------------------    ----------------------
                                            2000           1999        2000         1999
                                          ---------     ---------    ---------    ---------
                                                         (Dollars in millions)
Regulated electric revenues                  $274.0        $247.5       $539.1       $505.1
Non-regulated electric revenues               122.0          61.8        281.3        125.1
                                           --------     ---------    ---------    ---------
Total electric revenues                      $396.0        $309.3       $820.4       $630.2
                                             ======     =========    =========    =========

The table above shows the amounts of electric revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service area of DPL.

"Regulated electric revenues" increased by $26.5 million, from $247.5 million for the second quarter of 1999 to $274.0 million for the second quarter of 2000. For the six-month period, "regulated electric revenues" increased by $34.0 million, from $505.1 million for the six months ended June 30, 1999 to $539.1 million for the six months ended June 30, 2000. Details of the variances in "regulated electric revenues" are shown below.

                                                                                Increase (Decrease) in
                                                                             Regulated Electric Revenues
                                                                            ------------------------------
                                                                            Three Months        Six Months
                                                                            ------------        ----------
                                                                                 (Dollars in millions)
Customers choosing alternative electricity suppliers                              $(21.8)           $(39.5)
Decrease in retail rates for electric utility industry restructuring                (3.5)             (8.6)
Higher volumes of interchange sales                                                 34.5              43.6
Retail sales volume, sales mix, and other                                           17.3              38.5
                                                                            ------------        ----------
                                                                                   $26.5             $34.0
                                                                            ============        ==========

The revenue impact of DPL's electricity delivery customers choosing alternative electricity suppliers was minimized by (a) selling electricity generated by the deregulated power plants to other customers, and (b) some customers selecting "Conectiv Energy" (the trade name under which DPL and other Conectiv subsidiaries market competitive retail energy) as their alternative electricity supplier.

"Non-regulated electric revenues" result primarily from electricity trading activities, bulk sales of electricity including sales of output from deregulated electric generating plants, and competitive retail sales. As discussed under Divestiture of Electric Generating Plants, the business activities associated with "non-regulated electric revenues" are being phased-out by DPL.

"Non-regulated electric revenues" increased by $60.2 million, from $61.8 million for the second quarter of 1999 to $122.0 million for the second quarter of 2000. For the six-month period, "non-regulated electric revenues" increased by $156.2 million, from $125.1 million for the six months ended June 30, 1999 to $281.3 million for the six months ended June 30, 2000. The revenue increases resulted from higher wholesale sales of electricity generated by deregulated power plants, increased volumes of electricity traded, and higher competitive retail electricity sales. Deregulation of the electric generating plants, high plant availability, and lower load obligations due to some customers choosing alternative suppliers made more electricity output of electric generating plants available for sale in non-regulated markets. Sales of competitive retail electricity increased due to increased marketing to large commercial and industrial customers outside DPL's service area and sales to the delivery customers of DPL who selected "Conectiv Energy" (trade name ) as their alternative electricity supplier.

Gas Revenues
------------
                              Three Months Ended          Six Months Ended
                                   June 30,                   June 30,
                            -----------------------    ----------------------
                              2000           1999        2000          1999
                            ---------     ---------    ---------    ---------
                                           (Dollars in millions)
Regulated gas revenues          $22.2         $22.8        $67.0        $75.4
Non-regulated gas revenues      212.4         108.6        438.1        347.0
                             --------     ---------    ---------    ---------
Total gas revenues             $234.6        $131.4       $505.1       $422.4
                               ======     =========    =========    =========


DPL's on-system sales and transportation of natural gas sales are generally subject to price regulation. DPL also trades and sells natural gas in transactions which are not subject to price regulation. The table above shows the amounts of gas revenues earned from sources which were subject to price regulation (regulated) and which were not subject to price regulation (non-regulated).

For the six months ended June 30, 2000, "regulated gas revenues" decreased $8.4 million primarily because some commercial and industrial customers elected to buy gas from alternative suppliers. However, DPL's gross margin (gas revenues less gas purchased) from supplying regulated gas customers is insignificant, so the effect of the revenue decrease on pre-tax profits was minimal.

"Non-regulated gas revenues" increased by $103.8 million for the three-month period and $91.1 million for the six-month period due to higher volumes of gas traded and increased competitive retail gas sales. Although "non-regulated gas revenues" increased, the gross margin earned from "non-regulated gas revenues" decreased by $4.7 million for the three-month and six-month periods due to unfavorable gas trading results.

Other Services Revenues
-----------------------

Other services revenues decreased to $5.5 million for the second quarter of 2000 from $10.1 million for the second quarter of 1999 primarily due to less construction services provided to a major customer. For the six months ended June 30, 2000, other services revenues were $16.5 million, or $1.4 million less than for same period last year. The $1.4 million decrease for the six-month period reflects lower revenues due to less construction services provided, partly offset by additional revenues this year from the sale of oil inventory in conjunction with termination of a lease of a storage tank.

Operating Expenses
------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" increased $83.4 million for the three-month period and $161.0 million for the six-month period mainly due to higher volumes of non-regulated electricity generated and purchased for resale and higher volumes of electricity interchanged. The three-month period increase also reflects the effect of last year's energy adjustment clauses, which had resulted in a credit to DPL's fuel and purchased power costs. The increases were mitigated by lower capacity costs for the three- and six-month periods ended June 30, 2000 due to discontinuance of SFAS No. 71 for the electricity supply business in the third quarter of 1999.

Gas Purchased

Gas purchased increased by $108.3 million for the three-month period and $87.7 million for the six-month period mainly due to higher volumes of non-regulated natural gas trading activities, partly offset by lower volumes of gas supplied under regulated tariffs to commercial and industrial customers in DPL's service area.

Other Services' Cost of Sales

Other services' cost of sales decreased by $3.3 million for the three-month period and $1.5 million for the six-month period principally due to less construction services provided to a large customer. For the six-month period, higher costs resulting from oil inventory sold in conjunction with termination of a lease of a storage tank are also reflected in the net $1.5 million decrease.

Operation and Maintenance Expenses

Operation and maintenance expenses increased by $2.2 million for the three-month period and $13.2 million for the six-month period. Both periods reflect increases due to higher customer service expenses associated with the regulated electric and gas delivery businesses, and the six-month period also reflects higher power plant maintenance expenses.

Depreciation and amortization

Depreciation and amortization expenses decreased $3.5 million in the three-month period and $7.0 million in the six-month period mainly due to the write-down in the third quarter of 1999 of the nuclear electric generating plants in connection with restructuring the electric utility industry in Delaware and Maryland. Amortization of "Recoverable stranded costs" partly offset the decrease from lower depreciation of power plants.

Income Taxes
------------

Income taxes increased $4.7 million for the six-month period mainly due to higher income before income taxes.

New Accounting Pronouncements
-----------------------------

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the required implementation date for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," until all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended certain aspects of SFAS No. 133. SFAS No. 133 and 138 established accounting and reporting standards for derivative instruments and for hedging activities. DPL has not yet adopted SFAS No. 133 and 138 and currently cannot determine the effect that these accounting standards will have on its financial statements. However, SFAS No. 133 and 138 may cause the volatility of earnings to increase.

Liquidity and Capital Resources
-------------------------------

Cash Flows From Operating Activities

Due to $63.0 million of cash provided by operating activities, $35.1 million of cash used by investing activities, and $17.6 million of cash used by financing activities, cash and cash equivalents increased by $10.3 million during the six months ended June 30, 2000.

The $63.0 million of net cash provided by operating activities for the six months ended June 30, 2000 represented an $87.6 million decrease in comparison to cash flow from operations during the same period a year ago. This decrease was primarily due to slower collection of accounts receivables and working capital requirements for energy trading.

Excluding changes due to reclassifications, accounts receivable as of June 30, 2000 increased by $57.5 million in comparison to December 31, 1999. This increase reflects higher revenues and slower collections of accounts receivable caused by conversion to a new customer billing system in December 1999.

Cash Flows From Investing Activities

The $13.1 million of cash received during the six months ended June 30, 2000 for "Intercompany loan receivable" represents partial collection of DPL's loan to Conectiv's pool of funds that Conectiv subsidiaries borrow from or invest in, depending on their cash position.

Capital expenditures of $53.8 million for the six months ended June 30, 2000 were primarily for electric transmission and distribution system upgrades to increase system reliability.

The $8.7 million of proceeds from assets sold for the six months ended June 30, 2000 was mainly due to the sale of land.

Cash Flows From Financing Activities

Common dividends paid decreased to $13.1 million for the six months ended June 30, 2000, from $47.3 million for the six months ended June 30, 1999, due to lower payments to Conectiv.

DPL redeemed $2.1 million of 7 1/8% Pollution Control Bonds on February 1, 2000 and $1.4 million of 6.95% Amortizing First Mortgage Bonds on June 1, 2000.

DPL's capital structure including current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below as of June 30, 2000, and December 31, 1999. For information concerning the effect on DPL's capital structure of contributing the strategic electric generating plants of DPL to Conectiv, refer to "Divestiture of Electric Generating Plants."

                                                     June 30,      December 31,
                                                       2000            1999
                                                    ----------     ------------
Common stockholder's equity                           38.2%            36.4%
Preferred stock and preferred trust securities         8.3%             8.6%
Long-term debt, including current maturities
   and variable rate demand bonds                     53.5%            55.0%

Subsequent Event--Debt Refinancing

As discussed in Note 4 to the Consolidated Financial Statements, on behalf of DPL, the Delaware Economic Development Authority issued $70.14 million of bonds on July 7, 2000 and loaned the proceeds to DPL. Of the bonds issued, $38.9 million have a variable interest rate and a maturity date of July 1, 2030, $15.0 million have a fixed interest rate of 5.5% and a maturity date of July 1, 2025, and $16.24 million have a fixed interest rate of 5.65% and a maturity date of July 1, 2028. The fixed interest rate bonds are subject to mandatory tender on July 1, 2010, and DPL may choose to redeem and/or remarket all or a portion of the tendered bonds. The $70.14 million of proceeds received by DPL on July 7, 2000 and additional cash will be used to redeem $70.17 million of bonds (7.48% average interest rate) prior to maturity on September 1, 2000 ($61.17 million principal amount of bonds) and October 1, 2000 ($9.0 million principal amount of bonds). The bonds were called at 101.5% to 102% of their principal amount.

Ratio of Earnings to Fixed Charges

DPL's ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends under the SEC Methods are shown below. See Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.

                                                        12 Months
                                                          Ended             Year Ended December 31,
                                                         June 30,    ------------------------------------
                                                           2000      1999     1998   1997    1996    1995
                                                       ------------  ----     ----   ----    -----   ----
   Ratio of Earnings to
      Fixed Charges (SEC Method)                           3.88      3.65     2.92    2.83   3.33    3.54
   Ratio of Earnings to Fixed Charges and
     Preferred Stock Dividends (SEC Method)                3.56      3.37     2.72    2.63   2.83    2.92

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

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

DPL uses a value-at-risk model to assess the market risk of its electricity, gas, and petroleum commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. DPL estimates value-at-risk across its power, gas, and petroleum commodity business using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. DPL's calculated value-at-risk with respect to its commodity price exposure associated with contractual arrangements was approximately $26.4 million as of June 30, 2000, in comparison to $5.3 million as of December 31, 1999. The increase in value-at-risk was primarily due to increased hedging, with forward contracts, of the deregulated portion of the electricity output of DPL's power plants.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

Information concerning fines related to environmental matters reported in Note 5 to the Consolidated Financial Statements under Item 1 in Part I herein is incorporated by reference.

ITEM 5.  Other Information
-------  -----------------

ELECTRIC SYSTEM OUTAGES

As previously disclosed, on October 13, 1999, the Delaware Public Service Commission (DPSC) initiated a formal proceeding to investigate the adequacy of DPL's facilities and services, including the remedies and incentives (if any) to be imposed or offered, respectively, to ensure the continued adequacy of DPL's facilities and services. That proceeding considered the effects (if any) of electric utility industry restructuring in Delaware on the reliability of electric service. On June 20, 2000, the DPSC issued an order in which the DPSC concluded that, in general, DPL had acted properly with regard to electric system outages in early-July 1999 during an extended period of hot and humid weather and high demand for electricity. The DPSC found only that rolling blackouts might have been avoided if concerns about reactive power needs on the Delmarva Peninsula had prompted the acceleration of some transmission system upgrades.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

Exhibits
--------

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27,  Financial Data Schedule

Reports on Form 8-K
-------------------

On June 15, 2000, DPL filed a Current Report on Form 8-K dated June 15, 2000 reporting on Item 5, Other Events.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Delmarva Power & Light Company
                                    ------------------------------
                                             (Registrant)




Date:    August 11, 2000            /s/ John C. van Roden
         ---------------            ---------------------
                                    John C. van Roden, Senior Vice President
                                    and Chief Financial Officer

                                 Exhibit Index
                                 -------------



Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27, Financial Data Schedule