Form 10-Q
period 2000-09-30
DELMARVA POWER & LIGHT CO /DE/
filed 2000-11-13
CIK 27879

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended      September 30, 2000
                               -------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number   1-1405


                        Delmarva Power & Light Company
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


    Delaware and Virginia                                        51-0084283
  -------------------------                                      ----------
  (States of incorporation)                                 (I.R.S. Employer
                                                             Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware                  19899
-----------------------------------------------------            ------------
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code               302-429-3114
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

                               Table of Contents
                               -----------------

                                                                                      Page No.
                                                                                      --------
Part I.    Financial Information

   Item 1.   Financial Statements

             Consolidated Statements of Income for the three and nine
             months ended September 30, 2000, and September 30, 1999...............         1

             Consolidated Balance Sheets as of September 30, 2000,
             and December 31, 1999.................................................       2-3

             Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2000, and September 30, 1999......................         4

             Notes to Consolidated Financial Statements............................      5-11

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................     12-20

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk............        21

Part II.   Other Information


  Item 6.  Exhibits and Reports on Form 8-K........................................        22

Signature..........................................................................        23

                         Part 1. FINANCIAL INFORMATION


                         Item 1. Financial Statements


                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                      Three Months Ended          Nine Months Ended
                                                                         September 30,              September 30,
                                                                   ------------------------    ------------------------
                                                                       2000        1999           2000         1999
                                                                   -----------   ----------    ------------   ---------
OPERATING REVENUES
    Electric                                                       $   333,504   $  446,356    $  1,153,904  $1,076,588
    Gas                                                                 47,544      156,361         552,680     578,743
    Other services                                                       5,505        6,553          22,032      24,448
                                                                   -----------   ----------    ------------  ----------
                                                                       386,553      609,270       1,728,616   1,679,779
OPERATING EXPENSES
    Electric fuel and purchased energy and capacity                    179,211      219,307         653,525     532,593
    Gas purchased                                                       41,459      151,369         519,985     542,181
    Other services' cost of sales                                        4,390        4,377          18,385      19,906
    Special charges                                                          -       10,504               -      10,504
    Operation and maintenance                                           52,868       63,221         192,537     189,680
    Depreciation and amortization                                       26,778       31,449          85,447      97,116
    Taxes other than income taxes                                       10,705       11,690          32,608      31,690
                                                                   -----------   ----------    ------------  ----------
                                                                       315,411      491,917       1,502,487   1,423,670
                                                                   -----------   ----------    ------------  ----------
OPERATING INCOME                                                        71,142      117,353         226,129     256,109
                                                                   -----------   ----------    ------------  ----------

OTHER INCOME                                                             1,793        1,172           4,624       4,794
                                                                   -----------   ----------    ------------  ----------
INTEREST EXPENSE
    Interest charges                                                    20,315       19,776          59,006      60,118
    Allowance for borrowed funds used during
       construction and capitalized interest                              (157)        (386)           (773)     (1,138)
                                                                   -----------   ----------    ------------  ----------
                                                                        20,158       19,390          58,233      58,980
                                                                   -----------   ----------    ------------  ----------
PREFERRED DIVIDEND REQUIREMENT ON
    PREFERRED SECURITIES OF A SUBSIDIARY TRUST                           1,422        1,422           4,266       4,266
                                                                   -----------   ----------    ------------  ----------
INCOME BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM                                                  51,355       97,713         168,254     197,657

INCOME TAXES, EXCLUDING INCOME TAXES
    APPLICABLE TO EXTRAORDINARY ITEM                                    21,172       38,825          65,566      78,562
                                                                   -----------   ----------    ------------  ----------
INCOME BEFORE EXTRAORDINARY ITEM                                        30,183       58,888         102,688     119,095

EXTRAORDINARY ITEM (Net of $147,780 of income taxes)                         -     (253,622)              -    (253,622)
                                                                   -----------   ----------    ------------  ----------
NET INCOME (LOSS)                                                       30,183     (194,734)        102,688    (134,527)

DIVIDENDS ON PREFERRED STOCK                                             1,251        1,259           3,690       3,251
                                                                   -----------   ----------    ------------  ----------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                         $    28,932   $ (195,993)   $     98,998  $ (137,778)
                                                                   ===========   ==========    ============= ===========

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                        September 30,           December 31,
                                                            2000                    1999
                                                       --------------        ---------------
ASSETS

Current Assets
    Cash and cash equivalents                          $       10,342        $           648
    Accounts receivable, net of allowances
        of $8,785 and $6,479, respectively                    331,810                308,690
    Intercompany loan receivable                               74,128                 13,473
    Inventories, at average cost
        Fuel (coal, oil and gas)                               26,719                 45,686
        Materials and supplies                                 24,149                 31,855
    Prepayments                                                21,099                 14,152
    Deferred supply energy costs                                2,480                  8,612
    Deferred income taxes, net                                  7,856                 18,935
                                                       --------------        ---------------
                                                              498,583                442,051
                                                       --------------        ---------------

Investments                                                    78,660                 69,511
                                                       --------------        ---------------

Property, Plant and Equipment
    Electric generation                                       631,625              1,314,657
    Electric transmission and distribution                  1,434,593              1,398,574
    Gas transmission and distribution                         269,245                265,708
    Other electric and gas facilities                         185,421                202,953
    Other property, plant and equipment                        12,526                  5,469
                                                       --------------        ---------------
                                                            2,533,410              3,187,361
    Less: Accumulated depreciation                          1,154,803              1,434,597
                                                       --------------        ---------------
    Net plant in service                                    1,378,607              1,752,764
    Construction work-in-progress                              79,758                 64,747
    Leased nuclear fuel, at amortized cost                     25,476                 25,592
    Goodwill, net                                              68,441                 69,850
                                                       --------------        ---------------
                                                            1,552,282              1,912,953
                                                       --------------        ---------------
Deferred Charges and Other Assets
    Recoverable stranded costs, net                            32,965                 41,775
    Deferred recoverable income taxes                          68,843                 71,986
    Prepaid employee benefits costs                           159,678                129,962
    Unamortized debt expense                                   10,864                 11,106
    Deferred debt refinancing costs                             8,565                  7,538
    Other                                                      21,909                 17,903
                                                       --------------        ---------------
                                                              302,824                280,270
                                                       --------------        ---------------
Total Assets                                           $    2,432,349        $     2,704,785
                                                       ==============        ===============

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                               September 30,         December 31,
                                                                                    2000                1999
                                                                               ------------          -----------
CAPITALIZATION AND LIABILITIES

Current Liabilities
     Long-term debt due within one year                                        $     1,753           $     1,545
     Variable rate demand bonds                                                    104,830               104,830
     Accounts payable                                                              195,295               207,073
     Taxes accrued                                                                  56,022                31,621
     Interest accrued                                                               23,352                20,160
     Dividends payable                                                               6,134                 7,027
     Current capital lease obligation                                               12,507                12,495
     Above-market purchased energy contracts and
        other electric restructuring liabilities                                    25,313                33,109
     Other                                                                          31,972                26,226
                                                                               -----------           -----------
                                                                                   457,178               444,086
                                                                               -----------           -----------
Deferred Credits and Other Liabilities
     Deferred income taxes, net                                                    297,490               341,748
     Deferred investment tax credits                                                24,981                34,823
     Long-term capital lease obligation                                             13,977                14,175
     Above-market purchased energy contracts and
        other electric restructuring liabilities                                    92,220               102,781
     Other                                                                          23,694                14,079
                                                                               -----------           -----------
                                                                                   452,362               507,606
                                                                               -----------           ------------
Capitalization
     Common stock, $2.25 par value;
       1,000,000 shares authorized; 1,000 shares outstanding                             2                     2
     Additional paid-in-capital                                                    212,612               528,893
     Retained earnings                                                             227,954               147,288
                                                                               -----------           -----------
         Total common stockholder's equity                                         440,568               676,183
     Preferred stock not subject to mandatory redemption                            89,703                89,703
     Preferred securities of subsidiary trust subject to
         mandatory redemption                                                       70,000                70,000
     Long-term debt                                                                922,538               917,207
                                                                               -----------           -----------
                                                                                 1,522,809             1,753,093
                                                                               -----------           -----------
Commitments and Contingencies (Note 10)
                                                                                         -                     -
                                                                               -----------           -----------
Total Capitalization and Liabilities                                           $ 2,432,349           $ 2,704,785
                                                                               ===========           ===========

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                       ----------------------------
                                                                            2000              1999
                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                  $   102,688      $  (134,527)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
       Extraordinary item, net of income taxes                                   -          253,622
       Special charges                                                           -           10,504
       Depreciation and amortization                                        93,790          104,506
       Deferred income taxes, net                                           23,126           25,912
       Investment tax credit adjustments, net                               (1,836)          (1,919)
       Net change in:
           Accounts receivable                                             (15,074)           1,597
           Inventories                                                        (857)             930
           Accounts payable                                                (13,692)          (4,996)
           Other current assets and liabilities (1)                         31,767           (5,822)
    Other, net                                                             (37,407)         (13,083)
                                                                       -----------      -----------
    Net cash provided by operating activities                              182,505          236,724
                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Intercompany loan receivable                                           (60,655)         (41,603)
    Capital expenditures                                                   (80,115)         (51,906)
    Increase in bond proceeds held in trust funds                           (9,029)         (10,992)
    Deposits to nuclear decommissioning trust funds                           (333)          (2,481)
    Proceeds from assets sold                                                8,664                -
    Other, net                                                              (4,297)            (521)
                                                                       -----------      -----------
    Net cash used by investing activities                                 (145,765)        (107,503)
                                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Common dividends paid                                                  (19,071)         (69,317)
    Preferred dividends paid                                                (3,833)          (2,908)
    Long-term debt issued                                                   70,140                -
    Long-term debt redeemed                                                (64,715)         (53,517)
    Principal portion of capital lease payments                             (8,343)          (7,905)
    Variable rate demand bonds issued                                            -           33,330
    Net change in short-term debt                                                -          (21,700)
    Cost of issuances and refinancings                                      (1,224)            (316)
                                                                       -----------      -----------
    Net cash used by financing activities                                  (27,046)        (122,333)
                                                                       -----------      -----------
    Net change in cash and cash equivalents                                  9,694            6,888
    Cash and cash equivalents at beginning of period                           648            1,761
                                                                       -----------      -----------
    Cash and cash equivalents at end of period                         $    10,342      $     8,649
                                                                       ===========      ===========

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

Note 1. Financial Statement Presentation
------- --------------------------------

The consolidated condensed interim financial statements contained herein include the accounts of Delmarva Power & Light Company (DPL) and its wholly-owned subsidiaries and reflect all adjustments, consisting of only normal recurring adjustments, necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures which would substantially duplicate the disclosures in DPL's 1999 Annual Report on Form 10-K have been omitted. Accordingly, DPL's consolidated condensed interim financial statements contained herein should be read in conjunction with DPL's 1999 Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q for additional relevant information.

Within the Consolidated Statements of Income, amounts previously reported for the three and nine months ended September 30, 1999 as "Electric fuel and purchased power" and "Purchased electric capacity" have been combined and reported as "Electric fuel and purchased energy and capacity." Certain other reclassifications of prior period data have been made to conform with the current presentation.

Note 2. New Accounting Pronouncement
------- ----------------------------

DPL will implement the provisions of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, beginning in the first quarter of 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholder's equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

DPL's financial statements are not expected to be affected upon the initial adoption of SFAS No. 133 in the first quarter of 2001 because DPL is not expected to hold derivative instruments as of December 31, 2000, except for in connection with its hedging activities associated with regulated gas supply. Any gains or losses on derivative instruments used for hedging regulated gas supply are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." However, if and to the extent DPL does hold derivative instruments as of December 31, 2000 for non-regulated transactions, the initial impact would include the following: (a) recognition of assets or liabilities for the fair value of any contracts which would be classified as derivatives under SFAS No. 133; (b) derecognition (or elimination) of any deferred gains or losses on hedging derivatives, which exist as of December 31, 2000; and (c) a "cumulative effect" type of adjustment for the impact on comprehensive income, which would be partly recorded in other comprehensive income and partly in earnings. To the extent DPL holds derivative instruments for non-regulated transactions subsequent to initial adoption of SFAS No. 133, there may be increased volatility in DPL's earnings, revenues and common stockholder's equity.

Note 3. Intercompany Purchases and Sales
------- --------------------------------

DPL's operating expenses and revenues include amounts for transactions with other Conectiv subsidiaries. DPL purchased electric energy, electric capacity and natural gas from Conectiv subsidiaries in the amounts of $70.5 million and $94.9 million for the three and nine months, respectively, ended September 30, 2000. No intercompany purchases of energy occurred during the three and nine months ended September 30, 1999. DPL also sold natural gas and leased certain assets to other Conectiv subsidiaries. Amounts included in operating revenues for these transactions are as follows: (1) three months ended September 30, 2000, $4.7 million; (2) three months ended September 1999, $12.0 million; (3) nine months ended September 30, 2000, $27.0 million; (4) nine months ended September 30, 1999, $38.8 million.


Note 4. Divestiture of Electric Generating Plants
------- -----------------------------------------

Agreements for the Sale of Electric Generating Plants

As previously disclosed in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of DPL's 1999 Annual Report on Form 10-K, Conectiv is building mid-merit electric generating plants and is selling the nuclear and non-strategic baseload fossil fuel-fired electric generating plants of DPL. Consummation of the sales of the nuclear and non-strategic baseload fossil fuel-fired electric generating plants is subject to the receipt of required regulatory approvals. The contracts for the sales of the electric generating plants of DPL generally require closing simultaneous with the sales of the electric generating plants of Atlantic City Electric Company (ACE), a subsidiary of Conectiv that operates in New Jersey. Appeals relating to certain deregulation matters in New Jersey have resulted in delays in the issuance of required regulatory approvals and a delay of the closings of the sales of the electric generating units. As a result, management entered into discussions with the prospective purchasers of its interests in the nuclear electric generating plants. See discussion below in Note 5 to the Consolidated Financial Statements. Management currently expects the sales of DPL's interest in the nuclear electric generating plants to take place during the fourth quarter of 2000 or the first quarter of 2001, and the remainder of the sales to take place during 2001. However, management cannot predict the timing or outcome of such appeals and the effect thereof on the ability of DPL to consummate the sales of various electric generating plants.

Contribution of Electric Generating Plants to Conectiv

Effective July 1, 2000, DPL contributed at book value its (a) strategic electric generating plants (approximately 1,364 megawatts of capacity), (b) certain non-strategic electric generating plants (approximately 126 megawatts of capacity), which are expected to be sold through a special purpose entity, and (c) related transmission equipment, inventories, other assets and liabilities to a wholly-owned subsidiary (Conectiv Delmarva Generation, Inc., or CDG). DPL then contributed CDG to Conectiv in conjunction with the formation of an energy-holding company by Conectiv, which is engaged in non-regulated electricity production and sales, and energy trading and marketing. The primary effects on DPL's balance sheet of the contribution to Conectiv were as follows: (a) property, plant and equipment decreased $350 million (primarily electric generating plants); (b) fuel inventories and other assets decreased $27 million;
(c) deferred income taxes and investment tax credits decreased $61 million; and
(d) the additional paid-in capital portion of common stockholder's equity decreased $316 million.

Note 5. Subsequent Event, Wholesale Transaction Confirmation Letter Agreements
------- ----------------------------------------------------------------------

As discussed in Note 4 to the Consolidated Financial Statements, consummation of the sales of certain electric generating plants has been delayed. DPL entered into Wholesale Transaction Confirmation letter agreements (Letter Agreements) on October 3, 2000. The Letter Agreements provide for the sale of the electricity output and capacity associated with the ownership interests of DPL in the Peach Bottom Atomic Power Station (Peach Bottom) and Salem Nuclear Generating Station (Salem). PECO Energy Company (PECO) and PSEG Energy Resources & Trade LLC (PSER&T), an indirect subsidiary of Public Service Enterprise Group, will each purchase 50% of DPL's 7.51% interest in the electricity output and capacity of Peach Bottom. PSER&T will purchase DPL's 7.41% interest in the electricity output and capacity of Salem.

The Letter Agreements became effective October 7, 2000, and will terminate, with respect to the respective interests of DPL in the electricity output and capacity at a given nuclear electric generating plant, upon the earlier of (1) the closing of the sale of that plant, (2) the termination in accordance with its terms of the purchase agreement relating to the sale of such plant or (3) September 30, 2001.

In exchange for the electricity output and capacity purchased from a given plant, PECO and PSER&T will reimburse DPL for the nuclear fuel amortized during the term of the Letter Agreements at each plant, and will be responsible for the payment of operation and maintenance costs, inventories, capital expenditures (subject, in certain circumstances, to reimbursement by DPL) and certain other liabilities associated with the ownership interests of DPL in each plant.

In addition, DPL, PECO and PSEG Power LLC, a subsidiary of Public Service Enterprise Group, amended the respective purchase agreements relating to the sale of the nuclear electric generating plants, among other things, to give effect to the transactions contemplated by the Letter Agreements and to permit separate closings of the sales of the ACE and DPL interests in such plants.


Note 6. Extraordinary Item
------- ------------------

As previously reported in the third quarter of 1999, after receiving electric utility industry restructuring orders from state regulatory commissions, DPL discontinued applying SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to its electricity supply businesses during the third quarter of 1999. As a result of discontinuing SFAS No. 71, DPL recorded an extraordinary charge of $253.6 million, net of $147.8 million of income taxes. The extraordinary charge primarily resulted from financial impairment of electric generating plants and certain other assets, uneconomic energy contracts, and other effects of deregulation requiring loss recognition. The extraordinary charge was decreased by a regulatory asset established for the amount of stranded costs expected to be recovered through regulated electricity delivery rates (Recoverable stranded costs, net).


Note 7. Special Charges
------- ---------------

DPL's operating results for the three and nine months ended September 30, 1999 include special charges of $10.5 million before taxes ($6.4 million after taxes) primarily due to the cost of employee separations associated with the merger by which DPL and ACE became wholly-owned subsidiaries of Conectiv (the Merger) and other Merger-related costs.

Note 8. Common Stockholder's Equity
------- ---------------------------

Common stockholder's equity decreased from $676.2 million as of December 31, 1999 to $440.6 million as of September 30, 2000 as a result of a $316.3 million decrease from the contribution of electric generating plants to Conectiv and an $80.7 million net increase in retained earnings, which resulted from $99.0 million of earnings applicable to common stock and $18.3 million of common dividends declared payable to Conectiv for the nine months ended September 30, 2000.


Note 9. Debt
------- ----

DPL redeemed $2.1 million of 7 1/8% Pollution Control Bonds on February 1, 2000 and $1.4 million of 6.95% Amortizing First Mortgage Bonds on June 1, 2000.

On January 31, 2000, DPL arranged a $150 million revolving credit facility which expires January 31, 2003. The credit facility provides liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and for general corporate purposes. No amounts had been borrowed under the credit facility as of September 30, 2000.

On behalf of DPL, the Delaware Economic Development Authority issued the bonds listed below on July 7, 2000, and loaned the proceeds to DPL. The bonds are not secured by a mortgage or security interest in property of DPL.

                                                                          Maturity         Interest
Principal Series                                                            Date             Rate
--------- -------------------------------------------------------    ------------------  ------------
($000)
$11,150   Exempt Facilities Refunding Revenue Bonds, Series 2000A    July 1, 2030        Variable (1)
 27,750   Exempt Facilities Refunding Revenue Bonds, Series 2000B    July 1, 2030        Variable (1)
 15,000   Pollution Control Refunding Revenue Bonds, Series 2000C    July 1, 2025 (2)        5.5%
 16,240   Pollution Control Refunding Revenue Bonds, Series 2000D    July 1, 2028 (2)       5.65%
-------
$70,140
=======

(1) The interest rates on these bonds are set by either auction or remarketing procedures for periods specified by DPL, which may be daily, weekly or other periods, including long-term periods extending up to the bonds' maturity date. The initial interest rate period selected was a 35 day auction period. The bonds may be subject to optional redemption prior to maturity as provided for in the indenture for the bonds.

(2) The bonds are subject to mandatory tender on July 1, 2010. All or a portion of the tendered bonds may be redeemed and/or remarketed. After July 1, 2010, the bonds may bear interest at a variable rate or fixed rate and may be subject to optional redemption prior to maturity, as provided for in the indenture for the bonds.

The proceeds from the issuance of the bonds listed above and additional cash were used to redeem $70.17 million of bonds, which are listed below. On September 1, 2000, $61.17 million of bonds with interest rates of 7.3% to 7.6% were redeemed. On October 1, 2000, $9.0 million of bonds with a 7.5% interest rate were redeemed. The bonds were called at 101.5% to 102% of their principal amount.

                                                                        Redemption      Interest
Principal   Series                                                         Date           Rate
---------   -------------------------------------------------------  -----------------  --------
($000)
$11,170     Exempt Facilities Revenue Bonds, Series 1985              September 1, 2000    7.3%
 35,000     Exempt Facilities Revenue Bonds, Series 1990A             September 1, 2000    7.6%
 15,000     Pollution Control Refunding Revenue Bonds, Series 1990B   September 1, 2000    7.3%
-------
 61,170
  9,000     Exempt Facilities Revenue Bonds, Series 1989              October 1, 2000      7.5%
-------
$70,170
=======


Note 10. Contingencies
-------- -------------

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

In December 1999, DPL discovered an oil leak at the Indian River power plant. DPL took action to determine the source of the leak and cap it, contain the oil to minimize impact to a nearby waterway and recover oil from the soil. Costs incurred for this first phase of response are $2.6 million. In addition, DPL paid $350,000 in penalties and $100,000 for an environmental improvement project to the Delaware Department of Natural Resources and Environmental Control (DNREC) in connection with the oil leak and another matter related to the Indian River power plant. DPL is currently negotiating a consent agreement with DNREC for clean-up of the area affected by the oil leak.

DPL's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether DPL or a corporate predecessor is responsible for conditions on a particular parcel). There is $2 million included in DPL's current liabilities as of September 30, 2000 and December 31, 1999 for clean-up and other potential costs related to these sites. DPL does not expect such future costs to have a material effect on DPL's financial position or results of operations.

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

The co-owners of Peach Bottom and Salem maintain property insurance coverage of approximately $2.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. In addition, DPL is a member of an industry mutual insurance company (NEIL), which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. Under these coverages, DPL is subject to potential retrospective loss experience assessments of up to $3.4 million on an aggregate basis.

Under changes in NEIL's bye-laws approved on October 26, 2000, to be effective December 31, 2000, subject to there being no pending legal action or claim by any member of NEIL challenging the validity of such bye-law changes, member account balances will no longer exist. NEIL members who sell their interests in nuclear electric generating plants on or after December 31, 2000, may choose either (i) to continue to receive certain policyholders' distributions from NEIL (if, as, and when declared) over a 5-year period or (ii) to remain a NEIL member by purchasing other insurance products from NEIL and thus remain eligible for policyholders' distributions (if, as, and when declared) for a longer period. In addition, NEIL members that sell their interests in nuclear generating plants on or before December 30, 2000, may elect prior to February 28, 2001, as an alternative to be paid their member account balances by NEIL as a result of terminating their NEIL insurance coverages. As a result of the NEIL bye-law changes, the choices available to DPL depend on whether and when the sale of ownership interests in Peach Bottom and Salem occur (see Note 4 to the Consolidated Financial Statements) as well as management's analysis of the choices then-available, including the amounts of non-nuclear insurance coverage that might be obtained from NEIL, the costs of that coverage, and NEIL's prospects generally. Depending on timing of sale of interests in nuclear units and option selected, management estimates that DPL could realize between $0 and $16 million.


Note 11. Supplemental Cash Flow Information
-------- ----------------------------------

                                         Nine Months Ended
                                           September 30,
                                         -----------------
                                           2000     1999
                                         --------  -------
                                       (Dollars in thousands)
Cash paid (received) for:
  Interest, net of amounts capitalized    $52,207  $53,283
  Income taxes, net of refunds            $28,838  $37,786

Non-cash Investing and Financing Transaction

For information concerning a non-cash transaction related to investing and financing activities, see "Contribution of Electric Generating Plants to Conectiv" in Note 4 to the Consolidated Financial Statements.

Note 12. Business Segments
-------- -----------------

Conectiv's organizational structure and management reporting information is aligned with Conectiv's business segments, irrespective of the subsidiary, or subsidiaries, through which a business is conducted. Businesses are managed based on lines of business, not legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") is available for DPL on a stand-alone basis. However, DPL's principal business is expected to be the transmission and distribution of electricity upon completion of the sale of the electric generating plants of DPL (as discussed in Note 4 to the Consolidated Financial Statements). The transfer of certain electric generating plants to Conectiv and energy-trading activities to another Conectiv subsidiary effective July 1, 2000 resulted in electricity transmission and distribution representing a greater proportion of DPL's business.

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


Earnings Results Summary
------------------------

Earnings applicable to common stock were $28.9 million for the third quarter of 2000, compared to a net loss applicable to common stock of $196.0 million for the third quarter of 1999. Earnings applicable to common stock for the third quarter of 1999 were reduced by a $253.6 million extraordinary charge for discontinuing the application of SFAS No. 71 to DPL's electricity supply business because of deregulation and $6.4 million, net of income taxes, of special charges. For additional information concerning the extraordinary item, see Note 6 to the Consolidated Financial Statements. The special charges primarily reflected costs of employee separations and other costs related to the merger that formed Conectiv.

Excluding the extraordinary and special charges from earnings applicable to common stock for the third quarter of 1999, earnings were $64.0 million compared to earnings of $28.9 million for the third quarter of 2000. This $35.1 million earnings decrease was mainly due to lower gross margins (revenues net of related energy costs) earned from regulated electric sales, non-regulated electric sales, and non-regulated electric trading activities. The amount of gross margin earned from regulated electric sales decreased due to the adverse effect of cooler summer weather on electric sales, customer rate decreases, and prior year deferred energy expense credits, which had resulted from the operation of regulated energy adjustment clauses prior to deregulation. The amount of gross margin earned from non-regulated electric revenues decreased due to DPL's contribution of the electric generating plants to Conectiv as of

July 1, 2000 (which is discussed below) and due to the transfer of electric trading activities to a subsidiary of Conectiv's new energy holding company. These negative earnings variances were partly offset by lower depreciation and operation and maintenance expenses.

Earnings applicable to common stock were $99.0 million for the nine months ended September 30, 2000, compared to a net loss applicable to common stock of $137.8 million for the nine months ended September 30, 1999. Excluding the $260.0 million of extraordinary and special charges from earnings applicable to common stock for the nine months ended September 30, 1999, earnings were $122.2 million compared to earnings of $99.0 million for the nine months ended September 30, 2000. The $23.2 million decrease was mainly due to a lower amount of gross margin from regulated electricity sales, due to the cooler summer weather, customer rate decreases, and prior year deferred energy expense credits. These negative earnings variances were partly offset by an increase in gross margin from non-regulated electricity sales and trades, and lower depreciation expense.

As discussed below, DPL contributed electric generating plants with 1,490 MW of capacity to Conectiv effective July 1, 2000 and has agreements for the sale of its remaining electric generating plants. Also, DPL's competitive energy activities, including energy trading, are being phased-out and transferred to a subsidiary of Conectiv's energy-holding company. DPL's exit from the businesses of electricity production and competitive energy activities is expected to cause a decrease in DPL's earnings capacity. In part, the third quarter earnings decrease reflects the effects of the phase-out of these businesses.

DPL's participation in energy markets, which has recently decreased as discussed above, results in exposure to commodity market risk. DPL has controls in place that are intended to keep risk exposures within certain management-approved risk tolerance levels. For additional information concerning commodity market risk, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk," included herein.

Agreements for the Sale of Electric Generating Plants
-----------------------------------------------------

As previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) under "Deregulated Generation and Power Plant Divestiture" on page II-5 of DPL's 1999 Annual Report on Form 10-K, Conectiv is building mid-merit electric generating plants and is selling the nuclear and non-strategic baseload fossil fuel-fired electric generating plants of DPL. Consummation of the sales of the nuclear and non-strategic baseload fossil fuel-fired electric generating plants is subject to the receipt of required regulatory approvals. The contracts for the sales of the electric generating plants of DPL generally require closing simultaneous with the sales of the electric generating plants of ACE, a subsidiary of Conectiv that operates in New Jersey. Appeals relating to certain deregulation matters in New Jersey have resulted in delays in the issuance of required regulatory approvals and a delay of the closings of the sales of the electric generating units. As a result, management entered into discussions with the prospective purchasers of its interests in the nuclear electric generating plants to address that delay. See discussion below under "Wholesale Transaction Confirmation Letter Agreements." Management currently expects the sale of DPL's interests in the nuclear electric generating plants to take place during the fourth quarter of 2000 or the first quarter of 2001, and the remainder of the sales to take place during 2001. However, management cannot predict the timing or outcome of such appeals and the effect thereof on the ability of DPL to consummate the sales of various electric generating plants.

Contribution of Electric Generating Plants to Conectiv
------------------------------------------------------

Effective July 1, 2000, DPL contributed at book value its (a) strategic electric generating plants (approximately 1,364 megawatts of capacity), (b) certain non-strategic electric generating plants (approximately 126 megawatts of capacity), which are expected to be sold through a special purpose entity, and (c) related transmission equipment, inventories, other assets and liabilities to a wholly-owned subsidiary, CDG. DPL then contributed CDG to Conectiv in conjunction with the formation of an energy-holding company by Conectiv, which is engaged in non-regulated electricity production and sales, and energy trading and marketing. The primary effects on DPL's balance sheet of the contribution to Conectiv were as follows: (a) property, plant and equipment decreased $350 million (primarily electric generating plants); (b) fuel inventories and other assets decreased $27 million; (c) deferred income taxes and investment tax credits decreased $61 million; and (d) the additional paid-in capital portion of common stockholder's equity decreased $316 million.

Wholesale Transaction Confirmation Letter Agreements
----------------------------------------------------

As discussed above, consummation of the sales of the electric generating plants has been delayed. DPL entered into Wholesale Transaction Confirmation letter agreements (Letter Agreements) on October 3, 2000. The Letter Agreements provide for the sale of the electricity output and capacity associated with the ownership interests of DPL in Peach Bottom and Salem. PECO and PSER&T will each purchase 50% of DPL's 7.51% interest in the electricity output and capacity of Peach Bottom. PSER&T will purchase DPL's 7.41% interest in the electricity output and capacity of Salem.

The Letter Agreements became effective October 7, 2000, and will terminate, with respect to the respective interests of DPL in the electricity output and capacity at a given nuclear electric generating plant, upon the earlier of (1) the closing of the sale of that plant, (2) the termination in accordance with its terms of the purchase agreement relating to the sale of such plant or (3) September 30, 2001.

In exchange for the electricity output and capacity purchased from a given plant, PECO and PSER&T will reimburse DPL for the nuclear fuel amortized during the term of the Letter Agreements at such plant, and will be responsible for the payment of operation and maintenance costs, inventories, capital expenditures (subject, in certain circumstances, to reimbursement by DPL) and certain other liabilities associated with the ownership interests of DPL in such plant.

In addition, DPL, PECO and PSEG Power LLC, a subsidiary of Public Service Enterprise Group, amended the respective purchase agreements relating to the sale of the nuclear electric generating plants, among other things, to give effect to the transactions contemplated by the Letter Agreements and to permit separate closings of the sales of the ACE and DPL interests in such plants.

Virginia Electric Utility Industry Restructuring
------------------------------------------------

On June 29, 2000, the Virginia State Corporation Commission issued an order that, among other things, approved DPL's plan for the functional separation of its electric generation operations from transmission and distribution operations and authorized the transfer of certain electric generating plants and related assets to other Conectiv subsidiaries.

Electric Revenues
-----------------

                                   Three Months Ended  Nine Months Ended
                                       September 30,      September 30,
                                   ------------------  ------------------
                                     2000       1999     2000      1999
                                   --------    ------  --------  --------
                                            (Dollars in millions)
Regulated electric revenues          $288.0    $347.9  $  827.2  $  853.0
Non-regulated electric revenues        45.5      98.5     326.7     223.6
                                     ------    ------  --------  --------
Total electric revenues              $333.5    $446.4  $1,153.9  $1,076.6
                                     ======    ======  ========  ========

The table above shows the amounts of electric revenues earned that are subject to price regulation (Regulated) and that are not subject to price regulation (Non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service area of DPL.

Regulated electric revenues

"Regulated electric revenues" decreased by $59.9 million, from $347.9 million for the third quarter of 1999 to $288.0 million for the third quarter of 2000. For the nine-month period, "regulated electric revenues" decreased by $25.8 million, from $853.0 million for the nine months ended September 30, 1999 to $827.2 million for the nine months ended September 30, 2000. Details of the variances in "regulated electric revenues" are shown below.

                                                                           Increase (Decrease) in
                                                                         Regulated Electric Revenues
                                                                        -----------------------------
                                                                         Three Months    Nine Months
                                                                        -------------   -------------
                                                                            (Dollars in millions)
Customers choosing alternative electricity suppliers                           $(18.5)        $(58.0)
Decrease in retail rates for electric utility industry restructuring             (8.5)         (17.0)
Volumes of interchange and resale sales                                         (31.6)          11.9
Retail sales volume, sales mix, and other *                                      (1.3)          37.3
                                                                               ------         ------
                                                                               $(59.9)        $(25.8)
                                                                               ======         ======

* Includes the adverse effect of cooler summer weather on regulated retail electricity sales in the third quarter of 2000.

As previously reported in the MD&A under "Electric Utility Industry Restructuring" beginning on page II-4 of DPL's 1999 Annual Report on Form 10-K, effective July 1, 2000, DPL's Maryland electric customers had the option of choosing an alternative electricity supplier. In Delaware, from October 1, 1999 through September 30, 2000, large customers could choose an alternative electricity supplier, and effective October 1, 2000, all customers had the option of choosing an alternative electricity supplier. Some customers of DPL are purchasing electricity marketed by "Conectiv Energy" (the trade name under which DPL markets competitive retail energy) and revenues from these competitive retail sales are included in non-regulated electric revenues, which are discussed below.

Non-regulated electric revenues

"Non-regulated electric revenues" result primarily from electricity trading activities, bulk sales of electricity including sales of output from deregulated electric generating plants, and competitive retail sales. As discussed above, the business activities associated with "non-regulated electric revenues" are being phased-out by DPL.

"Non-regulated electric revenues" decreased by $53.0 million, from $98.5 million for the third quarter of 1999 to $45.5 million for the third quarter of 2000. The $53.0 million decrease was primarily due to the transfer of non-regulated energy trading activities to another Conectiv subsidiary. For the nine-month period, "non-regulated electric revenues" increased by $103.1 million, from $223.6 million for the nine months ended September 30, 1999 to $326.7 million for the nine months ended September 30, 2000. The nine-month period revenue increase resulted from higher wholesale sales of electricity generated by deregulated power plants and higher competitive retail electricity sales, partly offset by lower volumes of energy traded. Sales from deregulated power plants increased despite the transfer of electric generating plants (1,490 MW of capacity) to Conectiv on July 1, 2000 due to the timing of deregulation (October 1, 1999 for Delaware and July 1, 2000 for Maryland). Sales of competitive retail electricity increased due to earlier marketing efforts to large commercial and industrial customers outside of DPL's service area and sales to the delivery customers of DPL who selected "Conectiv Energy" (trade name) as their alternative electricity supplier. In June 2000, Conectiv announced that it would cease selling electricity to residential customers in Pennsylvania. Conectiv will continue to evaluate market changes and modify retail strategies as appropriate.

Gas Revenues
------------

                              Three Months Ended  Nine Months Ended
                                  September 30,       September 30,
                              ------------------  -----------------
                                2000       1999     2000      1999
                              --------    ------  --------   ------
                                        (Dollars in millions)
Regulated gas revenues         $12.9      $ 12.0    $ 79.9   $ 87.5
Non-regulated gas revenues      34.6       144.4     472.8    491.2
                               -----      ------    ------   ------
Total gas revenues             $47.5      $156.4    $552.7   $578.7
                               =====      ======    ======   ======

The table above shows the amounts of gas revenues earned from sources which were subject to price regulation (regulated) and which were not subject to price regulation (non-regulated). DPL's on-system sales and transportation of natural gas are generally subject to price regulation. Effective July 1, 2000, DPL ended its non-regulated gas trading activities. "Non-regulated gas revenues" for the third quarter of 2000 include the settlement of non-regulated gas trading transactions initiated before July 1, 2000 and certain sales of gas which are not subject to price regulation .

For the nine months ended September 30, 2000, "regulated gas revenues" decreased $7.6 million primarily because some commercial and industrial customers elected to buy gas from alternative suppliers. However, DPL's gross margin (gas revenues less gas purchased) from supplying regulated gas customers is insignificant, so the effect of the revenue decrease on pre-tax profits was minimal.

"Non-regulated gas revenues" decreased by $109.8 million for the three-month period and $18.4 million for the nine-month period primarily due to the transfer of non-regulated gas trading activities to another Conectiv subsidiary, partly offset by higher revenues from competitive retail gas sales. DPL's operating profits were not significantly impacted by the transfer of gas trading activities because the gross margin earned from these activities during the three- and nine-month periods in 1999 was not significant. Although revenues from competitive retail gas sales increased, management recently began a phase-out of this business.

Other Services Revenues
-----------------------

Other services revenues decreased by $1.0 million and $2.4 million for the three-and nine-month period, respectively, primarily due to less construction services provided to a major customer.

Operating Expenses
------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" decreased $40.1 million for the three-month period primarily due to the phase-out of non-regulated electricity trading and lower average energy and capacity costs, partly offset by the energy expense credit in the third quarter of 1999, associated with the former regulated energy adjustment clauses. For the nine-month period, "Electric fuel and purchased energy and capacity" increased $120.9 million mainly due to higher volumes of non-regulated electricity traded and generated, and also due to the energy expense credit in the prior year's nine-month period associated with the former regulated energy adjustment clauses. Lower capacity costs, due to the discontinuance of SFAS No. 71 to the electricity supply business, mitigated the increase for the nine-month period.

Gas Purchased

Gas purchased decreased by $109.9 million for the three-month period and $22.2 million for the nine-month period mainly due to the transfer of non-regulated natural gas trading activities to another Conectiv subsidiary, effective July 1, 2000. Lower volumes of gas supplied under regulated tariffs to commercial and industrial customers in DPL's service area also contributed to the decrease for the nine-month period.

Other Services' Cost of Sales

Other services' cost of sales decreased by $1.5 million for the nine-month period principally due to less construction services provided to a large customer.

Special Charges

DPL's operating results for the three and nine months ended September 30, 1999 include special charges of $10.5 million before taxes ($6.4 million after taxes) primarily due to the cost of employee separations associated with the Merger and other Merger-related costs.

Operation and Maintenance Expenses

Operation and maintenance expenses decreased by $10.4 million for the three-month period and increased by $2.8 million for the nine-month period. Each variance reflects lower pension and other postretirement benefits costs and increased customer service expenses associated with serving regulated electric and gas delivery customers. The three-month period also reflects a decrease in operating and maintenance expenses for electric generating plants due to the transfer of certain electric generating plants to Conectiv effective July 1, 2000.

Depreciation and amortization

Depreciation and amortization expenses decreased $4.7 million in the three-month period and $11.7 million in the nine-month period mainly due to the transfer of certain electric generating plants to Conectiv (effective July 1, 2000) and the write-down in the third quarter of 1999 of the nuclear electric generating plants in connection with restructuring the electric utility industry in Delaware and Maryland. Depreciation of capital improvements to the electric transmission and distribution systems recently placed in-service and amortization of "Recoverable stranded costs" partly offset the decrease from lower depreciation of power plants.

Income Taxes
------------

Income taxes decreased $17.7 million for the three-month period and $13.0 million for the nine-month period mainly due to lower income before income taxes.

New Accounting Pronouncements
-----------------------------

DPL will implement the provisions of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, beginning in the first quarter of 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholder's equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

DPL's financial statements are not expected to be affected upon the initial adoption of SFAS No. 133 in the first quarter of 2001 because DPL is not expected to hold derivative instruments as of December 31, 2000, except for in connection with its hedging activities associated with regulated gas supply. Any gains or losses on derivative instruments used for hedging regulated gas supply are subject to the provisions of SFAS No. 71. However, if and to the extent DPL does hold derivative instruments as of December 31, 2000 for non-regulated transactions, the initial impact would include the following: (a) recognition of assets or liabilities for the fair value of any contracts which would be classified as derivatives under SFAS No. 133; (b) derecognition (or elimination) of any deferred gains or losses on hedging derivatives, which exist as of December 31, 2000; and (c) a "cumulative effect" type of adjustment for the impact on comprehensive income, which would be partly recorded in other comprehensive income and partly in earnings. To the extent DPL holds derivative instruments for non-regulated transactions subsequent to initial adoption of SFAS No. 133, there may be increased volatility in DPL's earnings, revenues and common stockholder's equity.

Liquidity and Capital Resources
-------------------------------

Cash Flows From Operating Activities

Due to $182.5 million of cash provided by operating activities, $145.8 million of cash used by investing activities, and $27.0 million of cash used by financing activities, cash and cash equivalents increased by $9.7 million during the nine months ended September 30, 2000.

The $182.5 million of net cash provided by operating activities for the nine months ended September 30, 2000 represented a $54.2 million decrease in comparison to cash flow from operations during the same period a year ago. This decrease was primarily due to slower collection of accounts receivable and lower electricity sales.

Excluding changes due to reclassifications, accounts receivable as of September 30, 2000 decreased by $15.1 million in comparison to December 31, 1999 due to the transfer of energy-trading activities to another Conectiv subsidiary, partly offset an increase caused by slower collections of accounts receivable attributed to conversion to a new customer billing system in December 1999.

Cash Flows From Investing Activities

The $60.7 million of cash used during the nine months ended September 30, 2000 for "Intercompany loan receivable" represents the incremental amount of DPL's loan to Conectiv's pool of funds that Conectiv subsidiaries borrow from or invest in, depending on their cash position.

Capital expenditures of $80.1 million for the nine months ended September 30, 2000 were primarily for electric transmission and distribution system upgrades to increase system reliability.

The $9.0 million use of funds for "Increase in bond proceeds held in trust funds" resulted from the temporary investment of proceeds from bonds issued in July 2000, which were used on October 1, 2000 to refinance $9.0 million of 7.5% bonds. See additional discussion below under "Cash Flows From Financing Activities."

The $8.7 million of proceeds from assets sold for the nine months ended September 30, 2000 was mainly due to the sale of land.

See "Contribution of Electric Generating Plants to Conectiv" for information concerning this non-cash investing and financing transaction, which, among other effects on the balance sheet, caused a $350 million decrease in property, plant and equipment and a $316 million decrease in common stockholder's equity.

Cash Flows From Financing Activities

Common dividends paid decreased to $19.1 million for the nine months ended September 30, 2000, from $69.3 million for the nine months ended September 30, 1999, due to lower payments to Conectiv.

As discussed in Note 9 to the Consolidated Financial Statements, on behalf of DPL, the Delaware Economic Development Authority issued $70.14 million of bonds on July 7, 2000 and loaned the proceeds to DPL. Of the bonds issued, $38.9 million have a variable interest rate and a maturity date of July 1, 2030, $15.0 million have a fixed interest rate of 5.5% and a maturity date of July 1, 2025, and $16.24 million have a fixed interest rate of 5.65% and a maturity date of July 1, 2028. The fixed interest rate bonds are subject to mandatory tender on July 1, 2010, and DPL may choose to redeem and/or remarket all or a portion of the tendered bonds. The $70.14 million of proceeds received by DPL on July 7, 2000 and additional cash were used to redeem $61.17 million of bonds (7.47% average interest rate) on September 1, 2000 and $9.0 million of 7.5% bonds on October 1, 2000.

Other bond redemptions for DPL included $2.1 million of 7 1/8% Pollution Control Bonds on February 1, 2000 and $1.4 million of 6.95% Amortizing First Mortgage Bonds on June 1, 2000.

DPL's capital structure including current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below as of September 30, 2000, and December 31, 1999. The changes in DPL's capital structure were primarily due to the contribution of electric generating plants to Conectiv, effective July 1, 2000.

                                                    September 30,  December 31,
                                                        2000           1999
                                                        ----           ----
Common stockholder's equity                             27.0%          36.4%
Preferred stock and preferred trust securities           9.8%           8.6%
Long-term debt, including current maturities
   and variable rate demand bonds                       63.2%          55.0%

Ratio of Earnings to Fixed Charges

DPL's ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends under the SEC Methods are shown below. See Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.



                                                             Year Ended December 31,
                                                           ----------------------------
                                             12 Months
                                                Ended
                                            September 30,
                                                2000       1999  1998  1997  1996  1995
                                                ----       ----  ----  ----  ----  ----
 Ratio of Earnings to
   Fixed Charges (SEC Method)                   3.33       3.65  2.92  2.83  3.33  3.54
 Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends (SEC Method)        3.06       3.37  2.72  2.63  2.83  2.92

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

As of September 30, 2000, DPL held derivative instruments solely for the purposes of hedging the cost of supplying natural gas under regulated tariffs in Delaware. Prior to the transfer on July 1, 2000 of certain electric generating plants to Conectiv and energy-trading activities to another Conectiv subsidiary, DPL's activities included energy commodity trading and sales of the electricity produced by non-regulated electric generating plants. To minimize the commodity market risk associated with these activities, DPL had engaged in commodity hedging. Some hedging activities were conducted using energy derivatives (futures, options, and swaps) and the remainder of DPL's hedging activity was conducted by backing physical transactions with offsetting physical positions. The hedging objectives included the assurance of stable and known minimum cash flows and the fixing of favorable prices and margins when they become available.

DPL uses a value-at-risk model to assess the market risk of its electricity and gas commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. DPL estimates value-at-risk across its power and gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. Due to the operation of the regulated gas cost recovery clause, DPL had no value-at-risk as of September 30, 2000. As of December 31, 1999, DPL's calculated value-at-risk with respect to its commodity price exposure associated with contractual arrangements was approximately $5.3 million.

                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

Exhibits
--------

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27, Financial Data Schedule

Reports on Form 8-K
--------------------

On July 7, 2000, DPL filed a Current Report on Form 8-K dated July 1, 2000 reporting on Item 5, Other Events.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Delmarva Power & Light Company
                               --------------------------------
                                         (Registrant)



Date:  November 13, 2000       /s/ John C. van Roden
       -----------------       ----------------------------------------
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