Form 10-K405
period 2000-12-31
DELMARVA POWER & LIGHT CO /DE/
filed 2001-04-02
CIK 27879

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


                  For the fiscal year ended December 31, 2000

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-1405

                               ----------------

                        DELMARVA POWER & LIGHT COMPANY
            (Exact name of registrant as specified in its charter)

       Delaware & Virginia                      51-0084283
(States or other jurisdictions of
 incorporation or organization)    (I.R.S. Employer Identification No.)

                        800 King Street, P. O. Box 231
                          Wilmington, Delaware 19899
                   (Address of principal executive offices)

                 Registrant's telephone number (302) 429-3069

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
              Title of each class              on which registered
              -------------------             ---------------------
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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         Page
                                                                         -----
PART I

Item 1.Business
 General................................................................   I-1
 Business Segments......................................................   I-1
 Regulation.............................................................   I-1
 Contribution of Electric Generating Plants to Conectiv and Transfer of
  Trading Activities....................................................   I-2
 Agreements for the Sales of Electric Generating Plants.................   I-2
 Sources of Revenues....................................................   I-3
 Electricity and Gas Delivery...........................................   I-3
 Electric Utility Industry Restructuring................................   I-3
 Default Service........................................................   I-4
 Capacity...............................................................   I-4
  Electric Generating Plants............................................   I-4
  Purchased Power.......................................................   I-4
  Supplying Forecasted Peak Loads.......................................   I-4
 PJM Interconnection L.L.C. ............................................   I-5
 Fuel Supply for Electric Generation....................................   I-5
  Coal..................................................................   I-5
  Oil...................................................................   I-6
 Energy Adjustment Clauses..............................................   I-6
 Retail Electric Rates..................................................   I-6
 Customer Billing.......................................................   I-6
 Cost Accounting Manual/Code of Conduct.................................   I-7
 Virginia Affiliates Act................................................   I-7
 Regulated Gas Delivery and Supply......................................   I-7
 Capital Spending and Financing Program.................................   I-8
 Environmental Matters..................................................   I-8
  Air Quality Regulations...............................................   I-8
  Water Quality Regulations.............................................   I-9
  Hazardous Substances..................................................   I-9
 Executive Officers.....................................................  I-10

Item 2.Properties.......................................................  I-11

Item 3.Legal Proceedings................................................  I-11

Item 4.Submission of Matters to a Vote of Security Holders..............  I-11

PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder      II-1
 Matters................................................................

Item 6.Selected Financial Data..........................................  II-2

Item 7.Management's Discussion and Analysis of Financial Condition and    II-3
 Results of Operations..................................................

Item 7A.Quantitative and Qualitative Disclosures About Market Risk...... II-14

Item 8.Financial Statements and Supplementary Data...................... II-15

Item 9.Changes in and Disagreements with Accountants on Accounting and   II-46
 Financial Disclosure...................................................

PART III

Item 10.Directors and Executive Officers of the Registrant..............  III-1

Item 11.Executive Compensation..........................................  III-1

Item 12.Security Ownership of Certain Beneficial Owners and Management..  III-8

Item 13.Certain Relationships and Related Transactions..................  III-8

PART IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-    IV-1
 K......................................................................

Signatures..............................................................   IV-4

                                    PART I

ITEM 1. BUSINESS

General

  Delmarva Power & Light Company (DPL) is a regulated public electric and gas utility and a subsidiary of Conectiv, which is a Delaware corporation and a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). PUHCA imposes certain restrictions on the operations of regis-tered holding companies and their subsidiaries. DPL was incorporated in Dela-ware in 1909 and in Virginia in 1979. Effective March 1, 1998, DPL and Atlan-tic Energy, Inc. (Atlantic) consummated a series of merger transactions (the 1998 Merger) by which DPL and Atlantic City Electric (ACE) became wholly owned subsidiaries of Conectiv. Effective with the 1998 Merger, DPL's former non-utility subsidiaries were transferred to Conectiv. For additional information about the 1998 Merger, refer to Note 5 to the Consolidated Financial State-ments included in Item 8 of Part II.

  On February 9, 2001, the Boards of Directors of Conectiv and Potomac Elec-tric Power Company (Pepco) approved an Agreement and Plan of Merger (Conectiv/Pepco Merger Agreement) under which Pepco will acquire Conectiv for a combination of cash and stock. The transaction is subject to various statu-tory and regulatory approvals and approval by the stockholders of Conectiv and Pepco.

  As a public utility, DPL supplies and delivers electricity and natural gas to its customers under the trade name Conectiv Power Delivery. These business-es, which are discussed below, are weather sensitive and seasonal because sales of electricity are usually higher during the summer months due to air conditioning usage and natural gas sales are usually higher in the winter when gas is used for space-heating. DPL supplies electricity to customers with power purchased from other suppliers and electricity generated by its power plants. A transition to market pricing and terms of service for supplying electricity in DPL's regulated service area began in 1999. Approximately 95% of DPL's electricity delivery customers can now elect to choose an alternative electricity supplier.

  DPL had 975 employees, including 802 employees represented by labor organi-zations, as of December 31, 2000. DPL had 269 fewer employees as of December 31, 2000 compared to December 31, 1999, mainly due to the transfer of employ-ees to Conectiv's service company, Conectiv Resource Partners, Inc. (CRP). CRP provides a variety of support services to Conectiv subsidiaries. The costs of CRP are directly assigned and allocated to Conectiv's subsidiaries.

Business Segments

  For other information concerning DPL's business segments, see Note 22 to the Consolidated Financial Statements included in Item 8 of Part II.

Regulation

  Certain aspects of DPL's utility businesses are subject to regulation by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, respective-ly), the Virginia State Corporation Commission (VSCC), and the Federal Energy Regulatory Commission (FERC). As discussed below under "Electricity and Gas Supply," the nature of the state commissions' regulation of retail electricity sales changed during 1999. Excluding sales not subject to price regulation, the percentages of retail electric and gas utility operating revenues regu-lated by each regulatory commission for the year ended December 31, 2000, were as follows: DPSC, 62.8%; MPSC, 34.0%; and VSCC, 3.2%. Wholesale sales are sub-ject to FERC regulation. Retail gas sales are subject to regulation by the DPSC.

  As discussed above, as a subsidiary of a registered holding company under the PUHCA, DPL is subject to certain restrictions imposed by PUHCA on the op-erations of subsidiaries of registered holding companies.

Contribution of Electric Generating Plants to Conectiv and Transfer of Trading Activities

  Effective July 1, 2000, Conectiv formed Conectiv Energy Holding Company
(CEH), which has subsidiaries engaged in non-regulated electricity production and sales, and energy trading and marketing. Prior to the formation of CEH, DPL's business activities included trading electricity and natural gas and the sale of electricity produced by non-regulated electric generating units. These activities began transitioning from DPL to CEH and its subsidiaries effective July 1, 2000. In connection with forming CEH, DPL contributed the following assets and liabilities to Conectiv on July 1, 2000 at net book value: (a) strategic electric generating plants (approximately 1,374 megawatts (MW) of capacity), (b) certain non-strategic electric generating plants (approximately 127 MW of capacity), which are expected to be sold through a special purpose entity, and (c) related transmission equipment, inventories, other assets and liabilities. This transaction caused a $350 million decrease in property, plant and equipment and a $316 million decrease in common stockholder's equi-ty.

Agreements for the Sales of Electric Generating Plants

  During 1999 and 2000, as discussed in Note 11 to the Consolidated Financial Statements included in Part II of Item 8, DPL entered into agreements for the sale of its nuclear and baseload fossil fuel-fired electric generating plants. Pursuant to the agreements, DPL sold its ownership interests in nuclear elec-tric generating plants (331 MW) on December 29, 2000 and the related nuclear fuel for approximately $32 million. As of December 31, 2000, all the electric generating plants of DPL, which have 954 MW of capacity, were subject to a sales agreement which provides for proceeds of $509 million before selling ex-penses and certain adjustments. The net book value of the electric generating plants of DPL was $259.6 million as of December 31, 2000.

  As of December 31, 1999, DPL had ownership interests in electric generating plants representing 2,775.8 MW of electric generating capacity. The decrease in electric generating capacity from 1999 to 2000 resulted from the sale of the ownership interests of DPL in nuclear electric generating units and the contribution of certain electric generating plants to Conectiv. After the sales of the baseload fossil fuel-fired electric generating plants of DPL are completed, the principal remaining businesses of DPL will be the transmission and distribution of electricity. DPL will also continue to supply and deliver gas under regulated tariffs.

  DPL's exit from the businesses of electricity production and competitive en-ergy activities is expected to cause a decrease in DPL's earnings capacity.

  Consummation of the sales of the electric generating plants is subject to the receipt of required regulatory approvals. In addition, the agreements for the sales of the electric generating plants contemplated that the sales of the plants of DPL and ACE, which is also selling its power plants, would occur si-multaneously. Appeals related to the final order of the New Jersey Board of Public Utilities (NJBPU) concerning restructuring the electricity supply busi-ness of Public Service Electric and Gas Company (PSE&G) and recent electricity shortages and price increases in California have resulted in delays in the is-suance of required regulatory approvals, the NJBPU's final order concerning restructuring the electricity supply business of ACE, and the closings of the sales of the electric generating units. On December 6, 2000, the New Jersey Supreme Court affirmed the judgment of the New Jersey Superior Court Appellate Division, which had previously upheld the NJBPU's final order concerning the PSE&G restructuring. Management currently expects the sales of DPL's fossil fuel-fired electric generating plants to take place during 2001. However, man-agement cannot predict the timing of the issuance of required NJBPU approvals, the timing or outcome of appeals, if any, of such approvals, or the effect of any of the foregoing on the ability of DPL to consummate the sales of electric generating plants.

Sources of Revenues

  The sources of DPL's 2000 consolidated revenues on a percentage basis were as follows:

   Electricity sales
    Regulated (subject to price regulation) *............................  51.6%
    Non-regulated (not subject to price regulation)......................  17.6
   Gas sales
    Regulated............................................................   5.4
    Non-regulated........................................................  24.0
   Other services........................................................   1.4
                                                                          -----
                                                                          100.0%
                                                                          =====

--------
* In 2000, DPL's regulated electric retail revenues were earned from the following customer classes: residential--45.8%; commercial--36.6%; industrial--15.1%; and other--2.5%.

  As discussed above, DPL contributed electric generating plants with 1,501 MW of capacity to Conectiv effective July 1, 2000 and has agreements for the sale of its remaining electric generating plants. Also, DPL's competitive energy activities, including energy trading, have been phased-out and transferred to a subsidiary of CEH. As a result of these transactions, revenues from non-reg-ulated electricity and gas sales in 2001 are expected to be much less signifi-cant than the amounts earned in 2000; any revenues earned by DPL in 2001 from non-regulated electricity or gas sales would result primarily from settling transactions entered into prior to July 1, 2000.

Electricity and Gas Delivery

  In addition to the topics that are discussed within this section, informa-tion about the electric and gas delivery businesses are included in Part I un-der the following captions: "Retail Electric Rates," "Customer Billing," "Cost Accounting Manual/Code of Conduct," "Virginia Affiliates Act," and "Regulated Gas Delivery and Supply."

  DPL delivers electricity to approximately 472,600 regulated customers through its transmission and distribution systems and also supplies electric-ity to most of its electricity delivery customers. Rates charged to DPL's cus-tomers for delivery services are subject to regulation primarily by the DPSC, MPSC, and VSCC. DPL's regulated electric service area has a population of ap-proximately 1.2 million and covers an area of about 6,000 square miles on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia).

  DPL delivers natural gas through its gas transmission and distribution sys-tems to approximately 110,800 customers in a service territory that covers about 275 square miles in Northern Delaware and has a population of approxi-mately 0.5 million.

  The electricity and gas delivered to customers by DPL may be supplied by DPL or alternative suppliers.

Electric Utility Industry Restructuring

  The electric utility business of DPL was restructured in 1999 pursuant to legislation enacted in Delaware and Maryland and orders issued to DPL by the DPSC and MPSC. Among other things, the restructuring orders provided for cus-tomer choice of electricity suppliers, decreases in customer electric rates, partial recovery of stranded costs, and no change in DPL's customer rates for the divestiture of its electric power plants. All of DPL's Delaware and Mary-land customers, or about 95% of DPL's customers, could choose an alternative electricity supplier by October 1, 2000. For information about restructuring the electricity supply business of DPL, see Notes 1, 7, 8, and 13 to the Con-solidated Financial Statements, included in Item 8 of Part II, and "Electric Utility Industry Restructuring" within Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), included in Item 7 of
Part II.

Default Service

  DPL is obligated to supply electricity to customers who do not choose an al-ternative electricity supplier for three years for non-residential customers and four years for residential customers during the transition periods that began on October 1, 1999, in Delaware and July 1, 2000, in Maryland. Differ-ences between DPL's actual energy costs and the related amounts included in customer rates began affecting DPL's earnings as of October 1, 1999, for DPL's Delaware business and July 1, 2000, for DPL's Maryland business.

  For information concerning the source of electricity supplied for default service, see "Supplying Forecasted Peak Loads" below.

Capacity

  Capacity is the capability to produce electric power from owned electric generating units and differs from the electric energy markets, which trade the actual energy being generated. Capacity may also be purchased through third-party contracts. As discussed below, the PJM Interconnection, L.L.C. (PJM) power pool operates a centralized capacity market, which allows PJM member companies such as Conectiv to buy or sell capacity as needed for the electric utility operations of Conectiv subsidiaries. As a member of the PJM, Conectiv is obligated to maintain capacity levels based on its allocated share of esti-mated aggregate PJM capacity requirements, including the portion attributable to DPL. More capacity will need to be purchased after the electric generating units subject to sales agreements are sold.

Electric Generating Plants

  The capacity provided by the electric generating plants of DPL as of Decem-ber 31, 2000 is summarized in the chart below. As discussed above, all of the electric generating plants of DPL are subject to agreements for sale. The net generating capacity available for operations at any time may be less than the total net installed generating capacity due to generating units being out of service for inspection, maintenance, repairs, or unforeseen circumstances.

                                                                         MW of
                                                                        Capacity
                                                                        --------
   Coal-fired (Indian River electric generating station)...............   767
   Oil-fired (Vienna electric generating station)......................   153
   Combustion turbines.................................................    34
                                                                          ---
   Electric Generating Capacity........................................   954
                                                                          ===

Purchased Power

  As discussed in Note 18 to the Consolidated Financial Statements included in
Item 8 of Part II, as of December 31, 2000, DPL had long-term purchased power contracts, which provided 697 MW of capacity and the related energy. Also, the terms of the agreement for the sale of DPL's wholly owned electric generating plants provides for DPL to purchase 500 megawatt-hours of firm electricity per hour from the buyer of the plants beginning upon completion of the sale and continuing through December 31, 2005.

Supplying Forecasted Peak Loads

  Management currently forecasts a peak load of 2,530 MW in 2001 for DPL's de-fault service.

  During 2001, DPL expects to enter into contracts with one or more suppliers that would supply all electricity requirements for DPL's default service obli-gation. Conectiv Energy Supply Inc. (CESI), a subsidiary of CEH, may seek to supply some or all of DPL's default service load obligation. Once DPL has se-cured such supply contract(s), it expects to sell the capacity and energy of its electric gener-ating plants to CESI and also assign its rights and obligations under pur-chased power agreements to CESI. Should DPL not enter into such supply con-tracts, then approximately 65% of DPL's forecasted 2001 default service load requirement would be supplied from a combination of long-term power purchases and electricity generated by plants of DPL. The balance of the supply would be purchased from the spot market.

PJM Interconnection, L.L.C

  Pursuant to Conectiv's PJM membership, the generation and transmission fa-cilities of DPL are operated on an integrated basis with other electricity suppliers in Pennsylvania, New Jersey, Maryland, and the District of Columbia, and are interconnected with other major utilities in the eastern half of the United States. This power pool improves the reliability and operating econo-mies of the systems in the group and provides capital economies by permitting shared reserve requirements. The PJM's installed capacity as of December 31, 2000, was 58,701 MW. The PJM's peak demand during 2000 was 49,430 MW on August 9, which resulted in a summer reserve margin of 18.4% (based on installed ca-pacity of 58,524 MW on that date).

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

  There are a number of factors that distinguish the PJM market from Califor-nia, and make the types of problems recently experienced there less likely. The most prominent difference is the extent to which there is adequate gener-ating capacity to meet demand in the region. The PJM's reserve margin is 18 percent, which is considerably higher than the reserve margin in California. The two markets have also operated differently. Considerable price risk for California utilities resulted from requirements to sell a significant portion of their generation assets and, until recently, buy their energy from the spot market (longer-term forward contracts were not permitted). In contrast, PJM utilities have not been required to divest of their generation assets and have been permitted to lock in prices through long-term contracts, and to mitigate risk with use of other hedging instruments. Finally, California is highly de-pendent on gas-fired and hydro electric generation, both of which are highly dependent on weather. In contrast, PJM has a more diverse fuel mix, including a substantial base of coal and nuclear generators.

Fuel Supply for Electric Generation

  The electric generating capacity of DPL by fuel type is shown above under "Electric Generating Plants." To facilitate the purchase of adequate amounts of fuel, DPL contracts with various suppliers of coal and oil on both a long- and short-term basis. Management does not anticipate any difficulty in ob-taining adequate amounts of fuel for DPL's electric generating plants.

  DPL's obligations for coal and oil supply contracts related to the fossil fuel-fired electric generating units to be sold are expected to be assumed by NRG Energy, Inc., the party which has agreed to purchase the fossil fuel-fired plants.

Coal

  During 2000, DPL purchased the coal supply requirements for the 767 MW In-dian River electric generating station and certain electric generating units contributed to Conectiv on July 1, 2000 as follows: 70% under contracts of less than three years in duration, 10% under long-term contracts (up to ten years), and 20% on the spot market. During 2001, management expects that approximately 75% of the coal requirements will be purchased under supply contracts and the other 25% purchased on the spot market. DPL's long-term coal contracts generally contain provisions for periodic and limited price adjust-ments, which are based on current market prices.

Oil

  A two-year residual oil supply contract that expires in 2001 provides 90% to 100% of the fuel supply requirements for the Vienna Generating Station (153
MW).

Energy Adjustment Clauses

  As a result of electric utility industry restructuring, energy adjustments in DPL's regulated retail electric tariffs were eliminated effective October 1, 1999 in Delaware and effective June 30, 2000 in Maryland and Virginia. The energy adjustment clauses provided for collection from customers of fuel costs and purchased energy costs. Earnings volatility may increase due to elimina-tion of DPL's energy adjustment clauses.

  A gas cost rate clause provides for the recovery of gas costs through regu-lated tariffs from DPL's regulated gas customers. Gas costs for regulated, on-system customers are charged to operations based on costs billed to customers under the gas cost rate clause. Any under-collection or over-collection of gas costs in a current period is generally deferred. Customers' rates are adjusted periodically to reflect amounts actually paid by DPL for purchased gas.

  Natural gas commodity prices and futures rose to unprecedented levels during 2000 due to increased demand for gas to generate electricity, low storage lev-els nationally, and cold weather. DPL's Gas Cost Rate (GCR) was increased by 9.6% on December 1, 2000 to recover those increases in the natural gas commod-ities. On December 8, 2000, DPL was required by its gas service tariff to file for an additional increase of 23%, which became effective on February 1, 2001. DPL is currently involved in an evidentiary process to prove the reasonable-ness of those rate increases, and expects final approval in 2001. As of Decem-ber 31, 2000, DPL had deferred $16.9 million of natural gas costs in anticipa-tion of recovering such costs from customers through the gas cost rate clause.

Retail Electric Rates

  Effective October 1, 1999, DPL's Delaware residential electric rates were reduced 7.5% in connection with the restructuring of the Delaware electric utility industry. Also, electric rates in effect on October 1, 1999 are to re-main unchanged for four years for Delaware residential customers and three years for Delaware non-residential customers. The 7.5% Delaware residential rate reduction reduced revenues by approximately $17.5 million on an annualized basis.

  A 7.5% reduction in DPL's Maryland residential electric rates became effec-tive July 1, 2000, in connection with the restructuring of the Maryland elec-tric utility industry. Also, the electric rates in effect on July 1, 2000 are to remain unchanged for four years for Maryland residential customers and three years for Maryland non-residential customers. Management estimates that the initial 7.5% Maryland residential rate reduction will reduce revenues by approximately $12.5 million on an annualized basis.

  For additional information concerning the impact of electric utility indus-try restructuring on customer rates, see Note 8 to the Consolidated Financial Statements included in Item 8 of Part II.

Customer Billing

  In December 1999, a new customer billing system was installed primarily to accommodate the unbundled utility bills required by electric utility industry restructuring. As with any complex billing system changeover, errors occurred. The financial impact for DPL of the conversion to the new customer billing system was primarily slower collection of accounts receiv-able. In a settlement to conclude a DPSC review of the billing system, DPL agreed to provide a credit of approximately $2.5 million to customers' bills. The credits were reflected on customers' bills in February 2001.

Cost Accounting Manual/Code of Conduct

  DPL has cost allocation and direct charging mechanisms in place to prevent cross-subsidization of competitive activities by regulated utility activities. DPL is also subject to various Codes of Conduct that affect the relationship between DPL's regulated activities and Conectiv's unregulated activities. Most unregulated energy activities formerly conducted by DPL were transferred to CEH, as discussed above under "Contribution of Electric Generating Plants to Conectiv and Transfer of Trading Activities." In general, these Codes of Con-duct limit information obtained through utility activities from being dissemi-nated to employees engaged in non-regulated activities, restrict or prohibit sales leads, joint sales calls and joint promotions; require separation of certain employees and functions; and require separation of certain office space and facilities.

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

  On November 1, 1999, DPL instituted a pilot program to provide transporta-tion service and a choice of gas suppliers to a group of retail customers. The program was open to 15% of residential and 15% of small commercial customers. Approximately 40% of residential and 80% of small commercial customers who were eligible for the program actually enrolled. Primarily due to high natural gas prices and market price volatility, most of the customers participating in the pilot program were returned to DPL by their supplier in the last quarter of 2000. As of March 1, 2001, no customers remained in the pilot program, which expires in October 2001.

  DPL purchases gas supplies from marketers and producers under spot market, short-term, and long-term agreements. As shown in the table below, DPL's maxi-mum 24-hour system capability, including natural gas purchases, storage deliv-eries, and the emergency sendout capability of its peak shaving plant, is 190,416 Mcf (thousand cubic feet).

                                                   Number of Expiration  Daily
                                                   Contracts   Dates      Mcf
                                                   --------- ---------- -------
   Supply.........................................      1         2001    9,180
   Transportation.................................     19    2001-2016   86,152
   Storage........................................     11    2001-2013   50,084
   Local Peak Shaving (emergency capability)......                       45,000
                                                                        -------
     Total........................................                      190,416
                                                                        =======

  DPL experienced an all-time daily peak in combined firm sales and transpor-tation sendout of 175,059 Mcf on January 17, 2000. DPL's peak shaving plant liquefies, stores, and re-gasifies natural gas in order to provide supplemen-tal gas in the event of pipeline supply shortfalls or system emergencies.

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

  DPL's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the Securities and Exchange Commission (SEC) Methods for 2000-1996 are shown below.

                                                      Year Ended December 31,
                                                      ------------------------
                                                      2000 1999 1998 1997 1996
                                                      ---- ---- ---- ---- ----
   Ratio of Earnings to Fixed Charges (SEC Method)... 3.47 3.65 2.92 2.83 3.33
   Ratio of Earnings to Fixed Charges and Preferred
    Stock Dividends (SEC Method)..................... 3.20 3.37 2.72 2.63 2.83

  For purposes of computing the above ratios, earnings, including Allowance For Funds Used During Construction, are income before extraordinary item plus income taxes and fixed charges, less capitalized interest. Fixed charges in-clude gross interest expense, the estimated interest component of rentals, and dividends on preferred securities of a subsidiary trust. For the ratio of earnings to fixed charges and preferred dividends, preferred stock dividends represent preferred stock dividend requirements multiplied by the ratio that pre-tax income bears to net income.

Environmental Matters

  DPL is subject to various federal, regional, state, and local environmental regulations, including air and water quality control, oil pollution control, solid and hazardous waste disposal, and limitation on land use. Permits are required for construction projects and the operation of existing facilities. DPL has incurred, and expects to continue to incur, capital expenditures and operating costs because of environmental considerations and requirements. How-ever, forecasted 2001 capital requirements for compliance with environmental regulations are not significant.

  DPL has a continuing program to assure compliance with the environmental standards adopted by various regulatory authorities.

Air Quality Regulations

  The federal Clean Air Act required utilities and other industries to signif-icantly reduce emissions of air pollutants such as sulfur dioxide (SO\\2\\) and oxides of nitrogen (NOx) by the year 2000. The electric generating units of DPL are in compliance with these requirements.

  The electric generating plants of DPL have complied with Title I of the Clean Air Act, the ozone non-attainment provisions, which require states to promulgate Reasonably Available Control Technology (RACT) regulations for ex-isting sources located within ozone non-attainment areas or within the North-east Ozone Transport Region (NOTR). Additional "post-RACT" NOx emission regu-lations are being pursued by states in the NOTR. In 2000, the electric gener-ating plants of DPL complied with post-RACT requirements. In addition to the above requirements, the United States Environmental Protection Agency (USEPA) has proposed summer seasonal NOx controls commensurate with reductions of up to 85% below baseline years by the year 2003 for a 22-state region, including Delaware and New Jersey. Because Delaware has not yet promulgated regulations to implement the reductions that the USEPA has mandated by 2003, DPL currently cannot determine the additional operating and capital costs that will be in-curred to comply with these initiatives.

  In July 1997, the USEPA adopted new federal air quality standards for par-ticulate matter and ozone. The new particulate matter standard addresses fine particulate matter. Attainment of the fine particulate matter standard may re-quire reductions in NOx and SO\\2\\. However, under the time schedule an-nounced by the USEPA, particulate matter non-attainment areas will not be des-ignated until 2002 and control measures to meet this standard will not be identified until 2005.

Water Quality Regulations

  The Clean Water Act provides for the imposition of effluent limitations to regulate the discharge of pollutants, including heat, into the waters of the United States. National Pollution Discharge Elimination System (NPDES) permits issued by state environmental regulatory agencies specify effluent limita-tions, monitoring requirements, and special conditions with which facilities discharging waste-waters must comply. To ensure that water quality is main-tained, permits are issued for a term of five years and are modified as neces-sary to reflect requirements of new or revised regulations or changes in fa-cility operations.

  DPL holds NPDES permits for the Vienna and Indian River power plants. The NPDES permit for the Vienna power plant is expected to be renewed, maintaining the current permit limitations, in early 2001. The NPDES permit issued by the Delaware Department of Natural Resources and Environmental Control (DNREC) for the Indian River power plant expired in 1992 but has been administratively ex-tended and the plant continues to operate under the conditions of the existing permit. Studies have been conducted to determine thermal impacts and the re-sults of the studies are currently under evaluation by DNREC. The studies are intended to support a request for a variance from thermal water quality stan-dards in order to allow the plant to continue operating under the current dis-charge temperature limitations. In addition, the NPDES permit for the Indian River power plant requires studies to determine impacts on aquatic organisms by the plant's intake structures. The studies began in 1999 and will be com-pleted in 2001. The results of these studies will determine whether upgrades to intake structures are required to minimize environmental impacts.

Hazardous Substances

  The nature of the electric and gas utility businesses results in the produc-tion or handling of various by-products and substances, which may contain sub-stances defined as hazardous under federal or state statutes. The disposal of hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes autho-rize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. DPL's exposure is minimized by adherence to environmental standards for DPL-owned facilities and through a waste disposal contractor screening and audit process.

  In December 1999, DPL discovered an oil leak at the Indian River power plant. DPL took action to determine the source of the leak and cap it, contain the oil to minimize impact to a nearby waterway and recover oil from the soil. Remediation costs are expected to be approximately $10 million, including ap-proximately $3 million of cumulative expenditures which had been incurred as of December 31, 2000. In addition, DPL paid $350,000 in penalties and $100,000 for an environmental improvement project to DNREC in connection with the oil leak and another matter related to the Indian River power plant.

  DPL's current liabilities included $8.8 million as of December 31, 2000 and $2.0 million as of December 31, 1999 for potential clean-up and other costs related to sites at which DPL is a potentially responsible party or alleged to be a third-party contributor, including the Indian River power plant discussed above. DPL does not expect such future costs to have a material effect on its financial position or results of operations. For additional information, see
Note 21 to the Consolidated Financial Statements included in Item 8 of Part
II.

Executive Officers

  The names, ages, and positions of all of the executive officers of DPL as of December 31, 2000, are listed below, along with their business experiences during the past five years. Officers of DPL are elected annually by DPL's Board of Directors. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                           Executive Officers of DPL
                           (As of December 31, 2000)

        Name, Age and Position         Business Experience During Past 5 Years
        ----------------------         ---------------------------------------
 Howard E. Cosgrove, 57.............. Elected 1998 as Chairman of the Board and
  Chief Chairman of the Board,        Chief Executive Officer of Conectiv and
  President and Executive Officer     Delmarva Power & Light and Company.
                                      Elected 1992 as Chairman of the Board,
                                      President and Chief Executive Officer of
                                      Delmarva Power & Light Company.

 Thomas S. Shaw, 53.................. Elected 2000 as President and Chief
  Executive Vice President            Operating Officer of Conectiv. Elected
                                      1998 as Executive Vice President of
                                      Conectiv and Delmarva Power & Light
                                      Company. Elected 1992 as Senior Vice
                                      President of Delmarva Power & Light
                                      Company.

 John C. van Roden, 51............... Elected 1998 as Senior Vice President and
  Senior Vice President and           Chief Financial Officer of Conectiv and
  Chief Financial Officer             Delmarva Power & Light Company.
                                      Principal, Cook and Belier, Inc. in 1998.
                                      Senior Vice President/Chief Financial
                                      Officer and Vice President/Treasurer,
                                      Lukens, Inc. from 1987 to 1998.

 Barbara S. Graham, 52............... Elected 1999 as Senior Vice President of
  Senior Vice President               Conectiv and Delmarva Power & Light
                                      Company. Elected 1998 as Senior Vice
                                      President and Chief Financial Officer of
                                      Conectiv and Delmarva Power & Light
                                      Company. Elected 1994 as Senior Vice
                                      President, Treasurer and Chief Financial
                                      Officer of Delmarva Power & Light
                                      Company.

 Joseph M. Rigby, 44................. Elected 2000 as Senior Vice President of
  Vice President                      Conectiv and Vice President of Delmarva
                                      Power & Light Company. 1999, Vice
                                      President, Electric Delivery, Conectiv.
                                      1998, Vice President Gas Delivery,
                                      Conectiv. 1997, Vice President, Merger
                                      Integration Team, Conectiv. 1996,
                                      Director of Human Resources, Atlantic
                                      Energy, Inc.

 William H. Spence, 43............... Elected 2000 as Senior Vice President of
  Vice President                      Conectiv. Vice President of Delmarva
                                      Power & Light Company, 1998-2000. Vice
                                      President and General Manager of Merchant
                                      Energy, Conectiv 1998-1999. Director of
                                      Merchant Energy, Delmarva Power & Light
                                      Company, 1996-1997.

 James P. Lavin, 53.................. Elected 1998 as Controller of Conectiv
  Controller and Chief Accounting     and Delmarva Power & Light Company.
  Officer                             Elected 1993 as Comptroller, Delmarva
                                      Power & Light Company.

ITEM 2. PROPERTIES

                                                                    Generating
                                                                     Capacity
       Electric Generating Station                   Location       (kilowatts)
       ---------------------------                   --------       ----------
   Coal-Fired
      Indian River.................... Millsboro, DE.............    767,000
                                                                     -------
   Oil-Fired
      Vienna.......................... Vienna, MD................    153,000
                                                                     -------
   Combustion Turbines
      Indian River.................... Millsboro, DE.............     17,000
      Vienna.......................... Vienna, MD................     17,000
                                                                     -------
                                                                      34,000
                                                                     -------
   Total Electric Generating Capacity.............................   954,000
                                                                     =======

  The above table sets forth the summer electric generating capacity of the electric generating plants of DPL.

  Substantially all utility plants and properties of DPL are subject to the lien of the Mortgage under which DPL's First Mortgage Bonds are issued.

  The electric transmission and distribution systems of DPL includes 1,393 transmission poleline miles of overhead lines, 5 transmission cable miles of underground cables, 6,931 distribution poleline miles of overhead lines, and 5,540 distribution cable miles of underground cables.

  DPL has a liquefied natural gas plant located in Wilmington, Delaware, with a storage capacity of 3.045 million gallons and an emergency sendout capability of 45,000 Mcf per day. DPL also owns eight natural gas city gate stations at various locations in its gas service territory. These stations have a total sendout capacity of 200,000 Mcf per day.

  The following table sets forth DPL's gas pipeline miles:

   Transmission Mains....................................................   111*
   Distribution Mains.................................................... 1,605
   Service Lines......................................................... 1,179

--------
* Includes 7.2 miles of joint-use gas pipeline that is used 10% for gas oper-ations and 90% for electric operations.

  DPL also owns and occupies a number of properties and buildings that are used for office, service, and other purposes.

ITEM 3. LEGAL PROCEEDINGS

  For information concerning penalties paid in connection with the environ-ment, see "Hazardous Substances," under "Environmental Matters," which is in-cluded in Item 1 of Part I.

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

                        DELMARVA POWER & LIGHT COMPANY

ITEM. 6 SELECTED FINANCIAL DATA

                                        Year Ended December 31,
                         ----------------------------------------------------------------
                            2000       1999         1998(1)         1997          1996
                         ---------- ----------     ----------    ----------    ----------
                                         (Dollars in Thousands)
Operating Results
Operating Revenues...... $2,097,678 $2,235,523     $1,905,743    $1,415,367    $1,168,664
Operating Income........ $  300,722 $  314,261 (2) $  265,427(4) $  226,294    $  250,389
Income Before
 Extraordinary Item..... $  141,816 $  142,179 (2) $  112,410(4) $  105,709(5) $  116,187
Extraordinary Item, Net
 of Income Taxes of
 $147,780 (3)...........         -- $ (253,622)(3)         --            --            --
Net Income (Loss)....... $  141,816 $ (111,443)(2) $  112,410(4) $  105,709(5) $  116,187
Earnings (Loss)
 Applicable to Common
 Stock.................. $  136,871 $ (115,883)(2) $  108,058(4) $  101,218(5) $  107,251
Capitalization
Common Stockholder's
 Equity................. $  470,480 $  676,183     $  851,494    $  954,496    $  934,913
Preferred Stock Not
 Subject to Mandatory
 Redemption.............     89,703     89,703         89,703        89,703        89,703
Preferred Securities of
 Subsidiary Trust
 Subject to Mandatory
 Redemption.............     70,000     70,000         70,000        70,000        70,000
Variable Rate Demand
 Bonds (VRDB) (6).......    104,830    104,830         71,500        71,500        85,000
Long-Term Debt..........    913,024    917,207        951,911       983,672       904,033
                         ---------- ----------     ----------    ----------    ----------
Total Capitalization
 with VRDB.............. $1,648,037 $1,857,923     $2,034,608    $2,169,371    $2,083,649
                         ========== ==========     ==========    ==========    ==========
Other Information
Total Assets............ $2,406,119 $2,704,785     $2,904,851    $3,015,481    $2,931,855
Long-Term Capital Lease
 Obligations............ $      872 $   14,175     $   17,003    $   19,877    $   20,552
Capital Expenditures.... $  111,117 $   87,903     $  114,663    $  156,808    $  165,595
Common Dividends
 Declared (7)........... $   24,282 $   59,428     $   94,860    $   94,065    $   93,294

--------
(1) As discussed in Note 5 to the Consolidated Financial Statements, Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE) be-came wholly-owned subsidiaries of Conectiv (the 1998 Merger) on March 1, 1998. In conjunction with the 1998 Merger, DPL transferred its non-util-ity subsidiaries to Conectiv. The 1998 Consolidated Statement of Income includes two months of operating results of DPL's former non-utility sub-sidiaries.
(2) In 1999, special charges primarily for employee separations and certain other non-recurring items decreased operating income by $10.5 million and income before extraordinary item, net income, and earnings applicable to common stock by $6.4 million.
(3) As discussed in Note 7 to the Consolidated Financial Statements, the ex-traordinary item in 1999 resulted from the restructuring of the electric utility industry and discontinuing the application of Statement of Finan-cial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."
(4) In 1998, special charges for employee separation costs and other 1998 Merger-related costs decreased operating income by $27.4 million and in-come before extraordinary item, net income, and earnings applicable to common stock by $16.6 million.
(5) In 1997, the after-tax gain on the sale of a landfill and waste-hauling company increased income before extraordinary item, net income, and earn-ings applicable to common stock by $13.7 million.
(6) Although Variable Rate Demand Bonds are classified as current liabili-ties, DPL intends to use the bonds as a source of long-term financing as discussed in Note 16 to the Consolidated Financial Statements.
(7) Amounts shown in total, rather than on a per-share basis, since DPL is a wholly-owned subsidiary of Conectiv. Excludes non-cash dividends for (a) the contribution to Conectiv of electric generating plants and other as-sets and liabilities with a net book value of $316.3 million, on July 1, 2000, as discussed in Note 11 to the Consolidated Financial Statements,
     (b) $2.0 million of other property contributed to Conectiv in 2000, and
     (c) the transfers of non-utility subsidiaries to Conectiv on March 1, 1998, due to the 1998 Merger, at net book value of $123.4 million.

                        DELMARVA POWER & LIGHT COMPANY

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such dis-closures without the threat of litigation, provided those statements are iden-tified as forward-looking and are accompanied by meaningful, cautionary state-ments identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on manage-ment's beliefs as well as assumptions made by and information currently avail-able to management. When used herein, the words "intend," "will," "antici-pate," "estimate," "expect," "believe," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: the effects of deregulation of energy supply and the unbundling of delivery services; the ability to enter into purchased power agreements on acceptable terms; market demand and prices for energy, capacity, and fuel; weather variations affecting energy usage; operating performance of power plants; an increasingly competitive marketplace; results of any asset disposi-tions; sales retention and growth; federal and state regulatory actions; fu-ture litigation results; costs of construction; operating restrictions; in-creased costs and construction delays attributable to environmental regula-tions; and credit market concerns. Delmarva Power & Light Company (DPL) under-takes no obligation to publicly update or revise any forward-looking state-ments, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclo-sures made prior to the effective date of the Litigation Reform Act.

OVERVIEW

  DPL is a subsidiary of Conectiv, which is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). On March 1, 1998, Conectiv was formed (the 1998 Merger) through an exchange of common stock with DPL and Atlantic Energy, Inc. (Atlantic). In conjunction with the 1998 Merger, DPL became a Conectiv subsidiary and transferred its ownership in non-utility subsidiaries to Conectiv on March 1, 1998. The 1998 Consolidated Statement of Income includes the operating results of the former non-utility subsidiaries for January and February.

  On February 9, 2001, the Boards of Directors of Conectiv and Potomac Elec-tric Power Company (Pepco) approved an Agreement and Plan of Merger under which Pepco will acquire Conectiv for a combination of cash and stock. The transaction is subject to various statutory and regulatory approvals and ap-proval by the stockholders of Conectiv and Pepco.

  DPL is a public utility located on the Delmarva Peninsula (Delaware and por-tions of Maryland and Virginia) which supplies and delivers electricity and natural gas to its customers. DPL supplies electricity to customers with power purchased from other suppliers and electricity generated by its power plants. A transition to market pricing and terms of service for supplying electricity in DPL's regulated service area began in 1999. Approximately 95% of DPL's electricity delivery customers can now elect to choose an alternative elec-tricity supplier.

  Effective July 1, 2000, Conectiv formed Conectiv Energy Holding Company
(CEH), which has subsidiaries engaged in non-regulated electricity production and sales, and energy trading and marketing. Prior to the formation of CEH, DPL's business activities included trading electricity and natural gas and the sale of electricity produced by non-regulated electric generating units. These activities began transitioning from DPL to CEH and its subsidiaries effective July 1, 2000. In connection with forming CEH, DPL contributed the following assets and liabilities to Conectiv on July 1, 2000 at net book value: (a) strategic electric generating plants (approximately 1,374 megawatts of capaci-ty), (b) certain non-strategic electric generating plants (approximately 127 megawatts of capacity), which are expected to be sold through a special pur-pose entity, and (c) related transmission equipment, inventories, other assets and liabilities. This transaction caused a $350 million decrease in property, plant and equipment and a $316 million decrease in common stockholder's equi-ty.

  During 1999 and 2000, as discussed in Note 11 to the Consolidated Financial Statements, DPL entered into agreements for the sale of its nuclear and baseload fossil fuel-fired electric generating plants. Pursuant to the agree-ments, DPL sold its ownership interests in nuclear electric generating plants on December 29, 2000. As of December 31, 2000, all the electric generating plants of DPL, which have 954 megawatts (MW) of capacity, were subject to a sales agreement. As of December 31, 1999, DPL had ownership interests in elec-tric generating plants representing 2,775.8 MW of electric generating capaci-ty. The decrease in electric generating capacity from 1999 to 2000 resulted from the sale of the ownership interests of DPL in nuclear electric generating units and the contribution of certain electric generating plants to Conectiv. After the sales of the baseload fossil electric generating plants of DPL (954 MW of capacity) are completed, the principal remaining businesses of DPL will be the transmission and distribution of electricity. DPL will purchase power to supply electricity to customers who do not choose alternative electricity suppliers, as discussed under "Default Service." DPL will also continue to supply and deliver gas under regulated tariffs.

EARNINGS RESULTS SUMMARY

  Earnings applicable to common stock were $136.9 million for 2000, including a $12.8 million after-tax gain on the sale of DPL's ownership interests in nu-clear power plants. In 1999, DPL reported a net loss applicable to common stock of $115.9 million. The 1999 net loss resulted from (i) a $253.6 million extraordinary charge, after income taxes of $147.8 million, applicable to com-mon stock for discontinuing the application of Statement of Financial Account-ing Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS No. 71) to DPL's electricity supply businesses because of deregulation, and (ii) $6.4 million of special charges, net of taxes, primar-ily for the costs of employee separations and certain other nonrecurring items. For additional information concerning deregulation and the extraordi-nary charge to earnings, see Notes 1, 7, 8, and 13 to the Consolidated Finan-cial Statements and the "Electric Utility Industry Restructuring" section within Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

  Excluding the $12.8 million gain on the sales of DPL's ownership interests in nuclear plants, earnings were $124.1 million in 2000, compared to earnings of $144.1 million for 1999, adjusted to exclude the $260.0 million of extraor-dinary and special charges. The $20.0 million earnings decrease, as adjusted, was mainly due to a lower amount of gross margin earned from regulated elec-tricity sales due to customer rate decreases, higher average energy costs, and cooler summer weather. These negative earnings variances were partly offset by lower operation, maintenance and depreciation expenses.

  Earnings of $144.1 million for 1999, which exclude extraordinary and special charges, are comparable to 1998 earnings of $128.2 million, adjusted to ex-clude (i) special charges of $16.6 million, net of taxes, for the cost of em-ployee separations associated with 1998 Merger-related workforce reductions and other 1998 Merger-related costs, and (ii) a $3.5 million net loss from two months of non-utility subsidiary operations. Thus, on an adjusted basis, earn-ings for 1999 compared to 1998 increased $15.9 million. This earnings increase was mainly due to higher retail electric and gas sales, which benefited from the effects of weather, partly offset by electric rate decreases and higher operating expenses.

  As discussed above under "Overview," DPL contributed electric generating plants with 1,501 MW of capacity to Conectiv effective July 1, 2000 and has agreements for the sale of its remaining electric generating plants. Also, DPL's competitive energy activities, including energy trading, have been phased-out and transferred to a subsidiary of CEH. DPL's exit from the busi-nesses of electricity production and competitive energy activities is expected to cause a decrease in DPL's earnings capacity. In part, the 2000 earnings de-crease reflects the effects of the phase-out of these businesses.

  DPL's participation in energy markets, which has recently decreased as dis-cussed above, results in exposure to commodity market risk. DPL has controls in place that are intended to keep risk exposures within certain management-approved risk tolerance levels. For additional information concerning commod-ity market risk, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk," included herein.

ELECTRIC UTILITY INDUSTRY RESTRUCTURING

  During the latter half of 1999, as discussed in Notes 1, 7, 8 and 13 to the Consolidated Financial Statements, the Delaware Public Service Commission
(DPSC) and Maryland Public Service Commission (MPSC) issued orders to DPL, concerning restructuring the electricity supply businesses of DPL. Based on these orders, DPL determined that the requirements of SFAS No. 71 no longer applied to its electricity supply businesses as of September 30, 1999. As a result, DPL discontinued applying SFAS No. 71 and applied the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS No. 101) and Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity--Is-sues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4), which among other things, resulted in an extraordinary charge to earn-ings of $253.6 million, net of income taxes of $147.8 million. The provisions of the restructuring orders issued by the DPSC and MPSC are summarized below.

Implementation Dates

  The table below shows when DPL's Delaware and Maryland retail electric cus-tomers could first elect to choose an alternative electricity supplier. DPL has proposed to the Virginia State Corporation Commission (VSCC) to offer all of its Virginia retail customers the option of choosing an alternative elec-tricity supplier beginning on January 1, 2002. Revenues from regulated retail electricity sales in Virginia represented approximately 3.2% of DPL's regu-lated retail electric and gas revenues for 2000.

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

Revenue Reductions

  Pursuant to the electric utility restructuring orders issued by the DPSC, and MPSC, electric rate decreases became effective on the dates shown in the table below.

                                        Estimated Annualized
State                                     Revenue Decrease       Effective Date
-----                                 -------------------------  ---------------
Delaware............................. $17.5 million , or 7.5%(1) October 1, 1999
Maryland............................. $12.5 million, or 7.5% (1) July 1, 2000

--------
(1) Represents a 7.5% reduction in residential rates, which are held constant for four years. Non-residential rates are held constant for three years.

Regulatory Implications on Sales of Electric Generating Plants

  Under the restructuring orders issued by the DPSC and MPSC, DPL's Delaware and Maryland retail electric rates will not be changed in the event DPL sells or transfers generating assets. Based on the terms of the restructuring orders and agreements for the sale of certain electric generating plants, management expects to recognize a net gain in earnings when the sales of certain electric generating plants are completed. There can be no assurances, however, that the sales of the electric generating plants will be completed pursuant to the agreements, or that any gain will be realized from such sales of electric gen-erating plants.

Stranded Cost Recovery

  Based on the DPSC and MPSC restructuring orders, DPL recorded recoverable stranded costs in the third quarter of 1999, which had a pre-tax balance of approximately $29 million as of December 31, 2000. Although only partial stranded cost recovery was provided for by the restructuring orders of the DPSC and MPSC, any gain that may be realized on the sale of the electric gen-erating units which were owned by DPL at the time of deregulation will in-crease future earnings.

Shopping Credits

  Customers who choose an alternative electricity supplier receive a credit to their bill, or a shopping credit, which generally represents the cost of elec-tricity supply and transmission service.

Default Service

  DPL is obligated to supply electricity to customers who do not choose an al-ternative electricity supplier for three years for non-residential customers and four years for residential customers during the transition periods that began on October 1, 1999, in Delaware and July 1, 2000, in Maryland. Differ-ences between DPL's actual energy costs and the related amounts included in customer rates began affecting DPL's earnings as of October 1, 1999, for DPL's Delaware business and July 1, 2000, for DPL's Maryland business.

  DPL expects to enter into contracts with one or more suppliers under which the suppliers will be responsible for coordinating and supplying electricity for default service. Conectiv Energy Supply, Inc. (CESI), which is a subsidi-ary of CEH, may seek to supply some or all of DPL's Default Service load obli-gation. Once DPL has secured such supply contracts, it expects to sell the ca-pacity and energy of its electric generating plants to CESI and also assign its rights and obligations under purchased power agreements to CESI. For in-formation concerning long-term purchased power contracts, see Note 18 to the Consolidated Financial Statements.

AGREEMENTS FOR THE SALE OF ELECTRIC GENERATING PLANTS

  On September 30, 1999, Conectiv announced that DPL reached agreements to sell its ownership interests in nuclear plants to PSEG Power LLC and PECO En-ergy Company (PECO). Pursuant to the agreements, DPL sold its 7.51% (164 MW) interest in Peach Bottom and 7.41% (167 MW) interest in Salem on December 29, 2000 and the related nuclear fuel for approximately $32 million. DPL used ap-proximately $26 million of the proceeds to repay the lease obligation related to the nuclear fuel. In accordance with the sales agreements, DPL transferred its decommissioning trust funds and related obligation for decommissioning the plants to the purchasers. Completion of these sales resulted in a gain of $16.6 million before income taxes ($12.8 million after income taxes). The pre-tax gain primarily resulted from the reversal of previously accrued liabili-ties associated with the nuclear plants and is classified as a reduction of operating expenses in the 2000 Consolidated Statement of Income.

  On January 19, 2000, Conectiv announced that DPL reached an agreement to sell certain wholly and jointly owned fossil fuel-fired electric generating plants to NRG Energy, Inc. (NRG), a subsidiary of Northern States Power Compa-ny. Certain of these electric generating plants were transferred to another Conectiv subsidiary on July 1, 2000 and will be sold to NRG by that subsidi-ary. The electric generating units which DPL will sell to NRG had an electric generating capacity of 954 MW and a net book value of $259.6 million as of De-cember 31, 2000. Management expects proceeds from the planned sales of the electric generating plants of DPL (954 MW) will be approximately $509 million and will be used to repay debt and to fund expansion of Conectiv's electric generation business. Some or all of DPL's proceeds from the sale of the elec-tric generating plants could be paid as a dividend to Conectiv, or loaned to Conectiv's pool of funds that Conectiv subsidiaries borrow from or invest in depending on their cash position. The terms of DPL's agreement with NRG pro-vide for DPL to purchase from NRG 500 megawatt-hours of firm electricity per hour from completion of the sale through December 31, 2005. As discussed above under Default Service, this purchase agreement is expected to be assigned to CESI.

  Consummation of the sales of the electric generating plants is subject to the receipt of required regulatory approvals. In addition, the agreements for the sales of the electric generating plants contemplated that the sales of the plants of DPL and Atlantic City Electric Company (ACE), a Conectiv subsidiary in New Jersey which is also selling its power plants, would occur simultane-ously. Appeals related to the final order of the New Jersey Board of Public Utilities (NJBPU) concerning restructuring the electricity supply business of Public Service Electric and Gas Company (PSE&G) and recent electricity short-ages and price increases in California have resulted in delays in the issuance of required regulatory approvals, the NJBPU's final order concerning restruc-turing the electricity supply business of ACE, and the closings of the sales of the electric generating units. Effective October 3, 2000, the agreements relating to the sale of the nuclear plants were amended to, among other things, permit separate closings of the sales of the ACE and DPL interests in the nuclear plants. DPL's ownership interests in the nuclear electric generat-ing plants were sold on December 29, 2000, as discussed above. On December 6, 2000, the New Jersey Supreme Court affirmed the judgment of the New Jersey Su-perior Court Appellate Division, which had previously upheld the NJBPU's final order concerning the PSE&G restructuring. Management currently expects the sales of DPL's fossil fuel-fired electric generating plants to take place dur-ing 2001. However, management cannot predict the timing of the issuance of re-quired NJBPU approvals, the timing or outcome of appeals, if any, of such ap-provals, or the effect of any of the foregoing on the ability of DPL to con-summate the sales of electric generating plants.

  Based on the terms of the restructuring orders and DPL's sales agreement with NRG, management expects to recognize a net gain in earnings when DPL com-pletes the sale of its electric generating plants. There can be no assurances, however, that the sales of the electric generating plants will be completed pursuant to the agreements, or that any gain will be realized from such sales of electric generating plants. As of December 31, 2000, approximately $15 mil-lion of costs associated with selling the electric generating plants had been deferred as an adjustment to the expected future gain or loss on the sales. In the event the sales are not completed, these costs would be expensed.

OPERATING REVENUES

Electric Revenues

                                                       2000     1999     1998
                                                     -------- -------- --------
                                                       (Dollars in millions)
Regulated electric revenues......................... $1,083.4 $1,101.5 $1,054.6
Non-regulated electric revenues.....................    369.2    289.9    274.8
                                                     -------- -------- --------
Total electric revenues............................. $1,452.6 $1,391.4 $1,329.4
                                                     ======== ======== ========

  The table above shows the amounts of electric revenues earned that are sub-ject to price regulation (regulated) and that are not subject to price regula-tion (non-regulated). "Regulated electric revenues" include revenues for de-livery (transmission and distribution) service and electricity supply service within the service area of DPL.

Regulated Electric Revenues

  In 2000, "Regulated electric revenues" decreased by $18.1 million to $1,083.4 million, from $1,101.5 million for 1999. In 1999, "Regulated electric revenues" increased by $46.9 million to $1,101.5 million, from $1,054.6 mil-lion in 1998. Details of the variances in "Regulated electric revenues" are shown below.

                                                                 Increase
                                                               (Decrease) in
                                                                 Regulated
                                                             Electric Revenues
                                                             -----------------
                                                               2000     1999
                                                             compared compared
                                                             to 1999  to 1998
                                                             -------- --------
                                                                (Dollars in
                                                                 millions)
Customers choosing alternative electricity suppliers........  $(78.0)  $(7.0)
Decrease in retail rates for electric utility industry
 restructuring and the 1998 Merger..........................   (20.0)   (6.4)
Variance in volumes of interchange and resale sales.........    29.3    18.4
Retail sales volume, sales mix, and all other...............    50.6    41.9
                                                              ------   -----
                                                              $(18.1)  $46.9
                                                              ======   =====

  As discussed above under "Electric Utility Industry Restructuring," the op-tion of choosing an alternative electricity supplier was phased-in from Octo-ber 1, 1999 to October 1, 2000 for DPL's Delaware customers and became effec-tive July 1, 2000 for DPL's Maryland customers.

  Regulated retail electricity delivery sales increased by approximately 4.7% in 2000 and 2.9% in 1999, reflecting higher customer usage and an increased number of customers.

Non-regulated electric revenues

  "Non-regulated electric revenues" resulted primarily from electricity trad-ing activities, bulk sales of electricity including sales of output from de-regulated electric generating plants, and competitive retail sales. As dis-cussed above, the business activities associated with "Non-regulated electric revenues" are being phased-out by DPL. As discussed in Note 9 to the Consoli-dated Financial Statements, the net pre-tax gains or gross margin (revenues less related purchased power costs) from electricity trading activities were $1.2 million in 2000, $6.0 million in 1999, and $11.4 million in 1998.

  Some customers of DPL purchased electricity marketed by "Conectiv Energy" (the trade name under which DPL marketed competitive retail energy) and reve-nues from these competitive sales are included in "Non-regulated electric rev-enues." These activities began transitioning from DPL to CEH and its subsidi-aries effective July 1, 2000. DPL is terminating its competitive retail energy business.

  In 2000, "Non-regulated electric revenues" increased by $79.3 million to $369.2 million, from $289.9 million for 1999. This revenue increase resulted from higher wholesale sales of electricity generated by deregulated power plants and higher competitive retail electricity sales, partly offset by lower volumes of electricity traded. A significant portion of the revenue increase is due to the timing of the deregulation of the electric generating plants, which resulted in more months of deregulated operations during 2000.

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

Gas Revenues

                                                            2000   1999   1998
                                                           ------ ------ ------
                                                               (Dollars in
                                                                millions)
Regulated gas revenues.................................... $112.3 $115.9 $106.7
Non-regulated gas revenues................................  504.0  694.7  426.4
                                                           ------ ------ ------
Total gas revenues........................................ $616.3 $810.6 $533.1
                                                           ====== ====== ======

  The table above shows the amounts of gas revenues earned from sources which were subject to price regulation (regulated) and which were not subject to price regulation (non-regulated). DPL's on-system sales and transportation of natural gas are generally subject to price regulation. Effective July 1, 2000, DPL ended its non-regulated gas trading activities and began the phase-out of its competitive retail gas sales.

  For 2000, "Regulated gas revenues" decreased $3.6 million primarily because some commercial and industrial customers elected to buy gas from alternative suppliers. Since DPL's gross margin from supplying regulated gas customers is insignificant, the effect of the revenue decrease on pre-tax profits was mini-mal. For 1999, "Regulated gas revenues" increased $9.2 million mainly due to colder winter weather which caused an increase in residential customers' gas usage levels for home heating.

  "Non-regulated gas revenues" decreased by $190.7 million for 2000 compared to 1999 primarily due to the transfer of non-regulated gas trading activities to another Conectiv subsidiary, effective July 1, 2000. "Non-regulated gas revenues increased by $268.3 million for 1999 compared to 1998 primarily due to higher volumes of natural gas traded. As discussed in Note 9 to the Consolidated Financial Statements, the net pre-tax gains and losses (revenues less related purchased gas costs) from gas trading activities were as follows: a $2.1 million loss in 2000; a $5.0 million gain in 1999; and in-significant in 1998.

Other Services Revenues

  Other services revenues for 2000 decreased by $4.8 million primarily due to less construction services provided to a major customer. Other services reve-nues decreased by $9.7 million in 1999 mainly due to the two months of reve-nues from the non-utility subsidiaries included in operating results for 1998, partly offset by higher revenue for administrative facilities of DPL used by Conectiv's service company pursuant to regulations of the PUHCA.

OPERATING EXPENSES

Electric Fuel and Purchased Energy and Capacity

  "Electric fuel and purchased energy and capacity" increased $126.6 million for 2000 compared to 1999 mainly due to higher volumes of non-regulated elec-tricity generated, increased kWh output for default service load requirements, and higher average energy costs per kWh. Regulated energy adjustment clauses prior to deregulation had generally eliminated the effect of seasonal and other energy price fluctuations on costs expensed. Since DPL's average energy costs for supplying electricity to default service customers increased in 2000, the absence of energy adjustment clauses unfavorably affected earnings for 2000 compared to 1999. Lower capacity costs, due to the discontinuance of SFAS No. 71 to the electricity supply business, mitigated the total expense increase.

  Electric fuel and purchased power increased $28.6 million in 1999 primarily due to higher kWh output for the load requirements of customers and higher av-erage energy costs per kWh.

Gas Purchased

  Gas purchased decreased by $188.2 million for 2000 compared to 1999 primar-ily due to the transfer of non-regulated gas trading activities to another Conectiv subsidiary. Lower volumes of gas supplied under regulated tariffs to commercial and industrial customers in DPL's service area also contributed to the decrease. Gas purchased for 1999 compared to 1998 increased by $268.6 mil-lion primarily due to higher volumes of non-regulated natural gas traded.

Other Services' Cost of Sales

  Other services' costs of sales decreased by $1.0 million in 2000 principally due to less construction services provided to a major customer. Other servic-es' cost of sales decreased by $6.6 million in 1999 mainly due to the transfer of DPL's non-utility subsidiaries to Conectiv on March 1, 1998, partly offset by the impact of a full year's costs for administrative facilities of DPL which are used by Conectiv's service subsidiary, established in 1998.

Special Charges

  As discussed in Note 6 to the Consolidated Financial Statements, special charges of $10.5 million before taxes ($6.4 million after taxes) were recorded in the third quarter of 1999 primarily for costs of employee separations and certain other non-recurring items.

  In 1998, DPL recorded special charges of $27.4 million before taxes ($16.6 million after taxes) for the cost of DPL employee separations associated with the 1998 Merger-related workforce reduction and other 1998 Merger-related costs. The $27.4 million pre-tax charge included a net $45.5 million gain from curtailments and settlements of pension and other postretirement benefits.

Gain on Sale of Interest in Nuclear Plants

  For information concerning the gain in 2000 on the sale of the ownership in-terests of DPL in nuclear electric generating plants, see the discussion above under "Agreements for the Sale of Electric Generating Plants."

Operation and Maintenance Expenses

  In 2000, operation and maintenance expenses decreased by $16.6 million to $255.1 million, from $271.7 million for 1999. This decrease was mainly due to lower costs of pension and other postretirement benefits and the transfer of certain electric generating plants to Conectiv effective July 1, 2000, partly offset by higher expenses associated with regulated utility customer delivery service.

  In 1999, operation and maintenance expenses increased by $6.6 million to $271.7 million. This increase was primarily due to higher expenses associated with regulated utility customer delivery service and electric generating plant operations, partly offset by a decrease from the transfer of the non-utility subsidiaries to Conectiv on March 1, 1998.

Depreciation and Amortization

  In 2000, depreciation and amortization expenses decreased $16.4 million due to the transfer of certain electric generating plants to Conectiv (effective July 1, 2000) and the write-down in the third quarter of 1999 of the nuclear electric generating plants and regulatory assets in connection with discontin-uing the application of SFAS No. 71 to the electricity supply business. Depre-ciation of capital improvements to the electric transmission and distribution systems placed in-service in 2000 and amortization of "Recoverable stranded costs" partly offset the decrease from lower depreciation of power plants.

  In 1999, depreciation and amortization expense decreased $3.0 million mainly due to the reduction in book values of regulatory assets and electric power plants which resulted from discontinuing the application of SFAS No. 71 to the electricity supply business.

Taxes Other Than Income Taxes

  Taxes other than income taxes decreased $1.5 million in 2000 primarily due to lower gross receipts taxes on lower revenues and a decrease in property taxes due to the transfer of certain electric generating plants to Conectiv.

  The $3.6 million increase in taxes other than income taxes for 1999 was principally due to higher revenues.

INTEREST EXPENSE

  Interest charges before capitalized amounts decreased $3.8 million in 1999 primarily due to lower average debt balances.

INCOME TAXES

  Income taxes decreased in 2000 and increased in 1999 primarily due to changes in the amount of income before income taxes and extraordinary item. The decrease in income taxes for 2000 also includes a $4.4 million expense credit from the reversal of deferred investment tax credits, associated with DPL's ownership interests in nuclear electric generating plants, upon the sale of the plants.

NEW ACCOUNTING STANDARD

  DPL implemented the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, effective Jan-uary 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, un-der SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is ini-tially recorded in other comprehensive income (a separate component of common stockholders' equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. Changes in the fair value of other hedging de-rivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

  As of December 31, 2000, DPL held derivative instruments (fair value of $14.4 million) solely in connection with limiting regulated gas customers ex-posure to commodity price uncertainty. Any gains or losses on derivative in-struments associated with the regulated gas supply are subject to the provi-sions of SFAS No. 71. The initial effects of adopting SFAS No. 133 were recog-nition of a $14.4 million asset for the fair value of the derivative instru-ments and a $14.4 million regulatory liability for the effects of regulation. To the extent DPL holds derivative instruments for non-regulated transactions subsequent to initial adoption of SFAS No. 133, there may be increased vola-tility in DPL's earnings, revenues and common stockholder's equity.

LIQUIDITY AND CAPITAL RESOURCES

General

  DPL's primary ongoing sources of capital are internally generated funds (net cash provided by operating activities less common and preferred dividends) and external financings. Additionally, restructuring the electric utility industry has created new opportunities for raising capital. As discussed under "Agree-ments for the Sale of Electric Generating Plants" DPL plans to sell in 2001 electric generating units with 954 MW of capacity for approximately $509 mil-lion, before certain adjustments and selling expenses. Capital requirements generally include construction expenditures for the electric and gas delivery businesses and the electric generating units, and repayment of debt, preferred securities and capital lease obligations.

  DPL's cash flows for 2000, 1999, and 1998 are summarized below.

                                                      2000     1999     1998
                                                     -------  -------  -------
                                                      (Dollars in Millions)
   Cash Flows Provided / (Used) By:
     Operating Activities........................... $ 220.3  $ 246.8  $ 246.2
     Investing Activities...........................  (143.7)  (103.7)  (142.6)
     Financing Activities...........................   (71.0)  (144.2)  (137.2)
                                                     -------  -------  -------
   Net change in cash and cash equivalents.......... $   5.6  $  (1.1) $ (33.6)
                                                     =======  =======  =======

Cash Flows From Operating Activities

  Cash flows from operating activities decreased $26.5 million for 2000 com-pared to 1999 primarily due to slower collections of accounts receivable, rate reductions, and higher average fuel prices, partly offset by lower income tax payments.

  Accounts receivable as of December 31, 2000 decreased by $25.3 million in comparison to December 31, 1999 due to the transfer of energy-trading activi-ties to another Conectiv subsidiary, partly offset by an increase caused by slower collections of accounts receivable attributed to conversion to a new customer billing system in December 1999. Accounts payable as of December 31, 2000 decreased from the balance as of December 31, 1999 mainly due to transfer of energy-trading activities to another Conectiv subsidiary.

Cash Flows From Investing Activities

  The most significant items included in cash flows from investing activities during 2000, 1999, and 1998 are summarized below.

                                                      Cash Provided/(Used)
                                                    --------------------------
                                                     2000      1999     1998
                                                    -------  --------  -------
                                                     (Dollars in Millions)
   Investment in Conectiv money pool............... $ (74.9) $  (13.5) $    --
   Capital expenditures............................  (111.1)    (87.9)  (114.7)
   Proceeds from sale of assets....................    44.1        --       --
   All other investing cash flows, net.............    (1.8)     (2.3)   (27.9)
                                                    -------  --------  -------
   Net cash used by investing activities........... $(143.7) $ (103.7) $(142.6)
                                                    =======  ========  =======

  The $74.9 million and $13.5 million uses of cash in 2000 and 1999, respec-tively, for "Investment in Conectiv money pool" represent the incremental amount of DPL's investment in Conectiv's pool of funds that Conectiv subsidi-aries borrow from or invest in, depending on their cash position.

  Capital expenditures increased by $23.2 million for 2000 to $111.1 million. This increase was primarily due to electric transmission and distribution sys-tem upgrades to increase system reliability. In 1999, capital expenditures de-creased by $26.8 million to $87.9 million. This decrease was primarily due to a shift in the funding of expenditures for certain assets to Conectiv's serv-ice subsidiary.

  The $44.1 million of proceeds from the sale of assets for 2000 includes ap-proximately $32 million from the sale of DPL's ownership interests in nuclear electric generating plants and proceeds from the sale of land and other as-sets. DPL used approximately $26 million of the proceeds from the sale of its ownership interests in nuclear electric generating plants to repay the lease obligation related to the nuclear fuel. Primarily due to repayment of DPL's nuclear fuel lease obligation in 2000, the cash used for the financing activ-ity "Principal portion of capital lease payments" increased in 2000 and the balance of DPL's capital lease obligations (current and long-term) decreased to $1.0 million as of December 31, 2000, from $26.7 million as of December 31, 1999.

  As of December 31, 1999, "Investments" primarily included deposits in exter-nal nuclear decommissioning trust funds. On December 29, 2000, the nuclear decommissioning trust funds were transferred to the purchasers of the owner-ship interests of DPL in nuclear electric generating plants, and primarily as a result of this transfer, "Investments" decreased to $6.3 million as of De-cember 31, 2000, from $69.5 million as of December 31, 1999.

  See "Overview" for information concerning the non-cash investing and financ-ing transaction involving the contribution of electric generating plants to Conectiv during 2000. Among other effects on the balance sheet, this transac-tion caused a $350 million decrease in property, plant and equipment and a $316 million decrease in common stockholder's equity. The 1998 Merger was also a primarily non-cash investing and financing transaction which resulted in a $123.4 million reduction in common stockholder's equity in 1998 due to the transfer of non-utility subsidiaries to Conectiv.

Cash Flows From Financing Activities

  DPL pays a common dividend each quarter to Conectiv. Common dividends paid were $25.0 million in 2000, $76.4 million in 1999, and $94.7 million in 1998.

  As a subsidiary of a registered holding company under PUHCA, DPL can pay dividends only to the extent of its retained earnings unless SEC approval is obtained.

  During 2000, 1999, and 1998, DPL's external financing activities primarily involved debt. Cash flows from debt financing activity during this three-year period are summarized below.

                                                  Cash Provided/(Used)
                                               ------------------------------
                                                Total   2000    1999    1998
                                               -------  -----  ------  ------
                                                  (Dollars in millions)
Long-term debt and Variable Rate Demand Bonds
  Issuances................................... $ 136.4  $70.1  $ 33.3  $ 33.0
  Purchases & redemptions.....................  (170.4) (73.7)  (64.6)  (32.1)
                                               -------  -----  ------  ------
  Net.........................................   (34.0)  (3.6)  (31.3)    0.9
Net change in short-term debt.................   (48.7)    --   (21.7)  (27.0)
                                               -------  -----  ------  ------
Net financing activity for long- and short-
 term debt.................................... $ (82.7) $(3.6) $(53.0) $(26.1)
                                               =======  =====  ======  ======

  For 2000, the $70.1 million debt issuance shown above resulted from the is-suance of bonds by the Delaware Economic Development Authority on behalf of DPL and the loan of the proceeds to DPL. The $70.1 million of long-term debt issued included $38.9 million of variable rate debt and $31.2 million of fixed rate debt (5.6% average rate). The proceeds and additional cash were used to redeem $70.17 million of long-term debt in 2000, which had an average interest rate of 7.5%.

  In 1999, $33.3 million of variable rate demand bonds were issued and $64.6 million of long-term debt with an average rate of 7.4% was repaid.

  In 1998, $33.0 million of 6.8% long-term debt was issued and $32.1 million of long-term debt with an average interest rate of 5.7% was redeemed.

  During 1998 and 1999, $48.7 million of short-term debt was repaid and there was no short-term debt outstanding as of December 31, 2000.

  DPL's capital structure as of December 31, 2000 and 1999, expressed as a percentage of total capitalization is shown below.

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
   Common stockholder's equity......................     28.5%        36.4%
   Preferred stock and preferred trust securities...      9.7%         8.6%
   Long-term debt, including current maturities, and
    variable rate demand bonds......................     61.8%        55.0%

  As discussed above, the contribution of electric generating plants to Conectiv during 2000 caused a $316 million decrease in common stockholder's equity. As a result, there was a decrease in common stockholder's equity as a percentage of total capitalization and increases in the percentages of total capitalization represented by long-term debt and preferred stock and securi-ties.

Forecasted Capital Requirements

  DPL's expected capital expenditures are estimated to be approximately $85 million in 2001, primarily for DPL's electric and gas delivery businesses. During 2002 and 2003, capital expenditures for DPL's electric and gas delivery businesses are expected to range from $60 million to $70 million per year. Capital requirements for electric generating plants have been reduced by the contribution of certain electric generating plants to Conectiv in July 2000 and the sale of DPL's ownership interests in nuclear electric generating plants in December 2000. After the expected sale in 2001 of DPL's temporarily retained electric generating plants, DPL would not have any electric generat-ing plants or the related capital expenditure requirements.

  Scheduled maturities of long-term debt over the next five years are as fol-lows: 2001--$2.3 million; 2002--$48.0 million; 2003--$92.2 million; 2004--
$37.5 million, 2005--$12.7 million.

Future capital requirements are expected to be funded through internally gen-erated funds and external financings.

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

Interest Rate Risk

  DPL is subject to the risk of fluctuating interest rates in the normal course of business. DPL manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. As of December 31, 2000, a hypotheti-cal 10% change in interest rates would result in a $0.6 million change in annualized interest costs and earnings before taxes related to variable rate debt.

Commodity Price Risk

  As of December 31, 2000, DPL held derivative instruments (futures, options, swap agreements, and forward contracts) solely for the purposes of limiting regulated gas customers exposure to commodity price uncertainty. Prior to the transfer on July 1, 2000 of certain electric generating plants to Conectiv and energy-trading activities to another Conectiv subsidiary, DPL's activities in-cluded energy commodity trading and sales of the electricity produced by non-regulated electric generating plants.

  DPL uses a value at risk model to assess the market risk of its electricity and gas commodity activities. The model includes fixed price sales commit-ments, physical forward contracts, and commodity derivative instruments. Value at risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence lev-el. DPL estimates value at risk across its power and gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. Due to the operation of the reg-ulated gas cost recovery clause, DPL had no value at risk as of December 31, 2000. As of December 31, 1999, DPL's calculated value at risk with respect to its commodity price exposure associated with contractual arrangements related to deregulated electricity generation and energy trading activities was ap-proximately $5.3 million.

                        DELMARVA POWER & LIGHT COMPANY

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             REPORT OF MANAGEMENT

  Management is responsible for the information and representations contained in the consolidated financial statements of Delmarva Power & Light Company
(DPL). Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, based upon currently available facts and circumstances and management's best estimates and judgments of the expected effects of events and transactions.

  DPL maintains a system of internal controls designed to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written administrative policies, a program of internal audits, and procedures to as-sure the selection and training of qualified personnel.

  PricewaterhouseCoopers LLP, independent accountants, are engaged to audit the financial statements and express their opinion thereon. Their audits are conducted in accordance with auditing standards generally accepted in the United States of America which include a review of selected internal controls to determine the nature, timing, and extent of audit tests to be applied.

  The Audit Committee of the Board of Directors, composed of outside directors only, meets with management, internal auditors, and independent accountants to review accounting, auditing, and financial reporting matters. The independent accountants are appointed by the Board of Directors on recommendation of the Audit Committee.

/s/ Howard E. Cosgrove                    /s/ John C. van Roden
_____________________________________     _____________________________________
Howard E. Cosgrove                        John C. van Roden
Chairman of the Board, President          Senior Vice President and
and Chief Executive Officer               Chief Financial Officer

February 12, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Delmarva Power & Light Company
Wilmington, Delaware

  In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page IV-1 present fairly, in all material respects, the financial position of Delmarva Power & Light Company and subsidiary companies ("DPL") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) on page IV-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and fi-nancial statement schedule are the responsibility of DPL's management; our re-sponsibility is to express an opinion on these financial statements and finan-cial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
_____________________________________
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

February 12, 2001

                         DELMARVA POWER & LIGHT COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Year Ended December 31,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
                                                  (Dollars in Thousands)
Operating Revenues
  Electric.................................  $1,452,575  $1,391,429  $1,329,393
  Gas......................................     616,352     810,573     533,108
  Other services...........................      28,751      33,521      43,242
                                             ----------  ----------  ----------
                                              2,097,678   2,235,523   1,905,743
                                             ----------  ----------  ----------
Operating Expenses
  Electric fuel and purchased energy and
   capacity................................     814,995     688,409     659,784
  Gas purchased............................     566,752     754,990     486,411
  Other services' cost of sales............      23,815      24,805      31,390
  Special charges..........................          --      10,504      27,418
  Gain on sale of interest in nuclear
   plants..................................     (16,612)         --          --
  Operation and maintenance................     255,072     271,693     265,104
  Depreciation and amortization............     112,532     128,927     131,919
  Taxes other than income taxes............      40,402      41,934      38,290
                                             ----------  ----------  ----------
                                              1,796,956   1,921,262   1,640,316
                                             ----------  ----------  ----------
Operating Income...........................     300,722     314,261     265,427
                                             ----------  ----------  ----------
Other Income...............................       5,394       6,118       5,455
                                             ----------  ----------  ----------
Interest Expense
  Interest charges.........................      78,022      78,754      82,527
  Allowance for borrowed funds used during
   construction and capitalized interest...        (919)     (1,562)     (2,019)
                                             ----------  ----------  ----------
                                                 77,103      77,192      80,508
                                             ----------  ----------  ----------
Preferred Dividend Requirement on Preferred
 Securities of a Subsidiary Trust..........       5,687       5,687       5,688
                                             ----------  ----------  ----------
Income Before Income Taxes And
 Extraordinary Item........................     223,326     237,500     184,686
Income Taxes, Excluding Income Taxes
 Applicable to Extraordinary Item..........      81,510      95,321      72,276
                                             ----------  ----------  ----------
Income Before Extraordinary Item...........     141,816     142,179     112,410
Extraordinary Item (Net of income taxes of
 $147,780).................................          --    (253,622)         --
                                             ----------  ----------  ----------
Net Income (Loss)..........................     141,816    (111,443)    112,410
Dividends on Preferred Stock...............       4,945       4,440       4,352
                                             ----------  ----------  ----------
Earnings (Loss) Applicable to Common
 Stock.....................................  $  136,871  $ (115,883) $  108,058
                                             ==========  ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                         DELMARVA POWER & LIGHT COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                           As of December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                                                               (Dollars in
                                                               Thousands)
ASSETS
Current Assets
  Cash and cash equivalents.............................. $    6,263 $      648
  Accounts receivable, net of allowances of $16,285 and
   $6,479, respectively..................................    283,426    308,690
  Accounts receivable from affiliated companies..........     21,915         --
  Investment in Conectiv money pool......................     88,341     13,473
  Inventories, at average costs
    Fuel (coal, oil and gas )............................     19,877     45,686
    Materials and supplies...............................     23,912     31,855
  Prepayments............................................     22,209     14,152
  Deferred energy supply costs...........................     22,094      8,612
  Deferred income taxes, net.............................         --     18,935
                                                          ---------- ----------
                                                             488,037    442,051
                                                          ---------- ----------
Investments..............................................      6,275     69,511
                                                          ---------- ----------
Property, Plant and Equipment
  Electric generation....................................    617,077  1,314,657
  Electric transmission and distribution.................  1,451,644  1,398,574
  Gas transmission and distribution......................    277,650    265,708
  Other electric and gas facilities......................    184,529    202,953
  Other property, plant and equipment....................      5,463      5,469
                                                          ---------- ----------
                                                           2,536,363  3,187,361
  Less: Accumulated depreciation.........................  1,090,557  1,434,597
                                                          ---------- ----------
  Net plant in service...................................  1,445,806  1,752,764
  Construction work-in-progress..........................     80,103     64,747
  Leased nuclear fuel, at amortized cost.................         --     25,592
  Goodwill, net..........................................     67,945     69,850
                                                          ---------- ----------
                                                           1,593,854  1,912,953
                                                          ---------- ----------
Deferred Charges and Other Assets
  Recoverable stranded costs, net........................     29,271     41,775
  Deferred recoverable income taxes......................     70,753     71,986
  Prepaid employee benefits costs........................    174,335    129,962
  Unamortized debt expense...............................     10,624     11,106
  Deferred debt refinancing costs........................      8,247      7,538
  Other..................................................     24,723     17,903
                                                          ---------- ----------
                                                             317,953    280,270
                                                          ---------- ----------
Total Assets............................................. $2,406,119 $2,704,785
                                                          ========== ==========

          See accompanying Notes to Consolidated Financial Statements

                         DELMARVA POWER & LIGHT COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                           As of December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                                                               (Dollars in
                                                               Thousands)
CAPITALIZATION AND LIABILITIES
Current Liabilities
  Long-term debt due within one year..................... $    2,253 $    1,545
  Variable rate demand bonds.............................    104,830    104,830
  Accounts payable.......................................    174,470    197,139
  Accounts payable to affiliated companies...............         --      9,934
  Taxes accrued..........................................     25,016     31,621
  Interest accrued.......................................     19,406     20,160
  Dividends payable......................................      6,463      7,027
  Current capital lease obligation.......................        111     12,495
  Above-market purchased energy contracts and other
   electric restructuring liabilities....................     16,305     33,109
  Deferred income taxes, net.............................      2,594         --
  Other..................................................     34,426     26,226
                                                          ---------- ----------
                                                             385,874    444,086
                                                          ---------- ----------
Deferred Credits and Other Liabilities
  Deferred income taxes, net.............................    340,048    341,748
  Deferred investment tax credits........................     20,505     34,823
  Long term capital lease obligation.....................        872     14,175
  Above-market purchased energy contracts and other
   electric restructuring liabilities....................     86,831    102,781
  Other..................................................     28,782     14,079
                                                          ---------- ----------
                                                             477,038    507,606
                                                          ---------- ----------
Capitalization
  Common stock, $2.25 par value; 1,000,000 shares
   authorized; 1,000 shares outstanding..................          2          2
  Additional paid-in-capital.............................    212,612    528,893
  Retained earnings......................................    257,866    147,288
                                                          ---------- ----------
  Total common stockholder's equity......................    470,480    676,183
  Preferred stock not subject to mandatory redemption....     89,703     89,703
  Preferred securities of subsidiary trust subject to
   mandatory redemption..................................     70,000     70,000
  Long-term debt.........................................    913,024    917,207
                                                          ---------- ----------
                                                           1,543,207  1,753,093
                                                          ---------- ----------
Commitments and Contingencies (Note 21)..................
                                                          ---------- ----------
Total Capitalization and Liabilities..................... $2,406,119 $2,704,785
                                                          ========== ==========

          See accompanying Notes to Consolidated Financial Statements

                         DELMARVA POWER & LIGHT COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
                                                  (Dollars in Thousands)
Cash Flows From Operating Activities
  Net income (loss)........................... $ 141,816  $(111,443) $ 112,410
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Extraordinary item, net of income taxes...        --    253,622         --
    Special charges...........................        --     10,504     27,418
    Depreciation and amortization.............   123,180    139,337    141,669
    Deferred income taxes, net................    74,217     32,079      5,796
    Investment tax credit adjustments, net....    (6,783)    (2,559)    (2,560)
    Pension expense credit....................   (43,840)   (31,663)   (26,996)
    Net change in:
      Accounts receivable.....................     2,733    (50,266)   (74,321)
      Inventories.............................     7,784     (2,480)    (6,803)
      Accounts payable........................   (35,592)    27,686     76,910
      Other current assets & liabilities (1)..   (21,825)    (4,262)    22,401
    Other, net................................   (21,351)   (13,725)   (29,719)
                                               ---------  ---------  ---------
Net cash provided by operating activities.....   220,339    246,830    246,205
                                               ---------  ---------  ---------
Cash Flows From Investing Activities
  Investment in Conectiv money pool...........   (74,868)   (13,473)        --
  Acquisition of businesses, net of cash
   acquired...................................        --         --     (8,970)
  Capital expenditures........................  (111,117)   (87,903)  (114,663)
  Net cash of non-utility subsidiaries
   transferred to Conectiv....................        --         --    (18,138)
  Deposits to nuclear decommissioning trust
   funds......................................      (333)    (2,667)    (4,238)
  Proceeds from assets sold...................    44,075         --         --
  Other, net..................................    (1,483)       283      3,445
                                               ---------  ---------  ---------
Net cash used by investing activities.........  (143,726)  (103,760)  (142,564)
                                               ---------  ---------  ---------
Cash Flows From Financing Activities
  Common dividends paid.......................   (25,029)   (76,369)   (94,700)
  Preferred dividends paid....................    (4,765)    (4,087)    (4,512)
  Long-term debt issued.......................    70,140         --     33,000
  Long-term debt redeemed.....................   (73,765)   (64,617)   (32,129)
  Principal portion of capital lease
   payments...................................   (36,220)   (10,410)    (9,724)
  Variable rate demand bonds issued...........        --     33,330         --
  Common stock issued.........................        --         --         63
  Common stock redeemed.......................        --         --     (1,983)
  Net change in short-term debt...............        --    (21,700)   (26,975)
  Cost of issuances and refinancings..........    (1,359)      (330)      (259)
                                               ---------  ---------  ---------
Net cash used by financing activities.........   (70,998)  (144,183)  (137,219)
                                               ---------  ---------  ---------
Net change in cash and cash equivalents.......     5,615     (1,113)   (33,578)
Cash and cash equivalents at beginning of
 year.........................................       648      1,761     35,339
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $   6,263  $     648  $   1,761
                                               =========  =========  =========

--------
(1)  Other than debt and deferred income taxes classified as current.

          See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S EQUITY

                            Common     Total Common             Additional                       Unearned
                            Shares     Stockholder's             Paid-in    Retained   Treasury  Compen-
                          Outstanding     Equity     Par Value   Capital    Earnings    Stock     sation
                          -----------  ------------- ---------  ----------  ---------  --------  --------
                                                    (Dollars in Thousands)
Balance as of December
 31, 1997...............   61,210,262    $ 954,496   $ 139,116  $ 526,812   $ 300,757  $(11,687)  $(502)
Net income..............                   112,410                            112,410
Cash dividends
 declared...............
 Common stock...........                   (94,860)                           (94,860)
 Preferred stock........                    (4,352)                            (4,352)
Issuance of common
 stock..................
 Business acquisitions..      488,473        9,090                                        9,090
 Stock options..........        3,200           63           7         56
Reacquired common
 shares.................      (90,764)      (1,933)                    50                (1,983)
Long-term incentive
 plan...................                       (41)                                                 (41)
Change in shares
 outstanding due to the
 1998 Merger (1)........  (61,831,699)          --    (139,121)   139,121
Transfers to Conectiv
 due to
 1998 Merger (2)........
 Non-utility
  subsidiaries..........                  (123,379)              (132,023)      8,644
 Treasury shares........      221,528           --                 (4,580)                4,580
 Unearned compensation..                        --                   (543)                          543
                          -----------    ---------   ---------  ---------   ---------  --------   -----
Balance as of December
 31, 1998...............        1,000      851,494           2    528,893     322,599        --      --
Net (loss)..............                  (111,443)                          (111,443)
Cash dividends
 declared...............
 Common stock...........                   (59,428)                           (59,428)
 Preferred stock........                    (4,440)                            (4,440)
                          -----------    ---------   ---------  ---------   ---------  --------   -----
Balance as of December
 31, 1999...............        1,000      676,183           2    528,893     147,288        --      --
Net income..............                   141,816                            141,816
Cash dividends
 declared...............
 Common stock...........                   (24,282)                           (24,282)
 Preferred stock........                    (4,945)                            (4,945)
Contribution of property
 to Conectiv............                    (2,000)                            (2,000)
Contribution to Conectiv
 of subsidiary which
 owned certain electric
 generating plants (3)..                  (316,292)              (316,281)        (11)
                          -----------    ---------   ---------  ---------   ---------  --------   -----
Balance as of December
 31, 2000...............        1,000    $ 470,480   $       2  $ 212,612   $ 257,866  $     --   $  --
                          ===========    =========   =========  =========   =========  ========   =====

--------
(1) As part of the 1998 Merger discussed in Note 5 to the Consolidated Finan-cial Statements, all of DPL's outstanding shares of stock were exchanged for Conectiv shares of stock on a one for one basis. Effective March 1, 1998, DPL had 1,000 shares of common stock outstanding, $2.25 par value, held by Conectiv.
(2) In conjunction with the 1998 Merger, DPL's non-utility subsidiaries, treasury shares and unearned compensation were transferred to Conectiv on March 1, 1998.
(3) See Note 11 to the Consolidated Financial Statements for additional in-formation.

         See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

  As discussed in Note 5 to the Consolidated Financial Statements, effective March 1, 1998, Delmarva Power & Light Company (DPL) and Atlantic Energy, Inc. (Atlantic) consummated a series of merger transactions (the 1998 Merger) by which DPL and Atlantic City Electric Company (ACE) became wholly-owned subsid-iaries of Conectiv. Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Effective with the 1998 Merger, DPL's former non-utility subsidiaries were transferred to Conectiv.

  On February 9, 2001, the Boards of Directors of Conectiv and Potomac Elec-tric Power Company (Pepco) approved an Agreement and Plan of Merger under which Pepco will acquire Conectiv for a combination of cash and stock. The transaction is subject to various statutory and regulatory approvals and ap-proval by the stockholders of Conectiv and Pepco.

  DPL is a public utility which supplies and delivers electricity and natural gas to its customers under the trade name Conectiv Power Delivery. A transi-tion to market pricing and terms of service for supplying electricity in the regulated service area of DPL began on October 1, 1999. During 1998-2000, DPL also supplied electricity in markets which were not subject to price regula-tion. DPL delivers electricity to approximately 472,600 regulated customers through its transmission and distribution systems and also supplies electric-ity to most of its electricity delivery customers, who have the option of choosing an alternative supplier. DPL's regulated electric service territory is located on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia). DPL's electric service area encompasses about 6,000 square miles and has a population of approximately 1.2 million.

  DPL provides regulated gas service (supply and/or delivery) to approximately 110,800 customers located in a service territory that covers about 275 square miles with a population of approximately 0.5 million in northern Delaware. During 1998-2000, DPL also sold gas off-system and in markets that are not subject to price regulation.

  Strategic electric generating plants of DPL with a capacity of 1,501 mega-watts (MW) and related assets and liabilities were contributed at net book value to Conectiv, effective July 1, 2000. Conectiv contributed the plants to a subsidiary of Conectiv Energy Holding Company (CEH). CEH and its subsidiar-ies are engaged in non-regulated electricity production and sales, energy trading and marketing.

  During 1999 and 2000, as discussed in Note 11 to the Consolidated Financial Statements, DPL entered into agreements for the sale of its nuclear and non-strategic baseload fossil fuel-fired electric generating plants. Pursuant to the agreements, DPL sold its 7.51% (164 MW) interest in Peach Bottom Atomic Power Station (Peach Bottom) and 7.41% (167 MW) interest in Salem Nuclear Gen-erating Station (Salem) on December 29, 2000. After the completion of the sales of the non-strategic baseload fossil electric generating plants of DPL, the principal remaining businesses of DPL will be the transmission and distri-bution, or delivery, of electricity. DPL will purchase power to supply elec-tricity to customers who do not choose alternative electricity suppliers. DPL will also continue to supply and deliver gas under regulated tariffs.

  "Other services" revenues include certain non-regulated services provided by DPL to its customers and rental income for administrative facilities owned by DPL which are used by Conectiv's service company. For the first two months of 1998, other services revenues also included amounts for services provided by the former non-utility subsidiaries of DPL which were transferred to Conectiv effective with the 1998 Merger. (Revenues from non-regulated electricity and gas sales are included in "Electric" revenues and "Gas" revenues, respectively.)

Regulation of Utility Operations

  Certain aspects of DPL's utility businesses are subject to regulation by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, respective-ly), the Virginia State Corporation Commission (VSCC), and the Federal Energy Regulatory Commission (FERC). As discussed below, the nature of the state com-missions' regulation of retail electricity sales changed during 1999. Exclud-ing sales not subject to price regulation, the percentages of retail electric and gas utility operating revenues regulated by each regulatory commission for the year ended December 31, 2000, were as follows: DPSC, 62.8%; MPSC, 34.0%; and VSCC, 3.2%. Wholesale sales are subject to FERC regulation. Retail gas sales are subject to regulation by the DPSC.

  DPL's electric delivery business and retail gas business are subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). As discussed below, prior to the third quarter of 1999, DPL's electricity supply business was subject to the requirements of SFAS No. 71. Regulatory commis-sions occasionally provide for future recovery from customers of current pe-riod expenses. When this happens, the expenses are deferred as regulatory as-sets and subsequently recognized in the Consolidated Statements of Income dur-ing the periods the expenses are recovered from customers. Similarly, regula-tory liabilities may also be created due to the economic impact of regulatory commission actions.

  In the latter half of 1999, as discussed in Note 8 to the Consolidated Fi-nancial Statements, the DPSC and MPSC issued orders to DPL, concerning re-structuring the electricity supply businesses of DPL. These orders were issued pursuant to the Delaware and Maryland electric restructuring legislation en-acted earlier in 1999. Based on these orders, DPL determined that the require-ments of SFAS No. 71 no longer applied to its electricity supply business in the third quarter of 1999. As a result, DPL discontinued applying SFAS No. 71 to its electricity supply business and applied the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS No. 101) and Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity--Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4). For infor-mation concerning the extraordinary charge to 1999 earnings that resulted from applying the requirements of SFAS No. 101 and EITF 97-4, refer to Note 7 to the Consolidated Financial Statements.

  Refer to Note 13 to the Consolidated Financial Statements for information about regulatory assets and liabilities arising from the financial effects of rate regulation.

Financial Statement Presentation

  Due to the 1998 Merger-related restructuring discussed above, Delmarva Power Financing I (a financing subsidiary) became the sole remaining wholly-owned subsidiary of DPL as of March 1, 1998. Prior to March 1, 1998, DPL owned non-utility subsidiaries and the 1998 Consolidated Statement of Income includes the January and February 1998 operating results of DPL's former non-utility subsidiaries.

  The Consolidated Financial Statements include the accounts of DPL's wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

  Within the Consolidated Statements of Income, amounts previously reported for 1999 and 1998 as "Electric fuel and purchased power" and "Purchased elec-tric capacity" have been combined and reported as "Electric fuel and purchased energy and capacity." Certain other reclassifications of prior period data have been made to conform with the current presentation.

Use of Estimates

  The preparation of financial statements in conformity with accounting prin-ciples generally accepted in the United States of America requires management to make certain estimates and assumptions. These assumptions affect the re-ported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Revenue Recognition

  DPL recognizes revenues for the supply and delivery of electricity and gas upon delivery to the customer, including amounts for services rendered, but not yet billed. Similarly, revenues from "Other services" are recognized when services are performed or products are delivered.

Energy Supply Costs

  Prior to deregulation of electricity supply in 1999, regulated electric cus-tomer rates were subject to adjustment for differences between energy costs incurred in supplying regulated customers and amounts billed to customers for recovery of such costs. These customer rate adjustments occurred under "energy adjustment clauses." As a result of the energy adjustment clauses, the amount recognized in the Consolidated Statements of Income for energy costs incurred in supplying electricity to regulated customers was adjusted to match the amounts billed to DPL's regulated customers. An asset was recorded for under-collections from customers and a liability was recorded for over-collections from customers. Effective October 1, 1999, the accounting for energy costs as-sociated with supplying electricity changed as discussed below.

  The DPSC and MPSC electric restructuring orders discussed in Note 8 to the Consolidated Financial Statements did not provide a rate adjustment mechanism for any under-recovery or over-recovery of energy costs after the start of customer choice (October 1, 1999 in Delaware and July 1, 2000 in Maryland). Thus, effective October 1, 1999 for DPL's Delaware electricity supply business and July 1, 2000 for DPL's Maryland electricity supply business, the practice of deferring the difference between the amount collected in revenues for en-ergy costs and the amount of actual energy costs incurred was ended. As a re-sult, differences between DPL's energy revenues and expenses have affected earnings subsequent to the elimination of the rate adjustment mechanism.

  The amount recognized in the Consolidated Statements of Income for the cost of gas purchased to supply DPL's regulated gas customers is adjusted to cus-tomer billings for such costs since customer rates are periodically adjusted to reflect amounts actually paid by DPL for purchased gas.

Nuclear Fuel

  As discussed in Note 11 to the Consolidated Financial Statements, DPL sold its ownership interests in Peach Bottom and Salem and the related nuclear fuel on December 29, 2000. Prior to the sales, the ownership interests of DPL in nuclear fuel at Peach Bottom and Salem were financed through nuclear fuel en-ergy contracts, which were accounted for as capital leases. Nuclear fuel costs, including estimated future disposal costs, were charged to fuel expense on a unit-of-production basis.

Energy Trading and Risk Management Activities

  As of December 31, 2000, DPL held derivative instruments (futures, options, swap agreements, and forward contracts) solely for the purposes of limiting regulated gas customers exposure to commodity price uncertainty. Prior to the transfer on July 1, 2000 of certain electric generating plants to Conectiv and energy-trading activities to a Conectiv subsidiary, DPL used derivative in-struments in connection with energy commodity trading and sales of the elec-tricity produced by non-regulated electric generating plants.

  On January 1, 1999, DPL adopted the EITF consensus EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" under which contracts (including derivative financial instruments) entered into in connection with energy trading activities are marked to market, with gains and losses (unrealized and realized) included in earnings. Implementation of EITF 98-10 did not have a material impact on net income. In 1998, prior to imple-mentation of EITF 98-10, certain energy trading transactions were accounted for with "hedge accounting," as discussed below.

  DPL implemented the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative in-struments and for hedging activities. SFAS No. 133 requires all derivative in-struments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earn-ings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholder's equity) and is subse-quently reclassified into earnings when the forecasted transaction occurs. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the ex-tent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

  During 1998-2000, gains and losses related to derivative hedging instruments were deferred, as deferred credits or current assets, and then recognized in operating results when the underlying transaction occurred. If, subsequent to being hedged, the underlying transaction was no longer likely to occur or the hedge was no longer effective, the gain or loss on the related derivative was recognized currently in operating results. Premiums paid for options purchased during 1998-2000 were recorded as current assets and amortized to expense over the life of the options.

  Gains and losses on hedges of the cost of energy are reflected within the Consolidated Statements of Income as "Electric fuel and purchased energy and capacity" or "Gas purchased," as appropriate for the hedged transaction. Gains and losses on hedges of the selling price of generated electricity are recog-nized in revenues. Margin requirements for futures contracts are recorded as current assets.

  As of December 31, 2000, DPL held derivative instruments (fair value of $14.4 million) solely in connection with limiting regulated gas customers ex-posure to commodity price uncertainty. Any gains or losses on derivative in-struments associated with the regulated gas supply business are subject to the provisions of SFAS No. 71. The initial effects of adopting SFAS No. 133 were recognition of a $14.4 million asset for the fair value of the derivative in-struments and a $14.4 million regulatory liability for the effects of regula-tion. To the extent DPL holds derivative instruments for non-regulated trans-actions subsequent to initial adoption of SFAS No. 133, there may be increased volatility in DPL's earnings, revenues and common stockholder's equity.

  The cash flows from derivatives are included in the "Cash Flows from Operat-ing Activities" section of the Consolidated Statements of Cash Flows.

Depreciation Expense

  The annual provision for depreciation on utility property is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property re-tired, including removal costs less salvage and other recoveries. The rela-tionship of the annual provision for depreciation for financial accounting purposes to average depreciable property was 3.4% for 2000, 3.5% for 1999, and 3.6% for 1998. For periods prior to the sale of the ownership interests of DPL in nuclear electric generating plants on December 29, 2000, depreciation ex-pense includes a provision for the estimated cost of decommissioning nuclear power plant reactors based on amounts billed to customers for such costs. Re-fer to Note 12 to the Consolidated Financial Statements for additional infor-mation on nuclear decommissioning.

  Non-utility property is generally depreciated on a straight-line basis over the useful lives of the assets.

Income Taxes

  The Consolidated Financial Statements include two categories of income tax-es, which are current and deferred. Current income taxes represent the amounts of tax expected to be reported on DPL's federal and state income tax returns. Deferred income taxes are discussed below.

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

Deferred Debt Refinancing Costs

  Prior to the third quarter of 1999, the costs of refinancing debt of the utility businesses of DPL were deferred and amortized over the period during which the costs are recovered in rates, which is generally the life of the new debt. In the third quarter of 1999, the deferred costs associated with previ-ously refinanced debt attributed to the electric generation businesses of DPL were written-off and charged to earnings, net of anticipated rate recovery. The costs of future debt refinancings that are to be recovered through cus-tomer rates of the regulated utility businesses will be deferred and subse-quently amortized to interest expense during the rate recovery period. The costs of other debt refinancings will be accounted for in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which re-quires such costs to be expensed.

Interest Expense

  The amortization of debt discount, premium, and expense, including deferred refinancing expenses associated with the regulated electric and gas transmis-sion and distribution businesses, is included in interest expense.

Utility Plant

  As discussed in Note 7 to the Consolidated Financial Statements, the book cost basis of electric generation plants that became impaired as a result of deregulation of the electric utility industry in 1999, is the estimated fair value of the plants at the time of deregulation. The estimated fair values were based on amounts included in agreements for the sale of certain electric generating plants of DPL, as discussed in Note 11 to the Consolidated Finan-cial Statements. Utility plant that is not impaired is stated at original cost.

  Utility plant is generally subject to a first mortgage lien.

Allowance for Funds Used During Construction

  Effective in the third quarter of 1999, the cost of financing the construc-tion of electric generation plant is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost."

  Allowance for Funds Used During Construction (AFUDC) is included in the cost of regulated transmission and distribution utility plant and represents the cost of borrowed and equity funds used to finance construction. In the Consol-idated Statements of Income, the borrowed funds component of AFUDC is reported as a reduction of interest expense and the equity funds component of AFUDC is reported as other income. AFUDC was capitalized on utility plant construction at the rates of 8.5% in 2000, 8.8% in 1999, and 8.9% in 1998.

Cash Equivalents

  In the Consolidated Financial Statements, DPL considers highly liquid mar-ketable securities and debt instruments purchased with a maturity of three months or less to be cash equivalents.

Goodwill

  DPL amortizes goodwill arising from business acquisitions over the shorter of the estimated useful life or 40 years. All goodwill as of December 31, 2000 had a 40 year life. The amount of goodwill amortized to expense was $2.0 mil-lion in 2000, 1999 and 1998.

Investments

  As of December 31, 1999, "Investments" primarily included deposits in exter-nal nuclear decommissioning trust funds. On December 29, 2000, the nuclear decommissioning trust funds were transferred to the purchasers of the owner-ship interests of DPL in nuclear electric generating plants, and primarily as a result of this transfer, "Investments" decreased to $6.3 million as of De-cember 31, 2000, from $69.5 million as of December 31, 1999.

NOTE 2. RELATED PARTY PURCHASES AND SALES

  DPL's operating expenses and revenues include amounts for transactions with other Conectiv subsidiaries. DPL purchased electric energy, electric capacity and natural gas from Conectiv subsidiaries in the amount of $101.7 million during 2000. No intercompany purchases of energy occurred during 1999 and 1998. DPL also sold natural gas and leased certain assets to other Conectiv subsidiaries. Amounts included in operating revenues for these transactions are as follows: 2000--$33.7 million; 1999--$48.6 million; 1998--$18.2 million.

  For information concerning DPL's contribution of electric generating plants and certain other assets and liabilities to Conectiv, see "Contribution of Electric Generating Plants to Conectiv" in Note 11 to the Consolidated Finan-cial Statements.

NOTE 3. SUPPLEMENTAL CASH FLOW INFORMATION

  The Consolidated Statement of Cash Flows for 2000 excludes the assumption of DPL's former nuclear decommissioning liability by the purchasers of the owner-ship interests of DPL in nuclear electric generating plants and also excludes the transfer of nuclear decommissioning trust funds to the purchasers. The nu-clear decommissioning trust funds which were transferred had a fair value of approximately $68.0 million. For information about the sale of the ownership interests of DPL in nuclear electric generating plants, refer to Note 11 to the Consolidated Financial Statements.

  For information concerning a non-cash transaction for DPL's contribution of electric generating plants and certain other assets and liabilities to Conectiv, see "Contribution of Electric Generating Plants to Conectiv" in Note 11 to the Consolidated Financial Statements.

Cash Paid During the Year

                                                         2000    1999    1998
                                                        ------- ------- -------
                                                        (Dollars in Thousands)
Interest, net of capitalized amounts................... $74,722 $74,367 $76,367
Income taxes, net of refunds........................... $33,213 $55,463 $62,351

NOTE 4. INCOME TAXES

  DPL, as a subsidiary of Conectiv, is included in the consolidated federal income tax return of Conectiv. Income taxes are allocated to DPL based upon the taxable income or loss, determined on a separate return basis.

Components of Consolidated Income Tax Expense

                                                     Year Ended December 31,
                                                    ---------------------------
                                                     2000      1999      1998
                                                    -------  ---------  -------
                                                     (Dollars in Thousands)
Operations
Federal:   Current................................. $10,191  $  54,710  $57,533
           Deferred................................  58,907     26,289    4,485
State:     Current.................................   3,885     11,092   11,504
           Deferred................................  15,310      5,789    1,314
Investment tax credit adjustments, net(1)..........  (6,783)    (2,559)  (2,560)
                                                    -------  ---------  -------
                                                     81,510     95,321   72,276
                                                    -------  ---------  -------
Extraordinary Item
Federal:   Deferred................................     --    (124,117)     --
State:     Deferred................................     --     (23,663)     --
                                                    -------  ---------  -------
                                                        --    (147,780)     --
                                                    -------  ---------  -------
Total Income Tax Expense........................... $81,510  $ (52,459) $72,276
                                                    =======  =========  =======

--------
(1) Includes a $4.4 million credit in 2000 which resulted from reversal of de-ferred investment tax credits in connection with sale of the ownership in-terests of DPL in Peach Bottom and Salem on December 29, 2000, as dis-cussed in Note 11 to the Consolidated Financial Statements.

Reconciliation of Effective Income Tax Rate

  The amount computed by multiplying "Income before income taxes and extraor-dinary item" by the federal statutory rate is reconciled below to income tax expense on operations (which excludes amounts applicable to the extraordinary item).

                                            Year Ended December 31,
                                     -------------------------------------------
                                         2000           1999           1998
                                     -------------  -------------  -------------
                                     Amount   Rate  Amount   Rate  Amount   Rate
                                     -------  ----  -------  ----  -------  ----
                                             (Dollars in Thousands)
Statutory federal income tax
 expense............................ $78,164   35%  $83,125   35%  $64,640   35%
Increase due to state income taxes,
 net of federal tax benefit.........  12,477    6    10,973    5     8,330    4
Investment tax credit adjustments,
 net................................  (6,783)  (3)   (2,559)  (1)   (2,560)  (1)
Other, net..........................  (2,348)  (1)    3,782    1     1,866    1
                                     -------  ---   -------  ---   -------  ---
  Total income tax expense on
   operations....................... $81,510   37%  $95,321   40%  $72,276   39%
                                     =======  ===   =======  ===   =======  ===

Components of Deferred Income Taxes

  The tax effects of temporary differences that give rise to DPL's net de-ferred tax liability are shown below.

                                                               As of December
                                                                     31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                                 (Dollars in
                                                                 Thousands)
Deferred Tax Liabilities:
  Plant basis differences.................................... $278,495 $286,543
  Deferred recoverable income taxes..........................   37,293   38,526
  Prepaid pension costs......................................   64,234   48,776
  Other......................................................   43,493   28,030
                                                              -------- --------
  Total deferred tax liabilities.............................  423,515  401,875
                                                              -------- --------
Deferred Tax Assets:
  Deferred investment tax credits............................    9,756   11,546
  Above-market purchased energy contracts and other electric
   restructuring liabilities.................................   41,464   50,812
  Other......................................................   29,653   16,704
                                                              -------- --------
  Total deferred tax assets..................................   80,873   79,062
                                                              -------- --------
  Total deferred taxes, net.................................. $342,642 $322,813
                                                              ======== ========

  There were no valuation allowances for deferred tax assets as of December 31, 2000 and December 31, 1999.

NOTE 5. 1998 MERGER

  On March 1, 1998, DPL and ACE became wholly-owned subsidiaries of Conectiv. Before the 1998 Merger, Atlantic owned ACE, an electric utility serving the southern one-third of New Jersey, and non-utility subsidiaries. As a result of the 1998 Merger, Atlantic's existence ended, and Conectiv became the owner (directly or indirectly) of DPL, ACE, and the non-utility subsidiaries that were formerly held separately by DPL and Atlantic. Conectiv is a registered holding company under the PUHCA.

  In connection with the 1998 Merger, each outstanding share of DPL's common stock, par value $2.25 per share, was exchanged for one share of Conectiv's common stock, par value $0.01 per share. Also, DPL's Board of Directors de-clared that DPL's non-utility subsidiaries be transferred to Conectiv. These non-utility subsidiaries had common stockholder's equity of $123.4 million as of February 28, 1998 and net losses of $3.5 million for January 1 to February 28, 1998. See the Statement of Changes in Common Stockholder's Equity for ad-ditional information.

NOTE 6. SPECIAL CHARGES

  DPL's operating results for 1999 include "Special charges" of $10.5 million before taxes ($6.4 million after taxes) primarily for costs of employee sepa-rations and certain other non-recurring items.

  DPL's operating results for 1998 include "Special charges" of $27.4 million before taxes ($16.6 million after taxes) for the cost of DPL employee separations associated with the 1998 Merger-related workforce reduction and other 1998 Merger-related costs. The $27.4 million pre-tax charge includes a net $45.5 million gain from curtailments and settlements of pension and other postretirement benefits.

NOTE 7. EXTRAORDINARY ITEM

  As discussed in Note 1 to the Consolidated Financial Statements, as of a re-sult of electric utility industry restructuring orders received in 1999, DPL discontinued applying SFAS No. 71 to its electricity supply businesses and ap-plied the requirements of SFAS No. 101 and EITF 97-4. Pursuant to the require-ments of SFAS No. 101 and EITF 97-4, DPL recorded an extraordinary charge in 1999, which reduced earnings by $253.6 million, net of income taxes of $147.8 million. The portion of the extraordinary charge related to impaired assets was determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (SFAS No.
121). The 1999 extraordinary charge primarily resulted from impaired nuclear electric generating plants and certain other assets, uneconomic energy con-tracts, and other effects of deregulation requiring loss recognition. The im-pairment amount for nuclear electric generating plants was determined based on expected proceeds under agreements for the sale of the nuclear electric gener-ating plants, which are discussed in Note 11 to the Consolidated Financial Statements. The extraordinary charge was decreased by the regulatory asset es-tablished for the amount of stranded costs expected to be recovered through regulated electricity delivery rates.

  The details of the 1999 extraordinary charge are shown in the following ta-ble.

                                                                       Millions
   Items Included in the 1999 Extraordinary Charge                    of Dollars
   -----------------------------------------------                    ----------
   (a)  The net book value of nuclear electric generating plants and related assets including inventories were written-down due
        to impairment...............................................   $(253.3)
   (b)  The net present value of water-supply capacity leased from the Merrill Creek Reservoir in excess of the electric
        generating plants' requirements was expensed................     (41.9)
   (c)  The net present value of expected losses under uneconomic energy contracts, primarily for the purchase of electricity
        and gas at above-market prices, was expensed................     (99.0)
   (d)  Generation-related regulatory assets and certain other utility assets impaired from deregulation were written-off.
        Also, various liabilities resulting from deregulation were
        recorded....................................................     (51.5)
   (e)  Regulatory assets were established for the amount of
        stranded costs expected to be recovered through regulated
        electricity delivery rates..................................      44.3
                                                                       -------
   Total pre-tax extraordinary charge...............................    (401.4)
   Income tax benefit...............................................     147.8
                                                                       -------
   Total extraordinary charge, net of income taxes..................   $(253.6)
                                                                       =======

NOTE 8. REGULATORY MATTERS

Delaware Electric Utility Industry Restructuring

  On March 31, 1999, Delaware enacted the Electric Utility Restructuring Act of 1999 (the Delaware Act), which provided for a phase-in of retail customer choice of electricity suppliers from October 1999 to October 2000, customer rate decreases, and other matters concerning restructuring the electric util-ity industry in Delaware. On April 15, 1999, DPL submitted a compliance plan to the DPSC for implementing the provisions of the Delaware Act in DPL's Dela-ware service area. On August 31, 1999, the DPSC issued an order on DPL's com-pliance plan. The DPSC's order is discussed below.

Implementation Dates

  The DPSC approved implementation dates for retail customer choice of elec-tric suppliers of October 1, 1999 for customers with a peak monthly load of 1,000 kilowatts (kW) or more; January 15, 2000 for customers with a peak monthly load of 300 kW or more; and October 1, 2000 for other customers.

Rate Decrease

  The DPSC approved DPL's proposed rate structure, which provides for a 7.5% decrease in DPL's Delaware residential electric rates, effective October 1, 1999, with those rates held constant from October 1, 1999 to September 30, 2003. Also, non-residential rates are to be held constant from October 1, 1999 to September 30, 2002. The initial 7.5% residential rate reduction reduced revenues by approximately $17.5 million on an annualized basis.

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

Stranded Cost Recovery

  The rates approved by the DPSC also provide for DPL's recovery of stranded costs, $16 million net of taxes, or $31 million before taxes, through a "Com-petitive Transition Charge" billed to non-residential customers from October 1, 1999 to September 30, 2002.

Shopping Credits

  The system-average customer shopping credits, which include the costs of electricity supply, transmission, and ancillary services, are 4.736 cents per kilowatt-hour (kWh) for the year beginning October 1, 1999, 4.719 cents per kWh for the year beginning October 1, 2000, and 4.721 cents per kWh for the year beginning October 1, 2001.

Default Service for Electricity Supply

  The Delaware Act makes DPL the provider of default service to customers who do not choose an alternative electricity supplier for the 3 years ending Sep-tember 30, 2002 for non-residential customers and the 4 years ending September 30, 2003 for residential customers (transition periods). Thereafter, the DPSC may conduct a bidding process to select the default supplier for such custom-ers. The DPSC order permits customers with demand below 300 kW to choose an alternative electric supplier and to switch back to DPL's default service without any time restrictions or price differential. Customers with demand above 300 kW who choose an alternative electricity supplier and switch back to DPL's default service must either, at the customer's option, return to DPL's default service for a minimum of 12 months or pay market prices.

Maryland Electric Utility Industry Restructuring

  On April 8, 1999, Maryland enacted the Electric Customer Choice and Competi-tion Act of 1999 (the Maryland Act), which provided for customer choice of electricity suppliers, customer rate decreases, and other matters concerning restructuring the electric utility industry in Maryland. On October 8, 1999, the MPSC issued an order to DPL that approved a settlement agreement for im-plementing the provisions of the Maryland Act in DPL's Maryland service area. The key elements of the approved settlement agreement are discussed below.

Implementation Date

  Effective July 1, 2000, all of DPL's Maryland retail customers were eligible to select an alternative electricity supplier.

Rate Decrease

  The MPSC approved a 7.5% decrease in DPL's Maryland residential electric rates, effective July 1, 2000, with those rates held constant from July 1, 2000 to June 30, 2004. Also, non-residential rates are to be held constant from July 1, 2000 to June 30, 2003. The initial 7.5% residential rate reduc-tion reduced revenues by approximately $12.5 million on an annualized basis.

Sale of Electric Generating Plants

  The Maryland Act in conjunction with the approved settlement effectively provide that electric rates will not be changed in the event DPL sells or transfers electric generating assets. See Note 11 to the Consolidated Finan-cial Statements for related information concerning the expected sales of elec-tric generating plants.

Stranded Cost Recovery

  The MPSC approved DPL's recovery of stranded costs, $8 million net of taxes, or $14 million before taxes, through a "Competitive Transition Charge" billed to non-residential customers from July 1, 2000 to June 30, 2003.

Shopping Credits

  The system-average customer shopping credits, which include the costs of electricity supply, transmission, and ancillary services, are estimated to be approximately 5.385 cents per kWh for the year beginning July 1, 2000, 5.388 cents per kWh for the year beginning July 1, 2001, and 5.390 cents per kWh for the year beginning July 1, 2002.

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

Virginia Electric Utility Industry Restructuring

  On March 29, 1999, the Governor of Virginia signed the Virginia Electric Utility Restructuring Act (the Virginia Act). In connection with the Virginia Act, the VSCC issued an order on June 29, 2000 that, among other things, ap-proved DPL's plan for the functional separation of electric generation opera-tions from transmission and distribution operations and authorized the trans-fer of certain electric generating plants and related assets to other Conectiv subsidiaries. DPL has proposed to the VSCC to offer choice of electricity sup-pliers to all of its retail Virginia customers as of January 1, 2002. Revenues from regulated retail electricity sales in Virginia represented approximately 3.2% of DPL's regulated retail electric and gas revenues for 2000.

NOTE 9. ENERGY HEDGING AND TRADING ACTIVITIES

  Prior to October 1, 1999, when deregulation of electricity generation became effective in Delaware, DPL's business activities included energy commodity hedging and trading. From October 1, 1999 to July 1, 2000, DPL's activities included energy commodity hedging and trading, and sales of the electricity produced by deregulated electric generating plants. On July 1, 2000, certain electric generating plants which had been operated on a deregulated basis were contributed to Conectiv and energy-trading activities were transferred to an-other Conectiv subsidiary. DPL's exit from these business activities is ex-pected to cause a decrease in DPL's earnings capacity. See Note 11 to the Con-solidated Financial Statements for information concerning the expected divest-iture of the electric generating plants of DPL.

  DPL's hedging objectives included the assurance of stable and known minimum cash flows and the fixing of favorable prices and margins when they become available. Some hedging activities were conducted using energy derivatives (futures, options, and swaps) and the remainder of DPL's hedging activity was conducted by backing physical transactions with offsetting physical positions. As of December 31, 2000, DPL held derivative instruments solely for the pur-poses of limiting regulated gas customers exposure to commodity price uncer-tainty.

  Futures help manage commodity price risk by fixing purchase or sales prices. Options provide a floor or ceiling on future purchases or sales prices while allowing DPL to benefit from favorable price movements. Swaps are structured to provide the same risk protection as futures and options. Basis swaps are used to manage risk by fixing the basis differential that exists between a de-livery location index and the commodity futures price.

  Counterparties to various derivative instrument contracts expose DPL to credit losses in the event of nonperformance. Management has evaluated such risk and implemented credit checks and has established reserves for credit losses.

Non-regulated Natural Gas Activities

  At December 31, 2000, DPL did not hold any derivative instruments related to non-regulated natural gas activities. At December 31, 1999, DPL's open futures contracts represented a net long position with a notional quantity of 8.5 bil-lion cubic feet (Bcf), through March 2002. DPL also had a net long commodity swap position at December 31, 1999 equivalent to 1.2 Bcf and a net short basis swaps position equivalent to 0.2 Bcf.

  During 2000, a loss of $2.1 million was recognized for gas trading positions (physical and financial combined). During 1999, a gain of $5.0 million, in-cluding a $3.0 million unrealized gain, was recognized for gas trading posi-tions (physical and financial combined). In 1999, the annual average unrealized gain on trading activities was $2.1 million. During 1998, recog-nized and unrealized gains from gas trading positions were not material to DPL's results of operations or financial position.

  An unrealized hedging loss of $7.6 million from natural gas futures, swaps and options contracts used to hedge gas marketing activities was deferred in the Consolidated Balance Sheets as of December 31, 1999. These losses were offset by gains on the physical commodity transactions being hedged. There were no deferred gains or losses related to non-regulated natural gas activi-ties as of December 31, 2000.

Regulated Natural Gas Activities

  Gains and losses on regulated gas hedging are included in the gas cost re-covery provisions of the regulated energy adjustment clause.

  At December 31, 2000, DPL's open futures contracts represented a net long position with a notional quantity of 0.2 Bcf, through October 2001. DPL also had a net long commodity swap position at December 31, 2000 equivalent to 14.1 Bcf through December 2002. At December 31, 1999, DPL had a long commodity swap position of 4.0 Bcf for the regulated gas business.

  Unrealized hedging gains of $14.4 million as of December 31, 2000 and an unrealized loss of $1.4 million as of December 31, 1999 from natural gas futures, swaps and options contracts used to hedge regulated gas activities were deferred in the Consolidated Balance Sheets. During 1998, derivatives were not used for regulated hedging.

Electricity Marketing and Trading Activities

  At December 31, 2000, DPL did not hold any derivative instruments related to electricity marketing and trading activities. At December 31, 1999, DPL had a net long exposure of 219,900 megawatt-hours (MWH) through December 2000 pri-marily from forward contracts.

  During 1998 to 2000, the gains recognized for electricity trading activities (physical and financial combined) were as follows: $1.2 million in 2000; $6.0 million in 1999, including a $1.3 million unrealized gain; and $11.4 million in 1998, including a $1.2 million unrealized gain. The annual average unrealized gain on electricity trading activities was $1.5 million in 2000, $0.1 million in 1999 and $1.3 million in 1998.

  There were no deferred gains or losses related to electricity trading activ-ities as of December 31, 2000, and as of December 31, 1999 a gain of $0.1 mil-lion was deferred.

Electricity Generation Activities

  On July 1, 2000, DPL transferred its strategic electric generating units to Conectiv and terminated its strategic electric generation activities; DPL's electric generating plants remaining after July 1, 2000 have provided elec-tricity to default service customers. As of December 31, 2000, DPL did not hold any derivative instruments related to electricity generation activities.

  As of December 31, 1999, DPL hedged 3,353,500 MWH of forward generation out-put, through the sale of forward contracts, which resulted in a $10.3 million unrealized and unrecognized gain as of December 31, 1999. A net unrealized loss of $4.1 million which resulted from hedging the cost of gas burned by electric generating units was deferred in the Consolidated Balance Sheet as of December 31, 1999. This hedge consisted of a long position of natural gas futures, forwards and swaps with a combined notional amount of 12.9 Bcf.

NOTE 10. JOINTLY OWNED PLANT

  DPL's Consolidated Balance Sheets include its proportionate share of assets and liabilities related to jointly owned plant. During 2000, DPL sold its own-ership interests in Peach Bottom and Salem and contributed at net book value to Conectiv its ownership interest in the coal-fired Keystone and Conemaugh electric generating plants. As of December 31, 2000, the ownership interests of DPL in jointly owned plant was related to transmission and other facili-ties, which had a gross book value of $6.7 million and accumulated deprecia-tion of $3.4 million. DPL's share of operating and maintenance expenses of the jointly owned plant is included in the corresponding expenses in DPL's Consol-idated Statements of Income. DPL is responsible for providing its share of fi-nancing for the jointly owned facilities.

NOTE 11. DIVESTITURE OF ELECTRIC GENERATING PLANTS

  As discussed below, DPL contributed to Conectiv on July 1, 2000 certain electric generating plants with approximately 1,501 MW of capacity and sold on December 29, 2000 its ownership interests in nuclear electric generating plants. All of DPL's remaining electric generating plants are subject to agreements for sale. After the sales of the electric generating plants of DPL are completed, the principal remaining businesses of DPL will be the transmis-sion and distribution of electricity. DPL will purchase power to supply elec-tricity to customers who do not choose alternative electricity suppliers. DPL's exit from the businesses of electricity production and competitive en-ergy activities is expected to cause a decrease in DPL's earnings capacity.

Contribution of Electric Generating Plants to Conectiv

  Effective July 1, 2000, DPL contributed at book value its (a) strategic electric generating plants (approximately 1,374 MW of capacity), (b) ownership interest in the Keystone and Conemaugh electric generating plants (approxi-mately 127 MW of capacity), which are expected to be sold through a special purpose entity, and (c) related transmission equipment, inventories, other as-sets and liabilities to a wholly-owned subsidiary (Conectiv Delmarva Genera-tion, Inc., or CDG). DPL then contributed CDG to Conectiv in conjunction with the formation of an energy-holding company by Conectiv, which is engaged in non-regulated electricity production and sales, and energy trading and market-ing. The primary effects on DPL's balance sheet of the contribution to Conectiv were as follows: (a) property, plant and equipment decreased $350 million (primarily electric generating plants); (b) fuel inventories and other assets decreased $27 million; (c) deferred income taxes and investment tax credits decreased $61 million; and (d) the additional paid-in capital portion of common stockholder's equity decreased $316 million.

Agreements for the Sale of Electric Generating Plants

  As of December 31, 2000, the electric generating plants of DPL had 954 MW of electric generating capacity and a net book value of $259.6 million; these plants are subject to agreements for sale, as discussed below.

  On September 30, 1999, Conectiv announced that DPL reached agreements to sell its ownership interests in nuclear plants to PSEG Power LLC and PECO En-ergy Company (PECO). Pursuant to the agreements, DPL sold its 7.51% (164 MW) interest in Peach Bottom and 7.41% (167 MW) interest in Salem on December 29, 2000 and the related nuclear fuel for approximately $32 million. DPL used ap-proximately $26 million of the proceeds to repay the lease obligation related to the nuclear fuel. In accordance with the sales agreements, DPL transferred its decommissioning trust funds and related obligation for decommissioning the plants to the purchasers. Completion of these sales resulted in a gain of $16.6 million before income taxes ($12.8 million after income taxes). The pre-tax gain primarily resulted from the reversal of previously accrued liabili-ties associated with the nuclear plants and is classified as a reduction of operating expenses in the 2000 Consolidated Statement of Income.

  On January 19, 2000, Conectiv announced that DPL reached agreements to sell certain wholly and jointly owned fossil fuel-fired electric generating plants to NRG Energy, Inc. (NRG), a subsidiary of Northern States Power Company. The electric generating units which DPL will sell to NRG had an electric generat-ing capacity of 954 MW and a net book value of $259.6 million as of December 31, 2000. Management expects proceeds from the planned sales of the electric generating plants of DPL will be approximately $509 million and will be used to repay debt and to fund expansion of Conectiv's electric generation busi-ness. Some or all of DPL's proceeds from the sale of the electric generating plants could be paid as a dividend to Conectiv, or loaned to Conectiv's pool of funds that Conectiv subsidiaries borrow from or invest in depending on their cash position. The terms of DPL's agreement with NRG provide for DPL to purchase from NRG 500 megawatt-hours of firm electricity per hour from comple-tion of the sale through December 31, 2005. As discussed above under "Default Service" in Management's Discussion and Analysis of Financial Condition and Results of Operations, this purchase agreement is expected to be assigned to Conectiv Energy Supply, Inc. (a Conectiv subsidiary).

  Consummation of the sales of the electric generating plants is subject to the receipt of required regulatory approvals. In addition, the agreements for the sales of the electric generating plants contemplated that the sales of the plants of DPL and ACE (a Conectiv subsidiary in New Jersey) would occur simul-taneously. Appeals related to the final order of the New Jersey Board of Pub-lic Utilities (NJBPU) concerning restructuring the electricity supply business of Public Service Electric and Gas Company (PSE&G) and recent electricity shortages and price increases in California have resulted in delays in the is-suance of required regulatory approvals, the NJBPU's final order concerning restructuring the electricity supply business of ACE, and the closings of the sales of the electric generating units. Effective October 3, 2000, the agree-ments relating to the sale of the nuclear plants were amended to, among other things, permit separate closings of the sales of the ACE and DPL interests in the nuclear plants. DPL's ownership interests in the nuclear electric generat-ing plants were sold on December 29, 2000, as discussed above. On December 6, 2000, the New Jersey Supreme Court affirmed the judgment of the New Jersey Su-perior Court Appellate Division, which had previously upheld the NJBPU's final order concerning the PSE&G restructuring. Management currently expects the sales of DPL's fossil fuel-fired electric generating plants to take place dur-ing 2001. However, management cannot predict the timing of the issuance of re-quired NJBPU approvals, the timing or outcome of appeals, if any, of such ap-provals, or the effect of any of the foregoing on the ability of DPL to con-summate the sales of electric generating plants.

  Based on the terms of the restructuring orders and sales agreement with NRG, management expects to recognize a net gain in earnings when DPL completes the sale of its electric generating plants. There can be no assurances, however, that the sales of the electric generating plants will be completed pursuant to the agreements, or that any gain will be realized from such sales of electric generating plants. As of December 31, 2000, approximately $15 million of costs associated with selling the electric generating plants had been deferred as an adjustment to the expected future gain or loss on the sales. In the event the sales are not completed, these costs would be expensed.

NOTE 12. NUCLEAR DECOMMISSIONING

  As discussed in Note 11 to the Consolidated Financial Statements, DPL sold its ownership interests in Peach Bottom and Salem on December 29, 2000. As part of the sales, DPL transferred its decommissioning trust funds and related obligations for decommissioning the plants to the purchasers. As a result, DPL's Consolidated Balance Sheet as of December 31, 2000 excludes any amounts for the former decommissioning trust funds and related decommissioning obliga-tions of DPL.

  As of December 31, 1999, DPL's accrued nuclear decommissioning liability was $78.5 million, which was included in the accumulated reserve for depreciation. The provision reflected in depreciation expense for the estimated cost of nu-clear decommissioning was $0.4 million in 2000, $3.0 million in 1999, and $4.2 million in 1998. As of December 31, 1999, external trust funds established by DPL for the purpose of funding nuclear decommissioning costs had an aggregate book balance (stated at fair market value) of $66.4 million. Earnings on the trust funds were recorded as an increase to the accrued nuclear decommissioning liability, which, in effect, reduced the expense recorded for nuclear decommissioning.

  The portion of the estimated cost of decommissioning nuclear reactors re-lated to DPL's former ownership interests in nuclear electric generating plants has been recorded over the estimated lives of the plants based on amounts collected in rates charged to electric customers. Prior to the sale of its ownership interests in nuclear electric generating plants, DPL had esti-mated its share of nuclear decommissioning costs based on Nuclear Regulatory Commission (NRC) regulations concerning the minimum financial assurance amount for nuclear decommissioning.

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

  As discussed in Notes 1, 7, 8, and 13 to the Consolidated Financial State-ments, in the third quarter of 1999, the electricity supply businesses of DPL no longer met the requirements of SFAS No. 71. Accordingly, regulatory assets and liabilities related to the electricity supply business were written off, except to the extent that future cost recovery was provided for through the regulated electricity delivery business. A regulatory asset, "Recoverable stranded costs," was established to recognize amounts to be collected from regulated delivery customers for stranded costs which resulted from deregula-tion of the electricity supply business.

  The table below displays the regulatory assets and liabilities as of Decem-ber 31, 2000 and December 31, 1999.

              Regulatory Assets (Liabilities)               As of December 31,
              -------------------------------               -------------------
                                                              2000      1999
                                                            --------- ---------
                                                               (Millions of
                                                                 Dollars)
Recoverable stranded costs................................. $    29.3 $    41.8
Deferred recoverable income taxes..........................      70.8      72.2
Deferred debt refinancing costs............................       8.2       7.5
Deferred energy supply costs...............................      22.1       8.6
Deferred demand-side management costs......................       2.4       4.1
Other......................................................       2.9       2.7
                                                            --------- ---------
Total...................................................... $   135.7 $   136.9
                                                            ========= =========

  Recoverable Stranded Costs: Represents amounts to be collected from regu-lated delivery customers (net of amounts which have been amortized to expense) for stranded costs which resulted from deregulation of the electricity supply business in 1999.

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

  Deferred Debt Refinancing Costs: See "Deferred Debt Refinancing Costs" in
Note 1 to the Consolidated Financial Statements.

  Deferred Energy Supply Costs: See "Energy Supply Costs" in Note 1 to the Consolidated Financial Statements.

  Deferred Demand-Side Management Costs: Represents deferred costs of programs that allow DPL to reduce the peak demand for power. The remaining recovery pe-riod for these costs is 3 years.

NOTE 14. COMMON STOCKHOLDER'S EQUITY

  The public holders of DPL's common stock prior to the 1998 Merger exchanged each share of DPL's common stock for one share of Conectiv common stock. Ef-fective with the 1998 Merger, Conectiv owns all 1,000 outstanding shares of DPL's common stock ($2.25 par value per share). See Note 5 to the Consolidated Financial Statements for additional information concerning the 1998 Merger. Also see the Statement of Changes in Common Stockholder's Equity for informa-tion about changes in common stockholder's equity during 2000, 1999, and 1998.

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

Preferred Stock Not Subject to Mandatory Redemption

                                                   Shares
                                   Current       Outstanding       Amount
                                 Redemption    --------------- ---------------
Series                              Price       2000    1999    2000    1999
------                         --------------- ------- ------- ------- -------
                                                                 (Dollars in
                                                                 Thousands)
$25 per share par value.......
  7 3/4%......................       (1)       316,500 316,500 $ 7,913 $ 7,913
$100 per share par value......
  3.70%-5%.................... $103.00-$105.00 181,698 181,698  18,170  18,170
  6 3/4%......................       (2)        35,000  35,000   3,500   3,500
  Adjustable rate (3).........      $100       151,200 151,200  15,120  15,120
  Auction rate (4)............      $100       450,000 450,000  45,000  45,000
                                                               ------- -------
                                                               $89,703 $89,703
                                                               ======= =======

--------
(1) Redeemable beginning September 30, 2002, at $25 per share.
(2) Redeemable beginning November 1, 2003, at $100 per share.
(3) Average dividend rates were 5.5% during 2000 and 5.5% during 1999.
(4) Average dividend rates were 5.1% during 2000 and 4.3% during 1999.

Preferred Securities of Subsidiary Trust Subject to Mandatory Redemption

  DPL has established a wholly-owned subsidiary financing trust for the pur-poses of issuing common and preferred trust securities and holding Junior Sub-ordinated Debentures (the Debentures) issued by DPL. The Debentures held by the trust are its only assets. The trust uses interest payments received on the Debentures it holds to make cash distributions on the trust securities. As of December 31, 2000 and 1999, the trust had $70 million of 8.125% Cumulative Trust Preferred Capital Securities outstanding, representing 2,800,000 trust preferred securities with a stated liquidation value of $25 per security.

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

  For consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The pre-ferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2036. The Debentures are subject to redemption, in whole or in part, at the option of DPL, at 100% of their principal amount plus accrued interest, after an ini-tial period during which they may not be redeemed and at any time upon the oc-currence of certain events.

NOTE 16. DEBT

  Substantially all utility property of DPL is subject to the liens of the Mortgages collateralizing DPL's First Mortgage Bonds. DPL's mortgage requires that the electric generating plants being sold (as discussed in Note 11 to the Consolidated Financial Statements) be released from the lien of the mortgage. These assets may be released with a combination of cash, bondable property ad-ditions, and credits representing previously issued and retired first mortgage bonds. DPL expects to have sufficient bondable property additions and retired first mortgage bonds to release such assets at fair values.

  Maturities of long-term debt and sinking fund requirements during the next five years are as follows: 2001--$2.3 million; 2002--$48.0 million; 2003-- $92.2 million; 2004--$37.5 million; and 2005--$12.7 million.

  DPL redeemed $2.1 million of 7 1/8% Pollution Control Bonds on February 1, 2000 and $1.4 million of 6.95% Amortizing First Mortgage Bonds on June 1, 2000.

  On behalf of DPL, the Delaware Economic Development Authority issued the bonds listed below on July 7, 2000, and loaned the proceeds to DPL. The bonds are not secured by a mortgage or security interest in property of DPL.

                                                                     Maturity       Interest
Principal  Series                                                      Date           Rate
---------  -------------------------------------------------------   --------       --------
 ($000)

$11,150    Exempt Facilities Refunding Revenue Bonds, Series 2000A July 1, 2030     Variable (1)
 27,750    Exempt Facilities Refunding Revenue Bonds, Series 2000B July 1, 2030     Variable (1)
 15,000    Pollution Control Refunding Revenue Bonds, Series 2000C July 1, 2025 (2)      5.5%
 16,240    Pollution Control Refunding Revenue Bonds, Series 2000D July 1, 2028 (2)     5.65%
-------
$70,140
-------

--------
(1) The interest rates on these bonds are set by either auction or remarketing procedures for periods specified by DPL, which may be daily, weekly or other periods, including long-term periods extending up to the bonds' ma-turity date. The bonds may be subject to optional redemption prior to ma-turity as provided for in the indenture for the bonds.
(2) The bonds are subject to mandatory tender on July 1, 2010. All or a por-tion of the tendered bonds may be redeemed and/or remarketed. After July 1, 2010, the bonds may bear interest at a variable rate or fixed rate and may be subject to optional redemption prior to maturity, as provided for in the indenture for the bonds.

  The proceeds from the issuance of the bonds listed above and additional cash were used to redeem $70.17 million of bonds, which are listed below. The bonds were called at 101.5% to 102% of their principal amount.

                                                                      Redemption     Interest
Principal  Series                                                        Date          Rate
---------  -------------------------------------------------------    ----------     --------
 ($000)

$11,170    Exempt Facilities Revenue Bonds, Series 1985            September 1, 2000   7.3%
 35,000    Exempt Facilities Revenue Bonds, Series 1990A           September 1, 2000   7.6%
 15,000    Pollution Control Refunding Revenue Bonds, Series 1990B September 1, 2000   7.3%
  9,000    Exempt Facilities Revenue Bonds, Series 1989            October 1, 2000     7.5%
-------
$70,170
-------

  Long-term debt outstanding as of December 31, 2000 and 1999 is presented be-low.

                              Interest
Type of Debt                    Rates         Due          2000        1999
------------                 -----------  ------------  ----------  ----------
                                                             (Dollars in
                                                             Thousands)
First Mortgage Bonds                6.95% 2002          $   30,000  $   30,000
                                    6.40% 2003              90,000      90,000
                              7.15%-8.15% 2011-2015         67,000      93,170
                              5.90%-7.30% 2018-2021        108,200     152,200
                              6.85%-8.50% 2022-2025        165,000     165,000
                                    6.05% 2032              15,000      15,000
Amortizing First Mortgage
 Bonds                              6.95% 2001-2008         21,517      22,962
                                                        ----------  ----------
                                                           496,717     568,332
                                                        ----------  ----------
Pollution Control Bonds and
 Notes                              7.25% 2001                 550       2,700
                              5.50%-5.65% 2025-2028 (1)     31,240          --
                                                        ----------  ----------
                                                            31,790       2,700
                                                        ----------  ----------
Medium Term Notes             6.59%-9.29% 2002              16,000      16,000
                                    8.30% 2004              35,000      35,000
                                    6.94% 2005              10,000      10,000
                                    6.84% 2006              20,000      20,000
                             7.06%-8.125% 2007              91,500      91,500
                              7.54%-7.62% 2017              40,700      40,700
                                    6.81% 2018              33,000      33,000
                              7.61%-9.95% 2019-2021         73,000      73,000
                                    7.72% 2027              30,000      30,000
                                                        ----------  ----------
                                                           349,200     349,200
                                                        ----------  ----------
Other Obligations               Variable  2030              38,900          --
                                                        ----------  ----------
Unamortized premium and
 discount, net                                              (1,330)     (1,480)
Current maturities of long-
 term debt                                                  (2,253)     (1,545)
                                                        ----------  ----------
Total long-term debt                                       913,024     917,207
Variable Rate Demand
 Bonds(2)                                                  104,830     104,830
                                                        ----------  ----------
Total long-term debt and
 Variable Rate Demand Bonds                             $1,017,854  $1,022,037
                                                        ==========  ==========

--------
(1) The bonds are subject to mandatory tender on July 1, 2010. All or a por-tion of such tendered bonds may be redeemed and/or remarketed.
(2) The debt obligations of DPL included Variable Rate Demand Bonds (VRDB) in the amounts of $104.8 million as of December 31, 2000 and 1999. The VRDB are classified as current liabilities because the VRDB are due on demand by the bondholder. However, bonds submitted to DPL for purchase are remarketed by a remarketing agent on a best efforts basis. Management ex-pects that bonds submitted for purchase will continue to be remarketed successfully due to the credit worthiness of DPL and the bonds' interest rates being set at market. DPL also may utilize one of the fixed rate/fixed term conversion options of the bonds. Also, DPL has a $150 mil-lion revolving credit facility that expires January 31, 2003 and provides liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and gen-eral corporate purposes. Thus, management considers the VRDB to be a source of long-term financing. The $104.8 million balance of VRDB out-standing as of December 31, 2000, matures in 2017 ($26.0 million), 2024 ($33.33 million); 2028 ($15.5 million) and 2029 ($30.0 million). Average annual interest rates on the VRDB were 4.3% in 2000 and 3.5% in 1999.

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The year-end fair values of certain financial instruments are listed below. The fair values were based on quoted market prices of DPL's securities or se-curities with similar characteristics.

                                                 2000              1999
                                           ----------------- -----------------
                                           Carrying   Fair   Carrying   Fair
                                            Amount   Value    Amount   Value
                                           -------- -------- -------- --------
                                                 (Dollars in Thousands)
Investments............................... $  6,275 $  6,275 $ 69,511 $ 69,511
Preferred securities of subsidiary trust
 subject to mandatory redemption.......... $ 70,000 $ 70,000 $ 70,000 $ 60,200
Long-term debt............................ $913,024 $918,481 $917,207 $906,602

NOTE 18. LONG-TERM PURCHASED POWER CONTRACTS

  As discussed in Note 7 to the Consolidated Financial Statements, the net present value of expected losses under uneconomic purchased power contracts that existed when electric utility deregulation occurred in the third quarter of 1999 was included in the extraordinary item in 1999.

  Based on existing contracts as of December 31, 2000, DPL's future commit-ments for capacity (697 MW) and energy under long-term purchased power con-tracts are estimated to be $137 million in 2001; $139 million in 2002; $76 million in 2003; $68 million in 2004; and $71 million in 2005.

  The terms of DPL's wholly owned power plant sale agreement discussed in Note 11 to the Consolidated Financial Statements provide for DPL to purchase from NRG 500 megawatt-hours of firm electricity per hour from completion of the sale through December 31, 2005. This planned power purchase is excluded from the commitments discussed above, since it is contingent upon completion of the sale of the power plants.

  DPL expects to enter into contracts with one or more suppliers under which the suppliers will be responsible for coordinating and supplying electricity for default service. Conectiv Energy Supply, Inc. (CESI), which is a subsidi-ary of CEH, may seek to supply some or all of DPL's Default Service load obli-gation. Once DPL has secured such supply contracts, it expects to sell the ca-pacity and energy of its electric generating plants to CESI and also assign its rights and obligations under purchased power agreements to CESI.

NOTE 19. LEASES

Nuclear Fuel

  As discussed in Note 11 to the Consolidated Financial Statements, DPL sold its ownership interests in Peach Bottom and Salem and the related nuclear fuel on December 29, 2000. Prior to the sales, the ownership interests of DPL in nuclear fuel at Peach Bottom and Salem were financed through nuclear fuel en-ergy contracts, which were accounted for as capital leases. DPL's obligations under the contracts were repaid on December 29, 2000 with proceeds from the sale.

Lease Commitments

  DPL leases an 11.9% interest in the Merrill Creek Reservoir. The lease is an operating lease and payments over the remaining lease term, which ends in 2032, are $139.1 million in aggregate. As discussed in Note 7 to the Consoli-dated Financial Statements, the net present value of water-supply capacity from the Merrill Creek Reservoir in excess of the requirements of DPL's elec-tric generating plants that existed when electric utility deregulation oc-curred was included in the extraordinary item in the third quarter of 1999. DPL also has long-term leases for certain other facilities and equipment. Min-imum commitments as of December 31, 2000, under the Merrill Creek Reservoir lease and other lease agreements are as follows: 2001--$9.8 million; 2002-- $9.8 million; 2003--$11.9 million; 2004--$9.3 million; 2005--$9.8 million; be-
yond 2005--$124.6 million; total--$175.2 million.

Rentals Charged To Operating Expenses

  The following amounts were charged to operating expenses for rental payments under both capital and operating leases.

                                                         2000    1999    1998
                                                        ------- ------- -------
                                                        (Dollars in Thousands)
Interest on capital leases............................. $ 1,406 $ 1,161 $ 1,467
Amortization of capital leases.........................  10,702  10,730   9,838
Operating leases.......................................  11,712  10,063  13,190
                                                        ------- ------- -------
                                                        $23,820 $21,954 $24,495
                                                        ======= ======= =======

NOTE 20. PENSION AND OTHER POSTRETIREMENT BENEFITS

  The employees of DPL and other Conectiv subsidiaries are provided pension benefits and other postretirement benefits under Conectiv benefit plans. The amounts shown below are for the benefit plans of Conectiv and include amounts for all covered employees of the Conectiv subsidiaries which elect to partici-pate in the benefit plans.

Assumptions                                                  2000  1999  1998
-----------                                                  ----  ----  ----
Discount rates used to determine projected benefit
 obligation as of December 31............................... 7.50% 7.75% 6.75%
Expected long-term rates of return on assets................ 9.50% 9.00% 9.00%
Rates of increase in compensation levels.................... 4.50% 4.50% 4.50%
Health-care cost trend rate on covered charges.............. 8.00% 6.50% 7.00%

  The health-care cost trend rate, or the expected rate of increase in health-care costs, is assumed to gradually decrease to 5.0% by 2004. Increasing the health-care cost trend rates of future years by one percentage point would in-crease Conectiv's total accumulated postretirement benefit obligation by $10.1 million and would increase Conectiv's total annual aggregate service and in-terest costs by $0.9 million. Decreasing the health-care cost trend rates of future years by one percentage point would decrease Conectiv's total accumu-lated postretirement benefit obligation by $10.5 million and would decrease Conectiv's total annual aggregate service and interest costs by $1.0 million.
  The following schedules reconcile the beginning and ending balances of the pension and other postretirement benefit obligations and related plan assets for Conectiv. Other postretirement benefits include medical benefits for re-tirees and their spouses and retiree life insurance.

Change in Conectiv's Benefit Obligation

                                                                 Other
                                                            Postretirement
                                       Pension Benefits        Benefits
                                       ------------------  ------------------
                                         2000      1999      2000      1999
                                       --------  --------  --------  --------
                                             (Dollars in Thousands)
Benefit obligation at beginning of
 year................................. $673,095  $748,689  $194,031  $232,374
Service cost..........................   18,388    20,288     3,908     5,282
Interest cost.........................   51,856    51,442    14,513    13,839
Plan participants' contributions......       --        --       511       500
Plan amendment........................    4,359        --        --        --
Actuarial (gain) loss.................   12,689   (75,244)    5,500   (43,861)
Benefits paid.........................  (66,438)  (64,671)  (16,970)   (9,436)
Other.................................      672    (7,409)       --    (4,667)
                                       --------  --------  --------  --------
Benefit obligation at end of year..... $694,621  $673,095  $201,493  $194,031
                                       ========  ========  ========  ========

Change in Conectiv's Plan Assets

                                                                  Other
                                                             Postretirement
                                      Pension Benefits          Benefits
                                    ----------------------  ------------------
                                       2000        1999       2000      1999
                                    ----------  ----------  --------  --------
                                            (Dollars in Thousands)
Fair value of assets at beginning
 of year..........................  $1,017,844  $  951,474  $120,072  $ 95,164
Actual return on plan assets......      (3,363)    138,450       166    13,494
Employer contributions............          --          --    15,945    25,017
Plan participants' contributions..          --          --       511       500
Benefits paid.....................     (66,438)    (64,671)  (16,970)   (9,436)
Other.............................          --      (7,409)       --    (4,667)
                                    ----------  ----------  --------  --------
Fair value of assets at end of
 year.............................  $  948,043  $1,017,844  $119,724  $120,072
                                    ==========  ==========  ========  ========

Reconciliation of Funded Status of Conectiv's Plans

                                                                  Other
                                                             Postretirement
                                        Pension Benefits        Benefits
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
                                              (Dollars in Thousands)
Funded status at end of year..........  $253,422  $344,749  $(81,769) $(73,959)
Unrecognized net actuarial (gain).....  (181,008) (300,864)  (46,246)  (63,286)
Unrecognized prior service cost.......     7,794     4,129       149       198
Unrecognized net transition (asset)
 obligation...........................   (10,245)  (13,009)   37,531    40,659
                                        --------  --------  --------  --------
Net amount recognized at end of year..  $ 69,963  $ 35,005  $(90,335) $(96,388)
                                        ========  ========  ========  ========
Portion applicable to DPL.............  $163,992  $120,052  $ 10,343  $  9,910
                                        ========  ========  ========  ========

  Based on fair values as of December 31, 2000, Conectiv's pension plan assets were comprised of publicly traded equity securities ($606.7 million or 64%) and fixed income obligations ($341.3 million or 36%). Based on fair values as of December 31, 2000, Conectiv's other postretirement benefit plan assets in-cluded equity securities ($77.8 million or 65%) and fixed income obligations ($41.9 million or 35%).

Components of Conectiv's Net Periodic Benefit Cost

                                                         Other Postretirement
                               Pension Benefits                Benefits
                          ----------------------------  ------------------------
                            2000      1999      1998     2000    1999     1998
                          --------  --------  --------  ------  -------  -------
                                       (Dollars in Thousands)
Service cost............  $ 18,388  $ 20,288  $ 18,933  $3,908  $ 5,282  $ 5,221
Interest cost...........    51,856    51,442    48,291  14,513   13,839   13,636
Expected return on
 assets.................   (90,037)  (83,999)  (81,259) (8,645)  (6,769)  (4,845)
Amortization of:
  Transition obligation
   (asset)..............    (2,764)   (2,764)   (2,764)  3,128    3,128    3,244
  Prior service cost....       694       406     1,911      49       49       50
  Actuarial (gain)......   (13,767)   (4,248)   (9,165) (3,060)  (1,059)    (567)
                          --------  --------  --------  ------  -------  -------
Benefit cost before
 items below............   (35,630)  (18,875)  (24,053)  9,893   14,470   16,739
Special termination
 benefits...............        --        --    59,610      --       --    2,682
Curtailment (gain)
 loss...................        --        --   (10,256)     --       --    6,614
Settlement (gain) loss..        --        --   (45,291)     --       --    6,457
                          --------  --------  --------  ------  -------  -------
  Total net periodic
   benefit cost.........  $(35,630) $(18,875) $(19,990) $9,893  $14,470  $32,492
                          ========  ========  ========  ======  =======  =======
Portion of net periodic
 benefit cost applicable
 to DPL.................  $(43,839) $(31,663) $(34,708) $5,567  $ 5,893  $15,088
                          ========  ========  ========  ======  =======  =======
DPL portion of net
 periodic benefit cost
 included in results of
 operations.............  $(43,839) $(31,663) $(26,996) $5,567  $ 5,893  $14,368
                          ========  ========  ========  ======  =======  =======

  The special termination benefits and curtailment and settlement gains and losses shown above for 1998 resulted from 1998 Merger-related employee separa-tion programs primarily for DPL and ACE employees. DPL's 1998 results of oper-ations include a $4.2 million credit to the costs of pension benefits and a $7.9 million charge to the cost of other postretirement benefits for the net effects of the special termination benefits and curtailment and settlement gains and losses attributed to DPL's employees.

  Conectiv also maintains 401(k) savings plans for covered employees. Conectiv contributes to the plan, in the form of Conectiv stock, at varying levels up to $0.50 for each dollar contributed by employees, up to 6% of employee base pay. The amount expensed for DPL's share of the 401(k) savings plan was $1.2 million in 2000, $1.4 million in 1999, and $2.7 million in 1998.

NOTE 21. COMMITMENTS AND CONTINGENCIES

Commitments

  DPL's expected capital expenditures are estimated to be approximately $85 million in 2001.

  See Note 18 to the Consolidated Financial Statements for commitments related to long-term purchased power contracts and Note 19 to the Consolidated Finan-cial Statements for commitments related to leases.

Environmental Matters

  DPL is subject to regulation with respect to the environmental effect of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes autho-rize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. DPL is currently a poten-tially responsible party at three federal superfund sites. At one of these sites, DPL has resolved its liability for clean up costs through a de minimis settlement with the government. At this site, DPL may be liable for a claim by the state or federal government for natural resource damages. DPL also is al-leged to be a third-party contributor at three other federal superfund sites. DPL also has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. Also, the Delaware Department of Natural Resources and Environmental Control notified DPL in 1998 that it is a potentially responsible party liable for clean-up of the Wilmington Public Works Yard as a former owner of the proper-ty.

  DPL's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to con-tribute to clean-up costs), and the scientific and other complexities involved in resolving clean-up related issues (including whether DPL or a corporate predecessor is responsible for conditions on a particular parcel). There is $8.8 million included in DPL's current liabilities as of December 31, 2000, and $2.0 million as of December 31, 1999, for clean-up and other potential costs related to these sites. DPL does not expect such future costs to have a material effect on DPL's financial position or results of operations.

  In December 1999, DPL discovered an oil leak at the Indian River power plant. DPL took action to determine the source of the leak and cap it, contain the oil to minimize impact to a nearby waterway and recover oil from the soil. Remediation costs are expected to be approximately $10 million, including ap-proximately $3 million of cumulative expenditures which had been incurred as of December 31, 2000. In addition, DPL paid $350,000 in penalties and $100,000 for an environmental improvement project to the Delaware Department of Natural Resources and Environmental Control (DNREC) in connection with the oil leak and another matter related to the Indian River power plant.

Nuclear Insurance

  As discussed in Note 11 to the Consolidated Financial Statements, DPL sold its ownership interests in nuclear electric generating plants on December 29, 2000. Until recently, DPL was a member of an industry mutual insurance company
(NEIL), which provides replacement power cost coverage to members in the event of a major accidental outage at a nuclear power plant.

  Under changes in NEIL's by-laws effective December 31, 2000, member account balances no longer exist. NEIL members who sell their interests in nuclear electric generating plants after December 31, 2000, may choose either (1) to continue to receive certain policyholders' distributions from NEIL (if, as, and when declared) over a 5-year period or (2) to remain a NEIL member by pur-chasing other insurance products from NEIL and thus remain eligible for poli-cyholders' distributions (if, as, and when declared) for a longer period. NEIL members that sold their interests in nuclear generating plants on or before December 31, 2000 have available the two options discussed above or could also elect prior to February 28, 2001 a third option, to be paid their member ac-count balances by NEIL as a result of terminating their NEIL insurance cover-ages. DPL expects to terminate its NEIL membership and elect to receive cash of approximately $16 million for its member account balance.

NOTE 22. BUSINESS SEGMENTS

  Conectiv's organizational structure and management reporting information is aligned with Conectiv's business segments, irrespective of the subsidiary, or subsidiaries, through which a business is conducted. Businesses are managed based on lines of business, not legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") is available for DPL on a stand-alone basis. However, DPL's principal business is expected to be the transmission and distribution of electricity upon comple-tion of the sale of the electric generating plants of DPL (as discussed in Note 11 to the Consolidated Financial Statements). The transfer of certain electric generating plants to Conectiv and energy-trading activities to an-other Conectiv subsidiary effective July 1, 2000 resulted in electricity transmission and distribution representing a greater proportion of DPL's busi-ness.

NOTE 23. QUARTERLY FINANCIAL INFORMATION (unaudited)

  The quarterly data presented below reflect all adjustments necessary in the opinion of management for a fair presentation of the interim results. Quar-terly data normally vary seasonally because of temperature variations, differ-ences between summer and winter rates and the scheduled downtime and mainte-nance of electric generating units.

                                                     2000
                                ----------------------------------------------
                                 First    Second   Third    Fourth
                                Quarter  Quarter  Quarter  Quarter    Total
                                -------- -------- -------- -------- ----------
                                            (Dollars in Thousands)
Operating Revenues............. $705,949 $636,114 $386,553 $369,062 $2,097,678
Operating Income...............   94,611   60,376   71,142   74,593    300,722
Net Income.....................   47,193   25,312   30,183   39,128    141,816
Earnings Applicable to Common
 Stock.........................   46,004   24,062   28,932   37,873    136,871

  As discussed in Note 11 to the Consolidated Financial Statements, in the fourth quarter of 2000, a gain on the sale of the ownership interests of DPL in nuclear electric generating plants increased operating income by $16.6 mil-lion and net income by $12.8 million.

                                                    1999
                               -----------------------------------------------
                                First    Second   Third     Fourth
                               Quarter  Quarter  Quarter   Quarter    Total
                               -------- -------- --------  -------- ----------
                                           (Dollars in Thousands)
Operating Revenues...........  $619,707 $450,802 $609,270  $555,744 $2,235,523
Operating Income.............    77,210   61,546  117,353    58,152    314,261
Income Before Extraordinary
 Item........................    35,614   24,593   58,888    23,084    142,179
Extraordinary Item (1).......       --       --  (253,622)      --    (253,622)
Net Income/(Loss)............    35,614   24,593 (194,734)   23,084   (111,443)
Earnings (Loss) Applicable to
 Common Stock................    34,541   23,674 (195,993)   21,895   (115,883)

--------
(1) For information concerning the extraordinary item recorded in the third quarter of 1999, see Note 7 to the Consolidated Financial Statements.

  As discussed in Note 6 to the Consolidated Financial Statements, special charges were recorded in the third quarter of 1999 primarily for costs of em-ployee separations and certain other non-recurring items. These special charges decreased operating income by $10.5 million and net income by $6.4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Directors                Business Experience during Past 5 Years
        ---------                ---------------------------------------

 As of December 31, 2000

 Howard E. Cosgrove, 57.. Elected 1998 as Chairman of the Board and Chief
  Chairman of the Board   Executive Officer of Conectiv and Delmarva Power &
                          Light Company. Elected 1992 as Chairman of the Board,
                          President and Chief Executive Officer of Delmarva
                          Power & Light Company.

 Thomas S. Shaw, 53...... Elected 2000 as President and Chief Operating Officer
  Director                of Conectiv. Elected 1998 as Executive Vice President
                          of Conectiv and Delmarva Power & Light Company.
                          Elected 1992 as Senior Vice President of Delmarva
                          Power & Light Company.

 John C. van Roden, 51... Elected 1998 as Senior Vice President and Chief
  Director                Financial Officer of Conectiv and Delmarva Power &
                          Light Company. Principal, Cook and Belier, Inc. in
                          1998. Senior Vice President/Chief Financial Officer and Vice President/Treasurer, Lukens, Inc. from 1987 to 1998.

 Barbara S. Graham, 52... Elected 1999 as Senior Vice President of Conectiv and
  Director                Delmarva Power & Light Company. Elected 1998 as
                          Senior Vice President and Chief Financial Officer of
                          Conectiv and Delmarva Power & Light Company. Elected
                          1994 as Senior Vice President, Treasurer and Chief
                          Financial Officer of Delmarva Power & Light Company.


Executives

  Information about DPL's executive officers is included under Item 1.

ITEM 11. EXECUTIVE COMPENSATION

Personnel and Compensation Committee Interlocks and Insider Participation

  The Personnel and Compensation Committee is comprised solely of non-employee directors. There are no Personnel and Compensation Committee interlocks.

Summary Compensation Table

  As previously noted, DPL is a wholly owned electric utility subsidiary of Conectiv. The Chief Executive Officer and the four most highly compensated ex-ecutive officers of Conectiv maintain similar positions at DPL. In 2000, the salaries and other compensation awarded to the Chief Executive Officer and the four most highly compensated executive officers of DPL were paid by Conectiv for their service as executive officers of Conectiv, DPL and certain other Conectiv subsidiaries. The following tables show information concerning the total compensation paid or awarded to DPL's Chief Executive Officer and each of the four most highly compensated executive officers for the fiscal year ended December 31, 2000.


                                     III-1

  The following table shows information regarding the compensation earned dur-ing the past three fiscal years by DPL's Chief Executive Officer and DPL's other four most highly compensated executive officers for the fiscal year end-ing December 31, 2000.

                      Table 1--Summary Compensation Table

                                                                         Long Term Compensation
                                                                    --------------------------------
                                        Annual Compensation                Awards          Payouts
                                 ---------------------------------- --------------------- ----------
                                            Variable                Restricted Securities
   Name and Principal                     Compensation Other Annual   Stock    Underlying    LTIP       All Other
      Position(7)        Year(1)  Salary   (Bonus)(2)  Compensation Awards(3)   Options   Payouts(4) Compensation(5)
   ------------------    ------- -------- ------------ ------------ ---------- ---------- ---------- ---------------
H. E. Cosgrove,.........  2000   $600,000   $248,400         0       $271,875   124,000          --      $17,682
 Chairman of the Board,   1999   $600,000   $217,500         0       $187,500    57,000          --      $18,204
 President and Chief      1998   $600,000   $150,000         0          0       360,000    $572,134      $12,329
 Executive Officer

T. S. Shaw,.............  2000   $354,700   $122,500         0       $150,000    51,900          --      $10,606
 Executive Vice           1999   $325,000   $120,000         0       $291,500    26,000          --      $ 8,258
 President(6)             1998   $325,000   $ 78,000         0          0       170,000    $155,267      $ 9,478

J. C. van Roden,........  2000   $275,000   $ 85,400         0       $ 90,625    34,700          --      $ 9,810
 Senior Vice President    1999   $250,000   $ 72,500         0             --   170,000          --      $ 8,342
 and Chief Financial      1998   $ 17,686         --         0             --                    --
 Officer(6)

B. S. Graham,...........  2000   $262,500   $115,920         0       $ 90,625    33,100          --      $ 7,971
 Senior Vice President    1999   $250,000   $ 72,500         0       $ 62,750    14,000          --      $ 7,504
                          1998   $250,000   $ 50,200         0          0       170,000    $155,267      $ 5,308

W. H. Spence, ..........  2000   $198,100   $ 85,520         0       $ 22,238    28,500          --      $ 6,021
 Vice President,(6)       1999         --   $ 71,159        --             --        --          --           --
                          1998         --         --        --             --        --          --           --

--------
(1) The 1998 Merger involving DPL and Atlantic was effective as of March 1, 1998. Accordingly, except for Mr. van Roden, 1998 salary is shown as an annualized amount. Mr. van Roden joined Conectiv on November 30, 1998, and the 1998 salary shown is his actual salary. Other 1998 items of compensa-tion reflect full calendar 1998 compensation received from Conectiv or DPL.
(2) The target award is 60% of annualized salary for Mr. Cosgrove, 50% for Mr. Shaw, 45% for Mr. van Roden, 40% for Mrs. Graham and 30% for Mr. Spence. For 1999, the dollar value of the bonus reported above has been reduced by the portion of the bonus deferred and reported above as a 2000 Conectiv Restricted Stock Award, as follows: H. E. Cosgrove ($435,000 bonus with $217,500 purchasing Conectiv Restricted Stock Units (which we refer to as RSU's)); T. S. Shaw ($240,000 bonus with $120,000 purchasing RSU's); J. C. van Roden ($145,000 bonus with $72,500 purchasing RSU's); B. S. Graham ($145,000 bonus with $72,500 purchasing RSU's); W. H. Spence ($88,949 bo-nus with $17,790 purchasing RSU's). For 2000, the dollar value of the bo-nus reported above has been reduced by the portion of the bonus deferred, as follows: H. E. Cosgrove ($496,800 bonus with $248,400 purchasing RSU's); T. S. Shaw ($245,000 bonus with $122,500 purchasing RSU's); J. C. van Roden ($170,800 bonus with $85,400 purchasing RSU's); B. S. Graham ($144,900 bonus with $28,980 purchasing RSU's); W. H. Spence ($106,900 bo-nus with $21,380 purchasing RSU's).
(3) A mandatory 20% of the bonus (reported in this Table as "Variable Compen-sation") and any additional portion of the bonus that an executive elects to defer (up to an additional 30%) is deferred for at least three years under the Management Stock Purchase Program (which we refer to as MSPP) and used to purchase RSU's at a 20% discount. The dollar value of RSU's deferred under MSPP in 2000 (inclusive of the discounted portion), based on the fair market value at the award date, was for H. E. Cosgrove ($271,875 of which $54,375 is the discount); T. S. Shaw ($150,000 of which $30,000 is the discount), J. C. van Roden ($90,625 of which $18,125 is the discount), B. S. Graham ($90,625 of which $18,125 is the discount), W. H. Spence ($22,238 of which $4,448 is the discount). At the end of 2000, the number and value of the

                                     III-2
   aggregate restricted stock holdings (including RSU's, Conectiv Performance Accelerated Restricted Stock (which we refer to as PARS) and special grants) valued at $20.0625, the closing Conectiv stock price on December 29, 2000, for the individuals identified in the Summary Compensation Table was as fol-lows: for Mr. Cosgrove, 57,997 restricted stock holdings valued at $1,163,565; for Mr. Shaw, 45,006 restricted stock holdings valued at $902,933; for Mr. van Roden 12,217 restricted stock holdings valued at $245,104; for Mrs. Graham 18,645 restricted stock holdings valued at $374,065; for Mr. Spence 5,608 restricted stock holdings valued at $112,511.
(4) During 1998, all restrictions lapsed on the performance-based restricted stock granted in 1995 and 1996 under the Delmarva Long-Term Incentive Plan
    (LTIP) due to the 1998 Merger involving Delmarva and Atlantic. Under change in control provisions, the awards fully vested resulting in a payout to Mr. Cosgrove of 21,160 shares (11,570 for 1995 and 9,590 for 1996) valued at $454,940; to Mr. Shaw of 5,450 shares (2,870 for 1995 and 2,580 for 1996)
    valued at $117,175; and to Mrs. Graham of 5,450 shares (2,870 for 1995 and 2,580 for 1996) valued at $117,175. Conectiv shares were valued at $21.50 at the time of payout. On December 31, 2000, the performance-based re-stricted stock granted in 1997 under the Delmarva LTIP were forfeited based on the performance criteria. Dividends on shares of Conectiv restricted stock and dividend equivalents are accrued at the same rate as that paid to all holders of Conectiv common stock. As of December 31, 2000, Mr. Cosgrove held 35,100 shares of restricted stock (10,000 for 1998, 8,500 for 1999 and 16,600 for 2000) and 120,500 Dividend Equivalent Units (which we refer to as DEU's) (30,000 for 1998, 28,500 for 1999 and 62,000 for 2000); Mr. Shaw
    held 15,000 shares of restricted stock (4,000 for 1998, 4,000 for 1999 and 7,000 for 2000) and 48,950 DEU's (10,000 for 1998, 13,000 for 1999 and
    25,950 for 2000); Mr. van Roden held 7,700 shares of restricted stock (3,000 for 1999 and 4,700 for 2000) and 27,350 DEU'S (10,000 for 1999 and
    17,350 for 2000); Mrs. Graham held 11,000 shares of restricted stock (4,000 for 1998, 2,500 for 1999 and 4,500 for 2000) and 33,550 DEU's (10,000 for
    1998, 7,000 for 1999 and 16,550 for 2000); Mr. Spence held 4,500 shares of restricted stock (1,200 for 1998, 1,400 for 1999 and 1,900 for 2000) and 14,100 DEU's (3,250 for 1998, 4,000 for 1999 and 6,850 for 2000). Dividends
    paid on DEU's for 1998 were as follows: Mr. Cosgrove, $23,100, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. Shaw, $7,700, all of which was deferred into the Conectiv Deferred Compensation Plan; Mrs. Graham, $7,700, all of which was deferred into the Conectiv De-ferred Compensation Plan. Dividends paid on DEU's for 1999 were as follows:
    Mr. Cosgrove, $48,263, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. Shaw, $18,975, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. van Roden, $8,250, all of which was deferred into the Conectiv Deferred Compensation Plan; and Mrs. Graham, $14,025, all of which was deferred into the Conectiv Deferred Compensation Plan. Dividends paid on DEU's for 2000 were as follows: Mr. Cosgrove, $92,400, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. Shaw, $37,367, all of which was deferred into the Conectiv De-ferred Compensation Plan; Mr. Van Roden, $20,251, all of which was deferred into the Conectiv Deferred Compensation Plan; Mrs. Graham, $25,883, all of which was deferred into the Conectiv Deferred Compensation Plan; and Mr. Spence, $10,901. Holders of restricted stock are entitled to receive divi-dends as, if and when declared.
(5) The amount for each of the named executive officers for fiscal year 2000 include the following: Mr. Cosgrove, $3,000 in Conectiv matching contribu-tions to Conectiv's Savings and Investment Plan, $14,400 in Conectiv match-ing contributions to Conectiv's Deferred Compensation Plan and $282 in term life insurance premiums paid by Conectiv; for Mr. Shaw, $3,267 in Conectiv matching contributions to Conectiv's Savings and Investment Plan, $7,183 in Conectiv matching contributions to Conectiv's Deferred Compensation Plan and $156 in term life insurance premiums paid by Conectiv; for Mr. van Ro-den, $5,100 in Conectiv matching contributions to the Conectiv's Savings and Investment Plan, $3,150 in Conectiv matching contributions to Conectiv Deferred Compensation Plan and $156 in term life insurance premiums paid by Conectiv; for Mrs. Graham, $5,191 in Conectiv matching contributions to Conectiv's Savings and Investment Plan, $2,624 in Conectiv matching contri-butions to the Conectiv Deferred Compensation Plan and $156 in term life insurance premiums paid by Conectiv; for Mr. Spence, $4,775 in Conectiv matching contributions to Conectiv's Savings and Investment Plan, $1,180 in Conectiv matching contributions to the Conectiv Deferred Compensation Plan and $66 in term life insurance premiums paid by the Conectiv.

                                     III-3

(6) Mr. Shaw was elected Executive Vice President of DPL in 1998 and President and Chief Operating Officer of Conectiv as of September 8, 2000. Mr. Spence was elected Vice President of DPL in 1998 and Senior Vice Presi-dent, Energy, of Conectiv as of September 8, 2000. Mr. van Roden was elected Senior Vice President and Chief Financial Officer of DPL and Conectiv as of January 4, 1999.
(7) Also reportable as a "named executive officer" is Mr. Barry R. Elson, for-mer Executive Vice President of DPL and Conectiv. Mr. Elson's employment terminated on October 1, 2000. His compensation for 1998, 1999 and 2000 is as follows: Salary: 1998--$325,000, 1999--$325,000, 2000--$296,396; Vari-
    able Compensation (Bonus): 1998--$130,000, of which $52,000 purchased re-stricted stock units, 1999--$200,000, of which $90,000 purchased re-stricted stock units (Mr. Elson received no 2000 bonus); Other Annual Com-pensation for 1998, 1999 and 2000--$0; Restricted Stock Awards: 1998--$0, 1999--$259,000, 2000--$112,500; Securities Underlying Options: 1998--
    170,000, 1999--26,000, 2000--51,900; LTIP Payouts: 1998--$21,560, 1999 and
    2000--$0. Dividends paid or deferred on DEU's: 1998--$7,700, 1999--
    $18,975, 2000--$26,598. All other compensation: 1998--$4,074, 1999--
    $6,116, 2000--$127,500 in variable compensation, $280,570 for LTIP awards forfeited, $621,600 for supplemental retirement benefits, $1,020,000 in severance, and $6,418 in other payments.

            Table 2--Conectiv Option Grants in Last Fiscal Year (1)

                         Number of     % of Total
                         Securities     Options
                         Underlying    Granted to  Exercise            Grant Date
                          Options     Employees in  Price   Expiration  Present
Name                     Granted (#)  Fiscal Year   ($/Sh)     Date     Value (3)
----                     ----------   ------------ -------- ---------- ----------
H. E. Cosgrove..........  124,000(2)       18%     $16.5625   1/3/10    $503,440
T. S. Shaw..............   51,900(2)      7.5%     $16.5625   1/3/10    $210,714
J. C. van Roden.........   34,700(2)        5%     $16.5625   1/3/10    $140,882
B. S. Graham............   33,100(2)        5%     $16.5625   1/3/10    $134,386
W. H. Spence............   28,500(2)        4%     $16.5625   1/3/10    $115,710

--------
(1) Currently, Conectiv does not grant stock appreciation rights. For Mr. Elson, the number of securities underlying Conectiv options granted in 2000 were 51,900, or 7.5% of total options granted to employees in 2000; those options granted had an exercise price per share of $16.5625, an ex-piration date of January 3, 2010, and a grant date present value of $210,714. Mr. Elson forfeited all of these options upon his termination of employment on October 1, 2000.
(2) Denotes Nonqualified Stock Options. One-half of such Options vest and are exercisable at end of second year from date of grant. Second one-half vest and are exercisable at end of third year from date of grant.
(3) Determined using the Black-Scholes model, incorporating the following ma-terial assumptions and adjustments: (a) exercise price of $16.5625, equal to the Fair Market Value as of date of grant, (b) an option term of ten years, (c) risk-free rate of return of 5.00%, (d) volatility of 20.00%, and (e) dividend yield of 4.75%.

                                     III-4

       Table 3--Aggregated Conectiv Option Exercises in Last Fiscal Year
                     and FY-End Conectiv Option Values (1)

                                                      Number of Securities    Value of Unexercised in-
                           Shares                    Underlying Unexercised           the-Money
                         Acquired On     Value        Options at FY-End (3)     Options at FY-End (2)
Name                      Exercise   Realized($)(2) Exercisable/Unexercisable Exercisable/Unexercisable
----                     ----------- -------------- ------------------------- -------------------------
H. E. Cosgrove..........       0            0            35,900/511,000              $0/434,000
T. S. Shaw..............       0            0            10,000/237,900              $0/181,650
J. C. van Roden.........       0            0                 0/204,700              $0/121,450
B. S. Graham............       0            0            10,000/207,100              $0/115,850
W. H. Spence............       0            0              3,750/39,750              $ 0/99,750

--------
(1) Mr. Elson did not exercise any options during 2000. Mr. Elson forfeited all options upon his termination of employment on October 1, 2000, and thus had none at fiscal year-end.
(2) The closing price for Conectiv common stock as reported by the New York Stock Exchange on December 29, 2000 was $20.0625. Any value in the options is based on the difference between the exercise price of the options and the value at the time of the exercise (e.g., $20.0625 as of the close of business on December 29, 2000), which difference is multiplied by the num-ber of options exercised.
(3) 124,000 out of 511,000 of Mr. Cosgrove's unexercisable options are in the money. 51,900 out of 237,900 of Mr. Shaw's unexercisable options are in the money. 34,700 out of 204,700 of Mr. van Roden's unexercisable options are in the money. 33,100 out of 207,100 of Mrs. Graham's unexercisable op-tions are in the money. 28,500 out of 39,750 of Mr. Spence's unexercisable options are in the money. Unless vesting is accelerated under the terms of Conectiv's LTIP, none of the remaining options may be exercised earlier than two years from date of grant for regular, non-performance based op-tions and nine and one half years from date of grant for performance based options (subject to accelerated vesting for favorable stock price perfor-mance).

  Table 4--Conectiv Long-Term Incentive Plans--Awards in Last Fiscal Year (1)

                                      Number of Restricted    Performance Period
                                        Shares/Dividend        Until Maturation
   Name                               Equivalent Units (#)       Or Payout(2)
   ----                            -------------------------- ------------------
   H.E. Cosgrove.................. 16,600 shares/62,000 units       1/3/07
   T. S. Shaw.....................  7,000 shares/25,950 units       1/3/07
   J. C. van Roden................  4,700 shares/17,350 units       1/3/07
   B. S. Graham...................  4,500 shares/16,550 units       1/3/07
   W. Spence......................   1,900 shares/6,850 units       1/3/07

--------
(1) Mr. Elson was granted 7,000 shares of PARS and 25,950 DEU's in 2000, with a performance period ending January 3, 2007, and with the same terms and conditions described below in note 2. Mr. Elson forfeited these PARS and DEU's upon his termination of employment on October 1, 2000.
(2) Awards of PARS and DEU's were made to all of the named executive officers. The payout of shares of PARS may potentially be "performance accelerated." Restrictions may lapse any time after 3 years (i.e., after January 3, 2003) upon achievement of favorable stock price performance goals. In the absence of such favorable performance or accelerated vesting under the terms of Conectiv's LTIP, restrictions lapse after 7 years (i.e., January 3, 2007) provided that at least a defined level of average, total return to stockholders is achieved. As of December 31, 2000, Mr. Cosgrove's 16,600 PARS were valued at $333,038, Mr. Shaw's 7,000 PARS were valued at $140,438, Mr. van Roden's 4,700 PARS were valued at $94,294, Mrs. Graham's 4,500 PARS were valued at $90,281 and Mr. Spence's 1,900 PARS were valued at $38,119. These values are based on the December 29, 2000 closing Conectiv common stock price of $20.0625. For DEUs, one DEU is equal in value to the regular quarterly dividend paid on one share of Conectiv com-mon stock. The DEUs shown are payable in cash for four quarters over a one-year period ending with the quarterly dividend equivalent payable Jan-uary 31, 2001. At that time, the 2000 DEU award lapses.


                                     III-5

Pension Plan

  The Conectiv Retirement Plan includes the Cash Balance Pension Plan and cer-tain "grandfathering" provisions relating to the Delmarva Retirement Plan and the Atlantic Retirement Plan that apply to employees who had attained either 20 years of service or age 50 on the effective date of the Cash Balance Pen-sion Plan (January 1, 1999). Certain executives whose benefits from the Conectiv Retirement Plan are limited by the application of federal tax laws also receive benefits from the Supplemental Executive Retirement Plan.

Cash Balance Pension Plan

  The named executive officers participate in the Conectiv Retirement Plan and earn benefits that generally become vested after five years of service. Annu-ally, a record-keeping account in a participant's name is credited with an amount equal to a percentage of the participant's total pay, including base pay, overtime and bonuses, depending on the participant's age at the end of the plan year, as follows:

   Age at end of Plan Year                                             % of Pay
   -----------------------                                             --------
   Under 30...........................................................     5
   30 to 34...........................................................     6
   35 to 39...........................................................     7
   40 to 44...........................................................     8
   45 to 49...........................................................     9
   50 and over........................................................    10

  These accounts also receive interest credits based on average U.S. Treasury Bill rates for the year. In addition, certain annuity benefits earned by par-ticipants under the former Delmarva and Atlantic Energy Retirement Plans are fully protected as of December 31, 1998, and were converted to an equivalent cash amount and included in each participant's initial cash balance account. When a participant terminates employment, the amount credited to his or her account is converted into an annuity or paid in a lump sum.

Supplemental Retirement Benefits

  Under federal tax laws and regulations, benefits payable under the Conectiv Retirement Plan are limited. Supplemental retirement benefits are provided to employees to whom these limitations apply (including executive officers), so that they receive the retirement benefits for which they would be eligible in the absence of these limitations.

Estimated Retirement Benefits Payable to Named Executives Officers

  The following table shows the estimated retirement benefits, including sup-plemental retirement benefits under the plans applicable to the named execu-tives, that would be payable if he or she were to retire at normal retirement age (65), expressed in the form of a lump sum payment. Years of service cred-ited to each named executive officer as of his or her normal retirement date are as follows: Mr. Cosgrove--42, Mr. Shaw--40, Mr. Van Roden--15, Mrs. Gra-ham--30, and Mr. Spence--35.(1)

   Name                                    Year of 65th Birthday Lump Sum Value
   ----                                    --------------------- --------------
   H. E. Cosgrove.........................         2008            $6,398,000
   B. S. Graham...........................         2013            $1,741,000(2)
   T. S. Shaw.............................         2012            $3,048,000
   J. C. van Roden........................         2014            $  522,000(2)
   W. H. Spence...........................         2022            $1,298,000(2)

--------
(1) The year of Mr. Elson's 65th birthday is 2006, and $1,292,000 is the lump sum that would be payable to Mr. Elson, based on 16 years of credited service (8 of which are additional years for purposes of the

                                     III-6
   supplemental retirement benefits) if he were to retire at normal retirement age (65), expressed in the form of a lump sum payment. Upon his termination of employment, Mr. Elson received supplemental retirement benefits equiva-lent to 8 years of credited service in a lump sum payment of $621,600.
(2) Amounts include (i) interest credits for cash balances projected to be 5.80% per annum on annual salary credits and prior service balances, if any, and (ii) accrued benefits as of December 31, 2000, under retirement plans then applicable to the named executive officer. Benefits are not subject to any offset for Social Security payments or other offset amounts and assume no future increases in base pay or total pay.

Under the Conectiv Retirement Plan's grandfathering provisions, employees who participated in the Delmarva or Atlantic Retirement Plans and who met certain age and service requirements as of January 1, 1999, will have retirement bene-fits for all years of service up to the earlier of December 31, 2008 or re-tirement calculated according to their original benefit formula. This benefit will be compared to the cash balance account and the employee will receive whichever is greater. For years after December 31, 2008, all participants' benefits will be calculated under the cash balance plan. Estimated benefits are based on the Delmarva Retirement Plan for Messrs. Cosgrove, Shaw and Elson. Estimated benefits are based on the Cash Balance Pension Plan for Mrs. Graham (whose benefits under the Cash Balance Pension Plan exceed the benefits under the Delmarva Retirement Plan), Mr. van Roden (who was not grandfathered into the Delmarva Retirement Plan), and Mr. Spence (who was not grandfathered into the Delmarva Retirement Plan). The amount of benefit under such grandfathering is illustrated in the following table:

                           Delmarva Retirement Plan
                              Pension Plan Table
   Annual Retirement Benefits in Specified Remuneration and Years of Service
                                Classification

Average
Annual
Earnings
for the 5
Consecutive
years of
Earnings
that
result in
the Highest
Average      15 Yrs.    20 Yrs.    25 Yrs.     30 Yrs.     35 Yrs.
-----------  -------    -------    --------    --------    --------
$300,000(1)  $70,500    $94,000    $117,500    $141,000(2) $164,500(2)
 400,000(1)   94,500    126,000     157,500(2)  189,000(2)  220,500(2)
 500,000(1)  118,500    158,000(2)  197,500(2)  237,000(2)  276,500(2)
 600,000(1)  142,500(2) 190,000(2)  237,500(2)  285,000(2)  332,500(2)
 700,000(1)  166,500(2) 222,000(2)  277,500(2)  333,000(2)  388,500(2)
 800,000(1)  190,500(2) 254,000(2)  317,500(2)  381,000(2)  444,500(2)
 900,000(1)  214,421(2) 285,894(2)  357,368(2)  428,841(2)  500,315(2)

--------
(1) Effective January 1, 2000 annual compensation recognized may not exceed $170,000
(2)  For 2000, the annual limit on annual benefits is $135,000

  Benefits are payable in the form of a 50% joint and surviving spouse annuity or lump sum. Earnings include base salary, overtime and bonus.

Change in Control Severance Agreements and Other Provisions Relating to Possible Change Control

  Conectiv has entered into change in control severance agreements with Messrs. Cosgrove, Shaw, van Roden, Spence, and Mrs. Graham and two other se-nior executives. The agreements are intended to encourage the continued dedi-cation of Conectiv's senior management team. The agreements provide potential benefits for these executives upon actual or constructive termination of em-ployment (other than for cause) following a change in control of Conectiv, as defined in the agreements. Each affected executive would receive a severance payment equal to three times base salary and bonus, medical, dental, vision, group life and disability benefits for three

                                     III-7
years after termination of employment, and a cash payment equal to the actuar-ial equivalent of accrued pension credits equal to 36 months of additional service.

  In the event of a change in control, the Variable Compensation Plan provides that outstanding options become exercisable in full immediately, all condi-tions to the vesting of PARS are deemed satisfied and shares will be fully vested and nonforfeitable, DEU's will become fully vested and be immediately payable, variable compensation deferred under the Management Stock Purchase Program will be immediately distributed, and payment of variable compensation, if any, for the current year will be decided by the Personnel and Compensation Committee. For the Deferred Compensation Plan, this Committee may decide to distribute all deferrals in cash immediately or continue the deferral elec-tions of participants, in which case Conectiv will fully fund a "springing rabbi trust" to satisfy the obligations. An independent institutional trustee will maintain any trust established by reason of this provision.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All shares of DPL's common stock are owned by Conectiv, DPL's parent company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     III-8

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed As Part Of This Report:

1. Financial Statements

  The following financial statements are contained in Item 8 of Part II.

                                                                           Page
                                                                            No.
                                                                           -----
Report of Independent Accountants........................................  II-16
Consolidated Statements of Income for the years ended December 31, 2000,
 1999 and 1998...........................................................  II-17
Consolidated Balance Sheets as of December 31, 2000 and 1999.............  II-18
Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999, and 1998....................................................  II-20
Consolidated Statements of Changes in Common Stockholder's Equity for the
 years ended December 31, 2000, 1999, and 1998...........................  II-21
Notes to Consolidated Financial Statements...............................  II-22

2. Financial Statement Schedules

  Schedule II, Valuation and Qualifying Accounts, is presented below for each of the three years in the period ended December 31, 2000. No other financial statement schedules have been filed since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or the notes thereto.

                Schedule II--Valuation and Qualifying Accounts
                   Years Ended December 31, 2000, 1999, 1998

                            (Dollars in thousands)

                         Column B          Column C           Column D   Column E
                         --------- ------------------------- ----------  --------
                                           Additions
                                   -------------------------
                          Balance                                        Balance
                            at     Charged to                             at end
                         beginning  cost and    Charged to                  of
   Description           of period  expenses  other accounts Deductions   period
   -----------           --------- ---------- -------------- ----------  --------
2000
Allowance for doubtful
 accounts...............  $6,479    $13,914           --       $4,108(a) $16,285
1999
Allowance for doubtful
 accounts...............     648     10,020       $1,000        5,189(a)   6,479
1998
Allowance for doubtful
 accounts...............     196      5,292           --        4,840(a)     648

--------
(a) Accounts receivable written off.

3. Exhibits

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

 10-A    Purchase And Sale Agreement By And Between Delmarva Power & Light
         Company and NRG Energy Inc. (wholly owned electric generating plants)
         (filed herewith).

 10-B    Purchase And Sale Agreement By And Between Delmarva Power & Light
         Company and NGR Energy Inc. (jointly owned generating plants) (filed herewith).

 12-A    Ratio of earnings to fixed charges (filed herewith)

 12-B Ratio of earnings to fixed charges and preferred dividends (filed herewith)

 23      Consent of Independent Accountants (filed herewith)

 99 Pro Forma Financial Statements Generation Asset Sale and Transfer, filed herewith.

(b) Reports on Form 8-K

  The following Reports on Form 8-K were filed in the fourth quarter of 2000.

  On October 20, 2000, DPL filed a Current Report on Form 8-K dated October 3, 2000, reporting on Item 5, Other Events.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2001.

                                          Delmarva Power & Light Company
                                          (Registrant)

                                                   /s/ John C. van Roden
                                          By: _________________________________
                                                    (John C. van Roden,
                                              Senior Vice President and Chief
                                                    Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities indicated, on April 2, 2001.

              Signature                                       Title
              ---------                                       -----

      /s/ Howard E. Cosgrove                        Chairman of the Board,
______________________________________               President and Chief
          Howard E. Cosgrove                         Executive Officer

      /s/ John C. van Roden                         Senior Vice President and
______________________________________               Chief Financial Officer
          John C. van Roden

        /s/ James P. Lavin                          Controller and Chief
______________________________________               Accounting Officer
            James P. Lavin

        /s/ Thomas S. Shaw                          Director and Executive
______________________________________               Vice President
            Thomas S. Shaw

      /s/ Barbara S. Graham                         Director and Senior Vice
______________________________________               President
          Barbara S. Graham

                   EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------------------------------

   10-A Purchase And Sale Agreement By And Between Delmarva Power & Light Company and NRG Energy Inc. (wholly owned electric generating plants).

   10-B Purchase And Sale Agreement By And Between Delmarva Power & Light Company and NRG Energy Inc. (jointly owned electric generating plants).

   12-A            Ratio of Earnings to Fixed Charges

   12-B            Ratio of Earnings to Fixed Charges and Preferred Dividends

    23             Consent of Independent Accountants

    99             Pro Forma Financial Statements--Generation Asset Sale
                      and Transfer