Form 10-Q
period 2001-03-31
DELMARVA POWER & LIGHT CO /DE/
filed 2001-05-14
CIK 27879

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-1405

                        Delmarva Power & Light Company
                        ------------------------------
            (Exact name of registrant as specified in its charter)

  Delaware and Virginia                                   51-0084283
-----------------------------------------------------    ------------
 (States of incorporation)                             (I.R.S. Employer
                                                       Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware           19899
-----------------------------------------------------      ------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         302-429-3018
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

                               Table of Contents
                               -----------------

                                                                                       Page No.
                                                                                       --------

Part I.    Financial Information

  Item 1.    Financial Statements

             Consolidated Statements of Income for the three months ended
             March 31, 2001 and March 31, 2000...........................                     1

             Consolidated Balance Sheets as of March 31, 2001 and
             and December 31, 2000.......................................                   2-3

             Consolidated Statements of Cash Flows for the three months
             ended March 31, 2001, and March 31, 2000....................                     4

             Notes to Consolidated Financial Statements..................                   5-9

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................                 10-14

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk..                    14

Part II.     Other Information

  Item 6.    Exhibits and Reports on Form 8-K............................                    15

Signature    ............................................................                    16

                        Part 1.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                        DELMARVA POWER & LIGHT COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                     ---------------------------
                                                          2001          2000
                                                    -------------  -------------
OPERATING REVENUES
 Electric                                            $ 260,643      $ 424,390
 Gas                                                   102,535        270,537
 Other services                                          5,744         11,022
                                                    -------------  -------------
                                                       368,922        705,949
                                                    -------------  -------------
OPERATING EXPENSES
 Electric fuel and purchased energy and capacity       139,963        241,352
 Gas purchased                                          79,731        251,009
 Other services' cost of sales                           5,354          9,842
 Operation and maintenance                              26,673         68,957
 Depreciation and amortization                          26,643         29,236
 Taxes other than income taxes                           8,953         10,942
                                                    -------------  -------------
                                                       287,317        611,338
                                                    -------------  -------------
OPERATING INCOME                                        81,605         94,611
                                                    -------------  -------------
OTHER INCOME                                             3,149          1,612
                                                    -------------  -------------

INTEREST EXPENSE
 Interest charges                                       17,758         19,285
 Allowance for borrowed funds used during
  construction and capitalized interest                   (162)          (310)
                                                    -------------  -------------
                                                        17,596         18,975
                                                    -------------  -------------

PREFERRED DIVIDEND REQUIREMENT ON
 PREFERRED SECURITIES OF A SUBSIDIARY TRUST              1,422          1,422
                                                    -------------  -------------

INCOME BEFORE INCOME TAXES                              65,736         75,826

INCOME TAXES                                            26,803         28,633
                                                    -------------  -------------

NET INCOME                                              38,933         47,193

DIVIDENDS ON PREFERRED STOCK                             1,300          1,189
                                                    -------------  -------------

EARNINGS APPLICABLE TO COMMON STOCK                  $  37,633      $  46,004
                                                    =============  =============


See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                      March 31,                    December 31,
                                                                        2001                          2000
                                                                   ---------------               ---------------
        ASSETS

        Current Assets
           Cash and cash equivalents                                    $ 11,160                        $6,263
           Accounts receivable, net of allowances
               of $16,021 and $16,285, respectively                      254,636                       283,426
           Accounts receivable from affiliated companies                      -                         21,915
           Investment in Conectiv money pool                             166,038                        88,341
           Inventories, at average cost
               Fuel (coal, oil and gas)                                   15,680                        19,877
               Materials and supplies                                     24,133                        23,912
           Prepayments                                                    25,546                        22,209
           Deferred energy supply costs                                   21,199                        22,094
                                                                   ---------------               ---------------
                                                                         518,392                       488,037
                                                                   ---------------               ---------------

        Investments                                                        6,168                         6,275
                                                                   ---------------               ---------------

        Property, Plant and Equipment
           Electric generation                                           617,744                       617,077
           Electric transmission and distribution                      1,479,954                     1,451,644
           Gas transmission and distribution                             281,241                       277,650
           Other electric and gas facilities                             183,008                       184,529
           Other property, plant and equipment                             5,463                         5,463
                                                                   ---------------               ---------------
                                                                       2,567,410                     2,536,363
           Less: Accumulated depreciation                              1,108,944                     1,090,557
                                                                   ---------------               ---------------
           Net plant in service                                        1,458,466                     1,445,806
           Construction work-in-progress                                  64,193                        80,103
           Goodwill, net                                                  67,416                        67,945
                                                                   ---------------               ---------------
                                                                       1,590,075                     1,593,854
                                                                   ---------------               ---------------

        Deferred Charges and Other Assets
           Recoverable stranded costs                                     25,576                        29,271
           Deferred recoverable income taxes                              70,444                        70,753
           Prepaid employee benefits costs                               177,774                       174,335
           Unamortized debt expense                                       10,411                        10,624
           Deferred debt refinancing costs                                 7,864                         8,247
           Other                                                          21,996                        24,723
                                                                   ---------------               ---------------
                                                                         314,065                       317,953
                                                                   ---------------               ---------------
        Total Assets                                                 $ 2,428,700                   $ 2,406,119
                                                                   ===============               ===============

         See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                         March 31,      December 31,
                                                                            2001            2000
                                                                       --------------- ---------------
        CAPITALIZATION AND LIABILITIES

        Current Liabilities
           Long-term debt due within one year                             $    2,253     $     2,253
           Variable rate demand bonds                                        104,830         104,830
           Accounts payable                                                  156,157         174,470
           Accounts payable to affiliated companies                           11,194            -
           Taxes accrued                                                      46,746          25,016
           Interest accrued                                                   22,509          19,406
           Dividends payable                                                   6,503           6,463
           Current capital lease obligation                                      115             111
           Above-market purchased energy contracts and
              other electric restructuring liabilities                        16,351          16,305
           Deferred income taxes, net                                          2,586           2,594
           Other                                                              28,847          34,426
                                                                       --------------- ---------------
                                                                             398,091         385,874
                                                                       --------------- ---------------

        Deferred Credits and Other Liabilities
           Deferred income taxes, net                                        343,303         340,048
           Deferred investment tax credits                                    19,949          20,505
           Long-term capital lease obligation                                    841             872
           Above-market purchased energy contracts and
              other electric restructuring liabilities                        78,984          86,831
           Other                                                              12,618          28,782
                                                                       --------------- ---------------
                                                                             455,695         477,038
                                                                       --------------- ---------------

        Capitalization
           Common stock, $2.25 par value;
             1,000,000 shares authorized; 1,000 shares outstanding                 2               2
           Additional paid-in-capital                                        212,612         212,612
           Retained earnings                                                 289,538         257,866
                                                                       --------------- ---------------
               Total common stockholder's equity                             502,152         470,480
           Preferred stock not subject to mandatory redemption                89,703          89,703
           Preferred securities of subsidiary trust subject to
               mandatory redemption                                           70,000          70,000
           Long-term debt                                                    913,059         913,024
                                                                       --------------- ---------------
                                                                           1,574,914       1,543,207
                                                                       --------------- ---------------

        Commitments and Contingencies (Note 8)

        Total Capitalization and Liabilities                              $2,428,700     $ 2,406,119
                                                                       =============== ===============

        See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2001          2000
                                                     ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $ 38,933       $47,193
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and amortization                     26,670        32,209
      Deferred income taxes, net                         3,556         4,675
      Investment tax credit adjustments, net              (556)         (640)
      Net change in:
        Accounts receivable                             48,351      (119,576)
        Inventories                                      3,976         6,549
        Accounts payable                                (7,119)       35,977
        Other current assets and liabilities (1)         4,897        52,107
    Other, net                                          (8,644)       (3,180)
                                                     ------------ -------------
    Net cash provided by operating activities          110,064        55,314
                                                     ------------ -------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in Conectiv money pool                  (77,697)      (10,454)
    Capital expenditures                               (20,552)      (24,943)
    Other, net                                             330          (234)
                                                     ------------ -------------
    Net cash used by investing activities              (97,919)      (35,631)
                                                     ------------ -------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Common dividends paid                               (5,960)       (6,708)
    Preferred dividends paid                            (1,261)       (1,769)
    Long-term debt redeemed                                 -         (2,100)
    Principal portion of capital lease payments            (27)       (2,973)
    Cost of issuances and refinancings                      -            (46)
                                                     ------------ -------------
    Net cash used by financing activities               (7,248)      (13,596)
                                                     ------------ -------------
    Net change in cash and cash equivalents              4,897         6,087
    Cash and cash equivalents at beginning of period     6,263           648
                                                     ------------ --------------
    Cash and cash equivalents at end of period        $ 11,160       $ 6,735
                                                     ============ ==============

    (1)  Other than debt and deferred income taxes classified as current.

    See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)

Note 1.  Financial Statement Presentation
-------  --------------------------------

The consolidated condensed interim financial statements contained herein include the accounts of Delmarva Power & Light Company (DPL) and its wholly owned subsidiaries and reflect all adjustments, consisting of only normal recurring adjustments, necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures that would substantially duplicate the disclosures in DPL's 2000 Annual Report on Form 10-K have been omitted. Accordingly, DPL's consolidated condensed interim financial statements contained herein should be read in conjunction with DPL's 2000 Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q for additional relevant information.

Note 2.  Accounting For Derivative Instruments And Hedging Activities
-------  ------------------------------------------------------------

DPL implemented the provisions of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholder's equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

DPL implemented the provisions of SFAS No. 133 effective January 1, 2001. As of December 31, 2000, DPL held derivative instruments solely in connection with limiting regulated gas customers' exposure to commodity price uncertainty. The gains or losses on derivative instruments associated with the regulated gas supply business are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The initial effects of adopting SFAS No. 133 were recognition of a $14.4 million asset for the fair value of the derivative instruments held and a $14.4 million regulatory liability for the effects of regulation.

During the first quarter of 2001, DPL held derivative instruments solely in connection with limiting regulated gas customers' exposure to commodity price uncertainty. These derivatives were not designated as hedges under SFAS No. 133.

Note 3.  Related Party Purchases and Sales
-------  ---------------------------------

DPL's operating expenses and revenues include amounts for transactions with other Conectiv subsidiaries. DPL purchased electric capacity from Conectiv subsidiaries in the amount of $7.9 million during the first quarter of 2001 and had no intercompany purchases of energy or capacity during the first quarter of 2000. DPL also sold natural gas and electricity and leased certain assets to other Conectiv subsidiaries. Amounts included in operating revenues for these transactions were $5.5 million for the first quarter of 2001 and $15.2 million for the first quarter of 2000.

DPL also recently executed a fixed price contract with Conectiv Energy Supply, Inc. (CESI), a Conectiv subsidiary; the contract provides substantially all of DPL's needed energy and capacity for the period April 1, 2001 through August 31, 2001.

Note 4.  Proceeds From Termination Of Membership In Mutual Insurance Company
-------  -------------------------------------------------------------------

DPL sold its interests in nuclear electric generating plants on December 29, 2000, as discussed in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of DPL's 2000 Annual Report on Form 10-K. Prior to February 19, 2001, DPL was a member of an industry mutual insurance company (NEIL), which provides replacement power cost coverage to members in the event of a major accidental outage at a nuclear power plant.

Under changes in NEIL's by-laws effective December 31, 2000, member account balances no longer exist. NEIL members that sold their interests in nuclear electric generating plants on or before December 31, 2000 could elect prior to February 28, 2001 to be paid their member account balances by NEIL for terminating their NEIL insurance coverages. On February 19, 2001, DPL elected to terminate its NEIL membership and received $16.3 million for its member account balance. As a result of DPL's NEIL membership termination, DPL's operation and maintenance expenses for the three months ended March 31, 2001 include a $16.3 million pre-tax credit ($9.8 million after taxes).

Note 5.  Agreements for the Sale of Electric Generating Plants
-------  -----------------------------------------------------

For information concerning agreements for the sale of electric generating plants, see Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of DPL's 2000 Annual Report on Form 10-K. There is no significant new information to report concerning this matter.

Note 6.  Income Taxes
-------  ------------

For the three months ended March 31, 2001, the amount computed by multiplying "Income before income taxes" by the federal statutory rate is reconciled in the table below to income tax expense.

                                                  Three Months Ended
                                                    March 31, 2001
                                                ----------------------
                                                  Amount        Rate
                                                ----------  ----------
                                                (Dollars in Thousands)
Statutory federal income tax expense              $23,008          35%
State income taxes, net of federal benefit          3,625           6
Depreciation                                          770           1
Amortization of investment tax credits               (557)         (1)
Other, net                                            (43)          -
                                                ---------   ---------
Income tax expense                                $26,803          41%
                                                =========   =========

Note 7.  Debt
-------  ----

On February 12, 2001, DPL reduced the commitments under its revolving credit facility, which expires January 31, 2003, from $150 million to $105 million; this credit facility provides liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and also may be used for general corporate purposes.

Also see Note 11 to the Consolidated Financial Statements, "Subsequent Event, Debt Refinancing."

Note 8.  Contingencies
-------  -------------

DPL is subject to regulation with respect to the environmental effect of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. DPL is currently a potentially responsible party at three federal superfund sites. At one of these sites, DPL has resolved its liability for clean up costs through a de minimis settlement with the government. At this site, DPL may be liable for a claim by the state or federal government for natural resource damages. DPL also is alleged to be a third-party contributor at three other federal superfund sites. In addition, DPL has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. Also, the Delaware Department of Natural Resources and Environmental Control notified DPL in 1998 that it is a potentially responsible party liable for clean-up of the Wilmington Public Works Yard as a former owner of the property. DPL's current liabilities include $8.2 million as of March 31, 2001 ($8.8 million as of December 31, 2000) for clean-up and other potential costs related to these sites, including $6.5 million for remediation and other costs associated with environmental contamination that resulted from an oil leak at the Indian River power plant. DPL does not expect such future costs to have a material effect on DPL's financial position or results of operations.

Note 9.  Supplemental Cash Flow Information
-------  ----------------------------------

                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                   2001          2000
                                                 --------      --------
                                                 (Dollars in thousands)
Cash paid (received) for:
    Interest, net of amounts capitalized          $13,861       $15,591
    Income taxes, net of refunds                     $360       $(7,663)

Note 10.  Business Segments
--------  -----------------

Conectiv's organizational structure and management reporting information is aligned with Conectiv's business segments, irrespective of the subsidiary, or subsidiaries, through which a business is conducted. Businesses are managed based on lines of business, not legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") is available for DPL on a stand-alone basis. However, DPL's principal business is expected to be the transmission and distribution of electricity upon completion of the sale of the electric generating plants of DPL (as discussed in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of DPL's 2000 Annual Report on Form 10-K). The transfer of certain electric generating plants and energy trading activities to Conectiv effective July 1, 2000 resulted in electricity transmission and distribution representing a greater proportion of DPL's business.

Note 11.  Subsequent Event, Debt Refinancing
--------  ----------------------------------

On behalf of DPL, the Delaware Economic Development Authority issued the bonds listed below on May 11, 2001, and loaned the proceeds to DPL. The bonds are not secured by a mortgage or security interest in property of DPL.

                                 Bonds Issued
--------------------------------------------------------------------------------------------------
                                                                      Maturity        Interest
Principal  Series                                                       Date            Rate
---------  ------------------------------------------------------   -----------       --------
($000)
$20,000   Exempt Facilities Refunding Revenue Bonds, Series 2001A   May 1, 2031       Variable (1)
  4,500   Exempt Facilities Refunding Revenue Bonds, Series 2001B   May 1, 2031       Variable (1)
 34,500   Pollution Control Refunding Revenue Bonds, Series 2001C   May 1, 2026 (2)      4.9%
-------
$59,000
=======

(1) The interest rates on these bonds are set by either auction or remarketing procedures for periods specified by DPL, which may be daily, weekly or other periods, including long-term periods extending up to the bonds' maturity date. The bonds may be subject to optional redemption prior to maturity as provided for in the indenture for the bonds.
(2) The bonds are subject to mandatory tender on May 1, 2011. All or a portion of the tendered bonds may be redeemed and/or remarketed. After May 1, 2011, the bonds may bear interest at a variable rate or fixed rate and may be subject to optional redemption prior to maturity, as provided for in the indenture for the bonds.

The proceeds from the issuance of the bonds listed above and additional cash are expected to be used to refund on or about July 1, 2001, $59.0 million of bonds, which are listed below. The bonds are expected to be called at 102% of their principal amounts.

                        Bonds Expected To Be Refunded
--------------------------------------------------------------------------------
                                                                        Interest
Principal    Series                                                       Rate
---------  ------------------------------------------------------       --------
($000)
$20,000   Gas Facilities Revenue Bonds, Series 1991A                      7.3%
  4,500   Gas Facilities Refunding Revenue Bonds, Series 1991C            7.15%
 34,500   Pollution Control Refunding Revenue Bonds, Series 1991B         7.15%
-------
$59,000
=======

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

Earnings Results Summary
------------------------

Earnings applicable to common stock decreased $8.4 million to $37.6 million for the first quarter of 2001, from $46.0 million for the first quarter of 2000. The $8.4 million earnings decrease was primarily due to the unfavorable effects on earnings of the transfer of electric generating plants and competitive energy activities to Conectiv, effective July 1, 2000. Primarily as a result of these transfers, DPL's income from non-regulated energy trading activities decreased to an insignificant amount and there was an increase in the cost per kilowatt-hour of the energy and capacity associated with electricity supplied to DPL's default service customers. These variances were partly offset by lower operating and maintenance costs.

DPL's participation in energy markets, which has decreased due to the transfer of competitive energy activities, results in exposure to commodity market risk. DPL has controls in place that are intended to keep risk exposures within certain management-approved risk tolerance levels. For additional information concerning commodity market risk, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk," included herein.

Electric Revenues
-----------------

                                         Three Months Ended
                                              March 31,
                                        ---------------------
                                          2001         2000
                                        --------     --------
                                        (Dollars in millions)
Regulated electric revenues               $260.0       $265.2
Non-regulated electric revenues              0.6        159.2
                                        --------     --------
Total electric revenues                   $260.6       $424.4
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

"Regulated electric revenues" decreased by $5.2 million to $260.0 million for the first quarter of 2001, from $265.2 million for the first quarter of 2000, primarily due to lower interchange and resale sales. The revenue decrease was mitigated by higher sales to electric space-heating customers, due to colder winter weather, and sales during the first quarter of 2001 to customers who previously purchased electricity from alternative suppliers.

"Non-regulated electric revenues" decreased by $158.6 million to $0.6 million for first quarter of 2001, from $159.2 million for the first quarter of 2000, due to the transfer of competitive energy activities and electric generating plants to Conectiv, effective July 1, 2000.

Gas Revenues
------------

                                         Three Months Ended
                                              March 31,
                                        ---------------------
                                          2001         2000
                                        --------     --------
                                        (Dollars in millions)
Regulated gas revenues                     $72.1        $44.9
Non-regulated gas revenues                  30.4        225.6
                                        --------     --------
Total gas revenues                        $102.5       $270.5
                                        ========     ========


The table above shows the amounts of gas revenues earned from sources which were subject to price regulation (regulated) and which were not subject to price regulation (non-regulated). DPL's on-system sales and transportation of natural gas are generally subject to price regulation. Effective July 1, 2000, DPL ended its non-regulated gas trading activities. "Non-regulated gas revenues" for the first quarter of 2001 primarily resulted from off-system sales to large retail customers.

"Regulated gas revenues" increased by $27.2 million to $72.1 million for the first quarter of 2001, from $44.9 million for the first quarter of 2000. The $27.2 million revenue increase was primarily due to higher rates charged under the gas rate clause to recover higher costs of purchased natural gas. DPL's gross margin (gas revenues less gas purchased) from supplying regulated gas customers is insignificant, so earnings were not affected by the additional revenues from the rate increase under the gas rate clause. "Regulated gas revenues" also include an increase for higher volumes of gas delivered to customers, reflecting colder winter weather, which resulted in a $2.5 million increase in the gross margin earned for gas delivery.

"Non-regulated gas revenues" decreased by $195.2 million to $30.4 million for the first quarter of 2001, from $225.6 million for the first quarter of 2000, primarily due to the transfer to Conectiv of gas trading and most other competitive gas activities, effective July 1, 2000. Since the gross margin (revenues less purchased gas costs) earned from these activities was insignificant in the first quarter of 2000, the decrease in revenues had little effect on earnings.

Other Services Revenues
-----------------------

Other services revenues decreased by $5.3 million for the first quarter of 2001 primarily due to revenues earned in the first quarter of 2000 for the sale of oil inventory in conjunction with termination of a lease of a storage tank.

Operating Expenses
------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" decreased by $101.4 million to $140.0 million for the first quarter of 2001, from $241.4 million for the first quarter of 2000. The decrease was primarily due to the transfer of non-regulated electricity trading and marketing activities to Conectiv, partly offset by an increase due to a higher cost per kilowatt-hour for the energy and capacity associated with electricity supplied to DPL's default service customers. Due to the transfer of electric generating plants to Conectiv and the sale of DPL's interests in nuclear electric generating plants, a greater portion of DPL's load requirement was supplied with power purchased under short-term arrangements, which caused the cost per kilowatt-hour supplied to increase. DPL's capacity cost for the first quarter of 2001 benefited from a purchased capacity arrangement with Conectiv Energy Supply, Inc. (CESI), a Conectiv subsidiary. DPL also recently executed a fixed-price contract with CESI; the contract provides substantially all of DPL's needed energy and capacity for the period April 1, 2001 through August 31, 2001.

Gas Purchased

Gas purchased decreased by $171.3 million to $79.7 million for the first quarter of 2001, from $251.0 million for the first quarter of 2000. This decrease was mainly due to the transfer to Conectiv of non-regulated gas trading and most other competitive gas activities, partly offset by an increase from higher costs for supplying natural gas to customers in DPL's regulated service area due to higher prices paid for natural gas and a larger volume of natural gas purchased.

Other Services' Cost of Sales

Other services' cost of sales decreased by $4.5 million in the first quarter of 2001 primarily due to the cost of oil inventory sold in the first quarter of 2000 in conjunction with termination of a lease of a storage tank.

Operation and Maintenance Expenses

Operation and maintenance expenses decreased by $42.3 million to $26.7 million for the first quarter of 2001, from $69.0 million for the first quarter of 2000. This decrease was due to proceeds ($16.3 million) received by DPL for termination of its membership in NEIL, the sale of the interests of DPL in nuclear electric generating plants, and the transfer of electric generating plants to Conectiv.

Depreciation and Amortization

Depreciation and amortization expenses decreased $2.6 million for the first quarter of 2001 primarily due to the transfer of electric generating plants to Conectiv and the sale of DPL's interests in nuclear electric generating plants.

Income Taxes
------------

Income taxes decreased $1.8 million for the first quarter of 2001 mainly due to lower income before income taxes, partly offset by a higher effective income tax rate.

Liquidity and Capital Resources
-------------------------------

Due to $110.1 million of cash provided by operating activities, $97.9 million of cash used by investing activities, and $7.2 million of cash used by financing activities, cash and cash equivalents increased by $4.9 million during the first quarter of 2001.

The net cash provided by operating activities increased by $54.8 million to $110.1 million for the first quarter of 2001, from $55.3 million for the first quarter of 2000. The increase in cash flow was primarily due to increased collections of accounts receivable, including amounts from discontinued competitive retail energy activities.

The $97.9 million of net cash used by investing activities for the first quarter of 2001 included $77.7 million for the incremental amount invested by DPL in Conectiv's pool of funds that Conectiv subsidiaries borrow from or invest in, depending on their cash position, and $20.6 million of capital expenditures, primarily for the electric transmission and distribution systems.

The $7.2 million of net cash used by financing activities for the first quarter of 2001 included $6.0 million of dividends on common stock paid to Conectiv and $1.3 million of dividends paid to preferred stockholders.

DPL's capital structure including current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below as of March 31, 2001, and December 31, 2000.

                                                 March 31,       December 31,
                                                   2001             2000
                                                 ---------       ------------
Common stockholder's equity                        29.8%             28.5%
Preferred stock and preferred trust securities      9.5%              9.7%
Long-term debt, including current maturities
   and variable rate demand bonds                  60.7%             61.8%

On February 12, 2001, DPL reduced the commitments under its revolving credit facility, which expires January 31, 2003, from $150 million to $105 million; this credit facility provides liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and also may be used for general corporate purposes.
As discussed in Note 11 to the Consolidated Financial Statements, on behalf of DPL, the Delaware Economic Development Authority issued $59.0 million of bonds on May 11, 2001 and loaned the proceeds to DPL. Of the bonds issued, $24.5 million have a variable interest rate and a maturity date of May 1, 2031 and $34.5 million have a fixed interest rate of 4.9% and a maturity date of May 1, 2026, subject to mandatory tender on May 1, 2011. The proceeds received by DPL and additional cash are expected to be used on or about July 1, 2001 to refund $59.0 million of bonds (7.2% average interest rate).

DPL's ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends under the SEC Methods are shown below. See Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.


                                        12 Months
                                          Ended             Year Ended December 31,
                                         March 31,   ------------------------------------
                                           2001      2000    1999    1998    1997    1996
                                        ---------    ----    ----    ----    ----    ----
Ratio of Earnings to
 Fixed Charges (SEC Method)               3.41       3.47    3.65    2.92    2.83    3.33
Ratio of Earnings to Fixed Charges and
 Preferred Stock Dividends (SEC Method)   3.12       3.20    3.37    2.72    2.63    2.83

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on page II-14 to DPL's 2000 Annual Report on Form 10-K, DPL is subject to market risks, including interest rate risk and commodity price risk. There were no material changes in DPL's level of market risk associated with interest rates and derivative commodity instruments as of March 31, 2001 compared to December 31, 2000. During the first quarter of 2001, DPL held derivative instruments solely for the purposes of limiting regulated gas customers' exposure to commodity price uncertainty. Due to the operation of the regulated gas cost recovery clause, DPL had no value at risk as of March 31, 2001 or December 31, 2000.

Although DPL's level of market risk associated with derivative commodity instruments is unchanged as of March 31, 2001 compared to December 31, 2000, during the first quarter of 2001 DPL purchased increased amounts of electricity under short-term arrangements due to the transfer of its electric generating plants to Conectiv and the sale of its interests in nuclear electric generating plants. As a result, DPL experienced more exposure to fluctuations in the market price of electricity during the first quarter of 2001. On the other hand, DPL's capacity cost for the first quarter of 2001 benefited from a capacity purchase arrangement with CESI, a Conectiv subsidiary. Also, DPL recently executed a fixed-price contract with CESI to provide substantially all of DPL's needed energy and capacity for the period April 1, 2001 through August 31, 2001.

                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Exhibits
------------

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

(b) Reports on Form 8-K
-----------------------

On January 8, 2001, DPL filed a Current Report on Form 8-K dated December 29, 2000 reporting on Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Delmarva Power & Light Company
                                        ------------------------------
                                                 (Registrant)

Date:   May 14, 2001                    /s/ John C. van Roden
        ------------                    ----------------------------------------
                                        John C. van Roden, Senior Vice President
                                        and Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends