Form 10-Q
period 2001-06-30
DELMARVA POWER & LIGHT CO /DE/
filed 2001-08-13
CIK 27879

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2001
                               --------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-1405

                        Delmarva Power & Light Company
                        ------------------------------
            (Exact name of registrant as specified in its charter)

  Delaware and Virginia                                       51-0084283
 -----------------------                                ---------------------
 (States of incorporation)                                (I.R.S. Employer
                                                         Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware             19899
-----------------------------------------------------       ------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           302-429-3018
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

                               Table of Contents
                               -----------------

                                                                                    Page No.
                                                                                    --------
Part I.    Financial Information

  Item 1.  Financial Statements

           Consolidated Statements of Income for the three and six months ended
           June 30, 2001 and June 30, 2000.....................................          1

           Consolidated Balance Sheets as of June 30, 2001 and
           and December 31, 2000...............................................        2-3

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 2001, and June 30, 2000..............................          4

           Notes to Consolidated Financial Statements..........................       5-10

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................      11-16

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........         16

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K....................................         17

Signature  ....................................................................         17


                        Part 1.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements


                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                   Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                                ------------------------         -------------------------
                                                                  2001            2000             2001            2000
                                                                --------        --------         --------       ----------
OPERATING REVENUES
    Electric                                                    $254,648        $396,010         $515,291       $  820,400
    Gain on sale of electric plants                              221,224               -          221,224                -
    Gas                                                           55,575         234,599          158,110          505,136
    Other services                                                 5,487           5,505           11,231           16,527
                                                                --------        --------         --------       ----------
                                                                 536,934         636,114          905,856        1,342,063
                                                                --------        --------         --------       ----------
OPERATING EXPENSES
    Electric fuel and purchased energy and capacity              135,828         232,962          275,791          474,314
    Gas purchased                                                 46,561         227,517          126,292          478,526
    Other services' cost of sales                                  4,875           4,153           10,229           13,995
    Operation and maintenance                                     48,145          70,712           74,818          139,669
    Depreciation and amortization                                 26,648          29,433           53,291           58,669
    Taxes other than income taxes                                  8,572          10,961           17,525           21,903
                                                                --------        --------         --------       ----------
                                                                 270,629         575,738          557,946        1,187,076
                                                                --------        --------         --------       ----------
OPERATING INCOME                                                 266,305          60,376          347,910          154,987
                                                                --------        --------         --------       ----------

OTHER INCOME                                                       5,678           1,219            8,827            2,831
                                                                --------        --------         --------       ----------

INTEREST EXPENSE
    Interest charges                                              18,834          19,406           36,592           38,691
    Allowance for borrowed funds used during
     construction and capitalized interest                          (152)           (306)            (314)            (616)
                                                                --------        --------         --------       ----------
                                                                  18,682          19,100           36,278           38,075
                                                                --------        --------         --------       ----------
PREFERRED DIVIDEND REQUIREMENT ON
    PREFERRED SECURITIES OF A SUBSIDIARY TRUST                     1,422           1,422            2,844            2,844
                                                                --------        --------         --------       ----------

INCOME BEFORE INCOME TAXES                                       251,879          41,073          317,615          116,899

INCOME TAXES                                                     104,545          15,761          131,348           44,394
                                                                --------        --------         --------       ----------

NET INCOME                                                       147,334          25,312          186,267           72,505

DIVIDENDS ON PREFERRED STOCK                                       1,183           1,250            2,483            2,439
                                                                --------        --------         --------       ----------

EARNINGS APPLICABLE TO COMMON STOCK                             $146,151        $ 24,062         $183,784       $   70,066
                                                                ========        ========         ========       ==========

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                        June 30,         December 31,
                                                                          2001               2000
                                                                       ----------        ------------
ASSETS
Current Assets
     Cash and cash equivalents                                         $  322,553        $      6,263
     Accounts receivable, net of allowances
       of $15,637 and $16,285, respectively                               228,879             283,426
     Accounts receivable from affiliated companies                              -              21,915
     Investment in Conectiv money pool                                    406,947              88,341
     Inventories, at average cost                                          30,576              43,789
     Prepayments                                                           27,311              22,209
     Deferred energy supply costs                                          26,048              22,094
     Deferred income taxes, net                                               301                   -
                                                                       ----------        ------------
                                                                        1,042,615             488,037
                                                                       ----------        ------------

Investments                                                                65,120               6,275
                                                                       ----------        ------------
Property, Plant and Equipment
     Electric generation                                                        -             617,077
     Electric transmission and distribution                             1,485,632           1,451,644
     Gas transmission and distribution                                    285,341             277,650
     Other electric and gas facilities                                    168,845             184,529
     Other property, plant and equipment                                    5,231               5,463
                                                                       ----------        ------------
                                                                        1,945,049           2,536,363
     Less: Accumulated depreciation                                       744,383           1,090,557
                                                                       ----------        ------------
     Net plant in service                                               1,200,666           1,445,806
     Construction work-in-progress                                         73,326              80,103
     Goodwill, net                                                         66,899              67,945
                                                                       ----------        ------------
                                                                        1,340,891           1,593,854
                                                                       ----------        ------------
Deferred Charges and Other Assets
     Recoverable stranded costs                                            21,882              29,271
     Deferred recoverable income taxes                                     62,228              70,753
     Prepaid employee benefits costs                                      181,723             174,335
     Unamortized debt expense                                              11,755              10,624
     Deferred debt refinancing costs                                        7,449               8,247
     Other                                                                  1,810              24,723
                                                                       ----------        ------------
                                                                          286,847             317,953
                                                                       ----------        ------------
Total Assets                                                           $2,735,473        $  2,406,119
                                                                       ==========        ============


See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                      -----------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                June 30,    December 31,
                                                                  2001          2000
                                                               ----------   -----------
CAPITALIZATION AND LIABILITIES

Current Liabilities
      Long-term debt due within one year                       $    2,511    $    2,253
      Variable rate demand bonds                                  104,830       104,830
      Accounts payable                                            135,797       174,470
      Accounts payable to affiliated companies                     39,323             -
      Taxes accrued                                               201,902        25,016
      Interest accrued                                             19,098        19,406
      Dividends payable                                            14,929         6,463
      Current capital lease obligation                                120           111
      Above-market purchased energy contracts and
       other electric restructuring liabilities                    16,092        16,305
      Deferred income taxes, net                                        -         2,594
      Other                                                        44,659        34,426
                                                               ----------   -----------
                                                                  579,261       385,874
                                                               ----------   -----------

Deferred Credits and Other Liabilities
      Deferred income taxes, net                                  287,518       340,048
      Deferred investment tax credits                              15,174        20,505
      Long-term capital obligation                                    809           872
      Above-market purchased energy contracts and
       other electric restructuring liabilities                    74,729        86,831
      Other                                                        14,215        28,782
                                                               ----------   -----------
                                                                  392,445       477,038
                                                               ----------   -----------

Capitalization
      Common stock, $2.25 par value;
       1,000,000 shares authorized; 1,000 shares outstanding            2             2
      Additional paid-in-capital                                  212,612       212,612
      Retained earnings                                           421,317       257,866
                                                               ----------   -----------
      Total common stockholder's equity                           633,931       470,480
      Preferred stock not subject to mandatory redemption          89,703        89,703
      Preferred securities of subsidiary trust subject to
       mandatory redemption                                        70,000        70,000
      Long-term debt                                              970,133       913,024
                                                               ----------   -----------
                                                                1,763,767     1,543,207
                                                               ----------   -----------

Commitments and Contingencies (Notes 9 and 10)

Total Capitalization and Liabilities                           $2,735,473    $2,406,119
                                                               ==========   ===========

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                               2001            2000
                                                                            ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                              $ 186,267        $ 72,505
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Gain on sales of electric generating plants                            (221,224)              -
      Depreciation and amortization                                            53,345          64,406
      Deferred income taxes, net                                              (46,900)         15,712
      Investment tax credit adjustments, net                                   (5,331)         (1,280)
      Net change in:
        Accounts receivable                                                    76,904         (57,510)
        Inventories                                                           (11,936)         (1,807)
        Accounts payable                                                       (9,246)        (24,352)
        Accrued taxes                                                         176,886           5,875
        Other current assets and liabilities (1)                              (12,679)         10,727
    Other, net                                                                (25,072)        (21,314)
                                                                            ---------        --------
    Net cash provided by operating activities                                 161,014          62,962
                                                                            ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of electric generating plants                          528,215               -
    Proceeds from other assets sold                                             8,543           8,664
    (Increase) / decrease in investment in Conectiv money pool               (318,606)         13,070
    Capital expenditures                                                      (48,734)        (53,796)
    Refunding bond proceeds invested by trustee                               (59,000)              -
    Other, net                                                                  1,965          (2,989)
                                                                            ---------        --------
    Net cash provided / (used) by investing activities                        112,383         (35,051)
                                                                            ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid on common stock                                            (11,921)        (13,077)
    Dividends paid on preferred stock                                          (2,429)         (3,199)
    Long-term debt issued                                                      59,000               -
    Long-term debt redeemed                                                    (1,703)         (3,545)
    Principal portion of capital lease payments                                   (54)         (5,737)
    Net change in short-term debt                                                   -           8,295
    Other, net                                                                      -            (339)
                                                                            ---------        --------
    Net cash provided / (used) by financing activities                         42,893         (17,602)
                                                                            ---------        --------
    Net change in cash and cash equivalents                                   316,290          10,309
    Cash and cash equivalents at beginning of period                            6,263             648
                                                                            ---------        --------
    Cash and cash equivalents at end of period                              $ 322,553        $ 10,957
                                                                            =========        ========


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

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. SFAS No. 142 will be effective January 1, 2002 for companies with a calendar fiscal year, including DPL. Under SFAS No. 142, DPL will no longer amortize goodwill beginning January 1, 2002, but instead will test periodically for impairment. If an impairment of goodwill occurs, then a charge to earnings would result. Under SFAS No. 142, historical operating results will not be restated; instead pro forma earnings, adjusted to exclude goodwill amortization, will be disclosed. The amortization of goodwill reduced DPL's after-tax earnings by $0.3 million and $0.6 million for the three and six months ended June 30, 2001, respectively, and $1.2 million for 2000.

On August 9, 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations," which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. Obligations related to asset retirements for which an entity may have a legal obligation for settlement will be recognized in the financial statements, when the obligation meets the criteria for a liability under FASB Concepts Statement No. 6, Elements of Financial Statements. Under SFAS No. 143, the cost associated with an ARO is capitalized and allocated to expense by using a systematic and rational method. The initial measurement of an ARO is based on the fair value of the obligation. SFAS No. 143 will be effective January 1, 2003 for companies with a full calendar fiscal year, including DPL. Upon adoption, SFAS No. 143 requires the use of a cumulative-effect approach to recognize transition amounts for any existing ARO liabilities, asset retirement costs, and accumulated depreciation.

Management plans to conduct reviews of SFAS No. 141, 142 and 143 that are more comprehensive and may identify additional expected impacts on DPL's financial statements which may result from implementation of these new accounting standards.

Note 2.  Related Party Purchases and Sales
-------  ---------------------------------

DPL has a contract with Conectiv Energy Supply, Inc. (CESI), a Conectiv subsidiary, which provides a fixed price for substantially all of DPL's electric energy and capacity needs for the period April 1, 2001 through August 31, 2001. The difference between DPL's cost of procuring such energy and capacity and the price provided for by the contract with CESI is either due to or receivable from CESI and is reflected as an adjustment to DPL's operating costs.

DPL's operating expenses and revenues include amounts for transactions with other Conectiv subsidiaries. DPL purchased electric energy and capacity from Conectiv subsidiaries in the amounts of $13.4 million and $21.3 million for the three-months and six-months ended June 30, 2001, respectively. During the three-months and six-months ended June 30, 2000, DPL purchased $24.4 million of electric energy and natural gas from Conectiv subsidiaries. DPL also sold natural gas and electricity and leased certain assets to other Conectiv subsidiaries. Amounts included in operating revenues for these transactions were $4.3 million and $9.8 million for the three-months and six-months ended June 30, 2001, respectively, and $7.1 million and $22.3 million for the three-months and six-months ended June 30, 2000, respectively.


Note 3.  Supplemental Cash Flow Information
-------  ----------------------------------

                                              Six Months Ended
                                                  June 30,
                                              ----------------
                                              2001        2000
                                            -------      -------
                                           (Dollars in thousands)
Cash paid for:
 Interest, net of amounts capitalized       $35,345      $36,804
 Income taxes, net of refunds               $ 9,788      $27,087

Note 4.  Income Taxes
-------  ------------

The amount computed by multiplying "Income before income taxes" by the federal statutory rate is reconciled in the table below to income tax expense.

                                Three Months Ended June 30,         Six Months Ended June 30,
                             --------------------------------   --------------------------------
                                   2001              2000             2001             2000
                             ---------------   --------------   ---------------   --------------
                             Amount     Rate   Amount    Rate   Amount     Rate   Amount    Rate
                             --------   ----   -------   ----   --------   ----   -------   ----
                                                       (Dollars in Thousands)
Statutory federal income
  tax expense                $ 88,158     35%  $14,378     35%  $111,165     35%  $40,915     35%
State income taxes, net
  of federal benefit           14,072      6     2,918      7     17,698      6     6,928      6
Depreciation                      770      -       851      2      1,539      -     1,701      1
Regulatory asset basis
 difference                     4,876      2         -      -      4,876      2         -      -
Investment tax credit
  amortization                 (4,775)    (2)     (640)    (2)    (5,331)    (2)   (1,280)    (1)
Other, net                      1,444      1    (1,746)    (4)     1,401      -    (3,870)    (3)
                             --------     ---  -------     ---  --------     ---  -------   -----
                             $104,545     42%  $15,761     38%  $131,348     41%  $44,394     38%
                             ========     ===  =======     ===  ========     ===  =======   =====

Note 5.  Divestiture of Electric Generating Plants
-------  -----------------------------------------

The following disclosure updates the information concerning the divestiture of the electric generating plants of DPL, as discussed in Note 11 to the Consolidated Financial Statements in Item 8 of Part II of DPL's 2000 Annual Report on Form 10-K.

On June 22, 2001, all of DPL's ownership interests in various electric generating plants, which had a net book value of approximately $247 million and electric generating capacity of 954 megawatts (MW), were sold to NRG Energy, Inc. (NRG) for approximately $528.2 million. The sales proceeds are subject to final adjustments for inventory and other items. As a result of these sales, DPL's results of operations for the three and six months ended June 30, 2001 include a gain of $221.2 million before taxes ($129.4 million after taxes). The $221.2 million before-tax gain is included in operating revenues in the Consolidated Statements of Income.

The proceeds from the sales of the electric generating plants are expected to be used primarily to pay income taxes on the gain on the sale, repay long-term debt, and repurchase preferred stock. Long-term debt redemptions and an election to redeem preferred stock which occurred after the proceeds were received are discussed in Notes 8 and 7 to the Consolidated Financial Statements, respectively.

The agreement between DPL and NRG Power for DPL to purchase 500 megawatt-hours
(MWh) of firm electricity per hour, became effective June 22, 2001 and continues through December 31, 2005. DPL also entered into additional agreements, beginning on June 22, 2001, to purchase from NRG Power up to 350 MWh of firm electric energy per hour and up to 750 MW of capacity through August 31, 2001 and up to 300 MW of capacity through September 30, 2001. For updated information concerning DPL's commitments under long-term purchased power agreements, see Note 9 to the Consolidated Financial Statements.

Note 6.  Proceeds from Termination of Membership in Mutual Insurance Company
-------  -------------------------------------------------------------------

DPL sold its interests in nuclear electric generating plants on December 29, 2000, as discussed in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of DPL's 2000 Annual Report on Form 10-K. Prior to February 19, 2001, DPL was a member of an industry mutual insurance company
(NEIL), which provides replacement power cost coverage to members in the event of a major accidental outage at a nuclear power plant. NEIL members that sold their interests in nuclear electric generating plants on or before December 31, 2000 could elect prior to February 28, 2001 to be paid their member account balances by NEIL for terminating their NEIL insurance coverages. On February 19, 2001, DPL elected to terminate its NEIL membership and received $16.3 million for its member account balance. As a result of DPL's NEIL membership termination, DPL's operation and maintenance expenses for the six months ended June 30, 2001 include a $16.3 million pre-tax credit ($9.8 million after taxes).


Note 7.  Preferred Stock
-------  ---------------

On August 3, 2001, DPL gave notice of its election to redeem $45 million of auction rate preferred stock on September 6, 2001.

Note 8.  Debt
-------  -----

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

                             Bonds Issued on May 11, 2001
---------------------------------------------------------------------------------------------------
                                                                         Maturity        Interest
Principal  Series                                                          Date            Rate
---------  -------------------------------------------------------    ---------------  ------------
($000)
$20,000    Exempt Facilities Refunding Revenue Bonds, Series 2001A    May 1, 2031      Variable (1)
  4,500    Exempt Facilities Refunding Revenue Bonds, Series 2001B    May 1, 2031      Variable (1)
 34,500    Pollution Control Refunding Revenue Bonds, Series 2001C    May 1, 2026 (2)     4.9%
 -------
$59,000
 =======

(1) The interest rates on these bonds are set by either auction or remarketing procedures for periods specified by DPL, which may be daily, weekly or other periods, including long-term periods extending up to the bonds' maturity date. The bonds may be subject to optional redemption prior to maturity as provided in the indenture for the bonds.
(2) The bonds are subject to mandatory tender on May 1, 2011. All or a portion of the tendered bonds may be redeemed and/or remarketed. After May 1, 2011, the bonds may bear interest at a variable rate or fixed rate and may be subject to optional redemption prior to maturity, as provided for in the indenture for the bonds.

On July 2, 2001, the proceeds from the issuance of the bonds listed above and additional cash were used to refund $59.0 million of bonds, at 102% of their principal amounts. The bonds which were refunded are listed below.

                         Bonds Refunded On July 2, 2001
-------------------------------------------------------------------------------------
Principal  Series                                                     Interest Rate
---------  -------------------------------------------------------    ---------------
($000)
 $20,000     Gas Facilities Revenue Bonds, Series 1991A               7.3%
   4,500     Gas Facilities Refunding Revenue Bonds, Series 1991C     7.15%
  34,500     Pollution Control Refunding Revenue Bonds, Series 1991B  7.15%
-------
 $59,000
=======

On June 1, 2001, DPL redeemed $1.7 million of 6.95% Amortizing First Mortgage Bonds.

Subsequent to June 30, 2001 and through August 10, 2001, DPL repaid approximately $222.1 million of long-term debt, including $172.6 million of Medium Term Notes (8.1% average interest rate) and $49.5 million of First Mortgage Bonds (8.1% average interest rate). These debt redemption amounts exclude the $59.0 million of bonds that were refunded on July 2, 2001 and are discussed above.

Note 9  Long-Term Purchased Power Contracts
------  -----------------------------------

As discussed in Note 5 to the Consolidated Financial Statements, an agreement between DPL and NRG Power for DPL to purchase 500 MWh of firm electricity from NRG became effective June 22, 2001 and extends to December 31, 2005. As of June 30, 2001, the commitments of DPL under all long-term purchased power contracts for capacity (1,197 MW) and energy are estimated to be $200 million in 2001; $267 million in 2002; $204 million in 2003; $196 million in 2004; and $199 million in 2005.

DPL may enter into contracts with one or more suppliers under which the suppliers will be responsible for coordinating and supplying electricity for default service. CESI may seek to supply some or all of DPL's default electric service load obligation. If DPL secures such supply contracts, it expects to assign its rights and obligations under certain previously existing purchased power agreements to CESI.


Note 10.  Contingencies
--------  -------------

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

DPL is currently a potentially responsible party at three federal superfund sites. At one of these sites, DPL has resolved its liability for clean up costs through a de minimis settlement with the government. At this site, DPL may be liable for a claim by the state or federal government for natural resource damages. DPL also is alleged to be a third-party contributor at three other federal superfund sites. In addition, DPL has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. Also, the Delaware Department of Natural Resources and Environmental Control (DNREC) notified DPL in 1998 that it is a potentially responsible party liable for clean-up of the Wilmington Public Works Yard as a former owner of the property. DPL's current liabilities include $15.3 million as of June 30, 2001 ($8.8 million as of December 31, 2000) for clean-up and other potential costs related to these sites, including $13.3 million for remediation and other costs associated with environmental contamination that resulted from an oil leak at the Indian River power plant and reflects the terms of a related consent agreement reached with the DNREC during the second quarter
of 2001.   DPL does not expect such future costs to have a material effect on
DPL's financial position or results of operations.


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

Changes in business activities subsequent to the restructuring of DPL's electric utility business in 1999 have resulted in electricity transmission and distribution representing a greater proportion of DPL's business. Effective July 1, 2000, DPL transferred certain electric generating plants and energy trading activities to Conectiv. On December 29, 2000, DPL sold its ownership interests in various nuclear electric generating plants. On June 22, 2001, DPL sold its other electric generating plants to NRG and completed the divestiture of its electric generating plants. After June 22, 2001, DPL supplies the load requirements of its default electric service customers entirely with purchased power.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Forward-Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "intend," "will," "anticipate," "estimate," "expect," "believe," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: the effects of deregulation of energy supply and the unbundling of delivery services; the ability to enter into purchased power agreements on acceptable terms; market demand and prices for energy, capacity, and fuel; weather variations affecting energy usage; an increasingly competitive marketplace; sales retention and growth; federal and state regulatory actions; future litigation results; costs of construction; operating restrictions; increased costs and construction delays attributable to environmental regulations; and credit market concerns. DPL undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made prior to the effective date of the Litigation Reform Act.

Earnings Results Summary
-------------------------

On June 22, 2001, all of DPL's ownership interests in various electric generating plants, which had a net book value of approximately $247 million and electric generating capacity of 954 megawatts MW, were sold to NRG for approximately $528.2 million. The sales proceeds are subject to final adjustments for inventory and other items. As a result of these sales, DPL's results of operations for the three and six months ended June 30, 2001 include a gain of $221.2 million before taxes ($129.4 million after taxes). The $221.2 million before-tax gain is included in operating revenues in the Consolidated Statements of Income. The sale of DPL's electric generating plants to NRG completes DPL's divestiture of electric generating plants. DPL now supplies the load requirements of its default electric service customers entirely with purchased power, and DPL's principal business is the transmission and distribution of electricity.

Excluding the $129.4 million after-tax gain on the sale of electric generating plants, earnings applicable to common stock decreased $7.3 million to $16.8 million for the second quarter of 2001, from $24.1 million for the second quarter of 2000. Excluding the $129.4 million after-tax gain on the sale of electric generating plants, earnings applicable to common stock decreased $15.7 million to $54.4 million for the six months ended June 30, 2001, from $70.1 million for the six months ended June 30, 2000. The earnings decreases for the second quarter of 2001 and the six months ended June 30, 2001 were primarily due to the transfer of electric generating plants and competitive energy activities to Conectiv, effective July 1, 2000. Primarily as a result of these transfers, DPL's income from non-regulated energy trading activities decreased to an insignificant amount and there was also an increase in the cost per kilowatt-hour of the electricity supplied to DPL's default service customers. These variances were partly offset by lower operating and maintenance costs and certain other positive variances.


Electric Revenues
-----------------

                                   Three Months Ended    Six Months Ended
                                        June 30,              June 30,
                                   ------------------    ------------------
                                    2001        2000      2001        2000
                                   ------      ------    ------      ------
                                              (Dollars in millions)
Regulated electric revenues        $252.6      $274.0    $512.7      $539.1
Non-regulated electric revenues       2.0       122.0       2.6       281.3
                                   ------      ------    ------      ------
Total electric revenues            $254.6      $396.0    $515.3      $820.4
                                   ======      ======    ======      ======

The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service area of DPL.

"Regulated electric revenues" decreased by $21.4 million and $26.4 million for the three months and six months ended June 30, 2001, respectively, primarily due to lower interchange and resale sales, partly offset by increased revenues attributed to electricity supplied to customers that switched back to DPL from other electricity suppliers. For the six-month period, the revenue decrease was also mitigated by higher sales during the winter when colder weather caused electric space-heating customers to use more electricity.

Due to the transfer of competitive energy activities and electric generating plants to Conectiv effective July 1, 2000, "non-regulated electric revenues" decreased to $2.0 million and $2.6 million for the three months and six months ended June 30, 2001, respectively. During the three months and six months ended June 30, 2000, "non-regulated electric revenues" were $122.0 million and $281.3 million, respectively.


Gas Revenues
------------
                                   Three Months Ended    Six Months Ended
                                        June 30,              June 30,
                                   ------------------    ------------------
                                    2001        2000      2001        2000
                                   ------      ------    ------      ------
                                              (Dollars in millions)
Regulated gas revenues             $ 31.2      $ 22.2    $103.4      $ 67.0
Non-regulated gas revenues           24.4       212.4      54.7       438.1
                                   ------      ------    ------      ------
Total gas revenues                 $ 55.6      $234.6    $158.1      $505.1
                                   ======      ======    ======      ======

The table above shows the amounts of gas revenues earned from sources which were subject to price regulation (regulated) and which were not subject to price regulation (non-regulated). DPL's on-system sales and transportation of natural gas are generally subject to price regulation. Effective July 1, 2000, DPL ended its non-regulated gas trading activities. "Non-regulated gas revenues" for the three months and six months ended June 30, 2001 primarily resulted from off-system sales to large retail customers.

"Regulated gas revenues" increased by $9.0 million and $36.4 million for the three months and six months ended June 30, 2001, respectively, primarily due to higher rates charged under the gas rate clause to recover higher costs of purchased natural gas. DPL's gross margin (gas revenues less gas purchased) from supplying regulated gas customers is insignificant, so earnings were not affected by the additional revenues from the rate increase under the gas rate clause. "Regulated gas revenues" for the three-month and six-month periods also include increases for gas supplied to large customers that switched back to DPL from other suppliers. Also, "regulated gas revenues" for the six months ended June 30, 2001 reflect an increase from colder winter weather, which caused gas space-heating customers to use more gas.

Primarily due to the transfer to Conectiv of gas trading and most other competitive gas activities effective July 1, 2000, "non-regulated gas revenues" decreased by $188.0 million and $383.4 million for the three months and six months ended June 30, 2001, respectively. Since the gross margin earned from these non-regulated gas activities was insignificant for the three months and six months ended June 30, 2000, the decrease in revenues had little effect on earnings.

Other Services Revenues
-----------------------

Other services revenues decreased by $5.3 million for the six months ended June 30, 2001 primarily due to revenues earned during the same period last year for the sale of oil inventory in conjunction with termination of a lease of a storage tank.

Operating Expenses
------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" decreased by $97.1 million and $198.5 million for the three months and six months ended June 30, 2001, respectively, primarily due to the transfer of non-regulated electricity trading and marketing activities to Conectiv, partly offset by an increase due to a higher cost per kilowatt-hour for the electricity supplied to DPL's default service customers. Due to the transfer of electric generating plants to Conectiv and the sale of DPL's interests in electric generating plants, a greater portion of DPL's load requirement was supplied with power purchased under short-term arrangements, which caused the cost per kilowatt-hour supplied to increase.

The sale of DPL's fossil plants to NRG on June 22, 2001 triggered the start of DPL's purchase of 500 MWh of firm electricity per hour from NRG Power. This power purchase continues through December 31, 2005. DPL also entered into additional agreements, beginning on June 22, 2001, to purchase from NRG Power up to 350 MWh of firm electric energy per hour and up to 750 MW of capacity through August 31, 2001 and up to 300 MW of capacity through September 30, 2001. For updated information concerning DPL's commitments under long-term purchased power agreements, see Note 9 to the Consolidated Financial Statements.

DPL may enter into contracts with one or more suppliers under which the suppliers will be responsible for coordinating and supplying electricity for default service. CESI may seek to supply some or all of DPL's default electric service load obligation. If DPL secures such supply contracts, it expects to assign its rights and obligations under certain previously existing purchased power agreements to CESI.

Gas Purchased

Gas purchased decreased by $181.0 million and $352.2 million for the three months and six months ended June 30, 2001. These decreases were mainly due to the transfer to Conectiv of non-regulated gas trading and most other competitive gas activities, partly offset by an increase in the cost of gas supplied for DPL's regulated gas business, which was attributed mainly to higher prices paid for natural gas and also to larger volumes purchased.

Other Services' Cost of Sales

Other services' cost of sales decreased by $3.8 million in the six months ended June 30, 2001 primarily due to the cost of oil inventory sold during the same period last year in conjunction with termination of a lease of a storage tank.

Operation and Maintenance Expenses

Operation and maintenance expenses for the six months ended June 30, 2001 include a credit of $16.3 million for the proceeds received by DPL for termination of its membership in NEIL. Excluding this item, operation and maintenance expenses decreased by $48.6 million for the six months ended June 30, 2001 and $22.6 million in the second quarter of 2001, mainly due to the transfer of electric generating plants to Conectiv and the sales of the interests of DPL in electric generating plants.

Depreciation and Amortization

Depreciation and amortization expenses decreased $2.8 million and $5.4 million for the three months and six months ended June 30, 2001, respectively, primarily due to the transfer of electric generating plants to Conectiv and the sales of DPL's interests in electric generating plants.

Income Taxes
------------

Income taxes increased $88.8 million and $87.0 million for the three months and six months ended June 30, 2001, respectively, mainly due to higher income before income taxes, partly offset by a lower effective income tax rate.

Liquidity and Capital Resources
-------------------------------

Due to $161.0 million of cash provided by operating activities, $112.4 million of cash provided by investing activities, and $42.9 million of cash provided by financing activities, cash and cash equivalents increased by $316.3 million during the six months ended June 30, 2001.

The net cash provided by operating activities increased by $98.0 million to $161.0 million for the six months ended June 30, 2001, from $63.0 million for the six months ended June 30, 2000. Operating cash flow increased mainly due to increased collections of accounts receivable, and also due to lower income tax payments.

Cash Flows From Investing Activities for the six months ended June 30, 2001 included $528.2 million of cash proceeds from the sale of DPL's electric generating plants. The proceeds from the sales of the electric generating plants are expected to be used primarily to pay income taxes on the gain on the sale, repay long-term debt, and repurchase preferred stock. Long-term debt redemptions and an election to redeem preferred stock which occurred after the proceeds were received are discussed below.

Reflecting the net cash from operations and proceeds from the sale of the electric generating plants, DPL invested an additional $318.6 million during the six months ended June 30, 2001 in Conectiv's "money pool," in which Conectiv subsidiaries invest in or borrow from, depending on their cash position. Other uses of cash which are included in Cash Flows From Investing Activities for the six months ended June 30, 2001 are $59.0 million for the temporary investment of proceeds from the issuance of refunding bonds ("refunding bond proceeds invested by trustee") and $48.7 million of capital expenditures, primarily for the electric transmission and distribution systems.

The $42.9 million of net cash provided by financing activities for the six months ended June 30, 2001 primarily resulted from $59.0 million of cash received from the issuance of refunding bonds ($24.5 million variable rate and $34.5 million 4.9% fixed rate) and $11.9 million of cash used for dividends paid on DPL's common stock held by Conectiv. The proceeds from the refunding bonds were used on July 2, 2001 to refund $59.0 million of bonds (7.2% average interest rate).

DPL's capital structure including current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below as of June 30, 2001, and December 31, 2000. The increase in common stockholder's equity as a percentage of total capitalization was primarily related to the gain on the sale of the electric generating plants, which increased retained earnings.

                                                    June 30,    December 31,
                                                      2001           2000
                                                    --------    ------------
Common stockholder's equity                           33.9%          28.5%
Preferred stock and preferred trust securities         8.5%           9.7%
Long-term debt, including current maturities
   and variable rate demand bonds                     57.6%          61.8%

On February 12, 2001, DPL reduced the commitments under its revolving credit facility, which expires January 31, 2003, from $150 million to $105 million; this credit facility provides liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and also may be used for general corporate purposes.

Subsequent to June 30, 2001 and through August 10, 2001, DPL repaid approximately $222.1 million of long-term debt, including $172.6 million of Medium Term Notes (8.1% average interest rate) and $49.5 million of First Mortgage Bonds (8.1% average interest rate). These debt redemption amounts exclude the refunding of $59.0 million of bonds on July 2, 2001 with proceeds from refunding bonds. On August 3, 2001, DPL gave notice of its election to redeem $45 million of auction rate preferred stock on September 6, 2001.

DPL's ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends under the SEC Methods are shown below. See Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.


                                            12 Months
                                              Ended      Year Ended December 31,
                                            June 30,   ----------------------------
                                              2001     2000  1999  1998  1997  1996
                                            --------   ----  ----  ----  ----  ----
 Ratio of Earnings to
   Fixed Charges (SEC Method)                  5.85    3.47  3.65  2.92  2.83  3.33
 Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends (SEC Method)       5.34    3.20  3.37  2.72  2.63  2.83


New Accounting Standards
------------------------

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. SFAS No. 142 will be effective January 1, 2002 for companies with a calendar fiscal year, including DPL. Under SFAS No. 142, DPL will no longer amortize goodwill beginning January 1, 2002, but instead will test periodically for impairment. If an impairment of goodwill occurs, then a charge to earnings would result. Under SFAS No. 142, historical operating results will not be restated; instead pro forma earnings, adjusted to exclude goodwill amortization, will be disclosed. The amortization of goodwill reduced DPL's after-tax earnings by $0.3 million and $0.6 million for the three and six months ended June 30, 2001, respectively, and $1.2 million for 2000.

On August 9, 2001, the FASB issued SFAS No. 143 "Accounting For Asset Retirement Obligations," which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. Obligations related to asset retirements for which an entity may have a legal obligation for settlement will be recognized in the financial statements, when the obligation meets the criteria for a liability under FASB Concepts Statement No. 6, Elements of Financial Statements. Under SFAS No. 143, the cost associated with an ARO is capitalized and allocated to expense by using a systematic and rational method. The initial measurement of an ARO is based on the fair value of the obligation. SFAS No. 143 will be effective January 1, 2003 for companies with a calendar fiscal year, including DPL. Upon adoption, SFAS No. 143 requires the use of a cumulative-effect approach to recognize transition amounts for any existing ARO liabilities, asset retirement costs, and accumulated depreciation.

Management plans to conduct reviews of SFAS No. 141, 142 and 143 that are more comprehensive and may identify additional expected impacts on DPL's financial statements which may result from implementation of these new accounting standards.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on page II-14 to DPL's 2000 Annual Report on Form 10-K, DPL is subject to market risks, including interest rate risk and commodity price risk. There were no material changes in DPL's level of market risk associated with interest rates and derivative commodity instruments as of June 30, 2001 compared to December 31, 2000. During the six months ended June 30, 2001, DPL held derivative instruments solely for the purposes of limiting regulated gas customers' exposure to commodity price uncertainty. Due to the operation of the regulated gas cost recovery clause, DPL had no value at risk as of June 30, 2001 or December 31, 2000.

Although DPL's level of market risk associated with derivative commodity instruments is unchanged as of June 30, 2001 compared to December 31, 2000, during the six months ended June 30, 2001, DPL purchased increased amounts of electricity under short-term arrangements due to the transfer of its electric generating plants to Conectiv and the sales of its interests in electric generating plants. As a result, DPL experienced more exposure to fluctuations in the market price of electricity.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Exhibits
------------

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends


(b) Reports on Form 8-K
------------------------

On June 28, 2001, DPL filed a Current Report on Form 8-K dated June 22, 2001 reporting on Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Delmarva Power & Light Company
                                   ------------------------------
                                         (Registrant)



Date:  August 13, 2001         /s/ John C. van Roden
       ---------------         --------------------------------------------
                               John C. van Roden, Senior Vice President
                               and Chief Financial Officer

                                 Exhibit Index
                                 -------------




Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends