Form 10-Q
period 2001-09-30
DELMARVA POWER & LIGHT CO /DE/
filed 2001-11-09
CIK 27879

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended        September 30, 2001
                              -------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 1-1405

                        Delmarva Power & Light Company
                     -----------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware and Virginia                                 51-0084283
     --------------------------                             ------------
      (States of incorporation)                           (I.R.S. Employer
                                                          Identification No.)

      800 King Street, P.O. Box 231, Wilmington, Delaware       19899
      ---------------------------------------------------      -------
          (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code     302-429-3018
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

                       Yes     X       No___
                             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

All 1,000 issued and outstanding shares of Delmarva Power & Light Company common stock, $2.25 per share par value, are owned by Conectiv.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------

                               Table of Contents
                               -----------------

                                                                                                   Page No.
                                                                                                   --------
Part I.   Financial Information

    Item 1.  Financial Statements

             Consolidated Statements of Income for the three and nine months ended
             September 30, 2001 and September 30, 2000............................                     1

             Consolidated Balance Sheets as of September 30, 2001 and
             and December 31, 2000................................................                   2-3

             Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2001, and September 30, 2000.....................                     4

             Notes to Consolidated Financial Statements...........................                  5-10

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................................                 11-17

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........                    17

Part II.     Other Information

    Item 6.  Exhibits and Reports on Form 8-K.....................................                    18

Signature.........................................................................                    18


                         Part 1. FINANCIAL INFORMATION

                         Item 1. Financial Statements


                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                  Three Months Ended                      Nine Months Ended
                                                                     September 30,                           September 30,
                                                            -------------------------------       ----------------------------------
                                                                2001              2000                2001                2000
                                                            --------------    -------------       --------------    ----------------
OPERATING REVENUES
     Electric                                                   $ 315,569        $ 333,504            $ 830,860         $ 1,153,904
     Gain on sale of electric plants                                    -                -              221,224                   -
     Gas                                                           28,393           47,544              186,503             552,680
     Other services                                                 6,161            5,505               17,392              22,032
                                                            --------------    -------------       --------------    ----------------
                                                                  350,123          386,553            1,255,979           1,728,616
                                                            --------------    -------------       --------------    ----------------
OPERATING EXPENSES
     Electric fuel and purchased energy and capacity              228,024          179,211              503,815             653,525
     Gas purchased                                                 22,660           41,459              148,952             519,985
     Other services' cost of sales                                  6,026            4,390               16,255              18,385
     Operation and maintenance                                     46,429           52,868              121,247             192,537
     Depreciation and amortization                                 20,897           26,778               74,188              85,447
     Taxes other than income taxes                                  8,925           10,705               26,450              32,608
                                                            --------------    -------------       --------------    ----------------
                                                                  332,961          315,411              890,907           1,502,487
                                                            --------------    -------------       --------------    ----------------
OPERATING INCOME                                                   17,162           71,142              365,072             226,129
                                                            --------------    -------------       --------------    ----------------

OTHER INCOME                                                        6,555            1,793               15,382               4,624
                                                            --------------    -------------       --------------    ----------------

INTEREST EXPENSE
     Interest charges                                              13,953           20,315               50,545              59,006
     Allowance for borrowed funds used during
        construction and capitalized interest                        (206)            (157)                (520)               (773)
                                                            --------------    -------------       --------------    ----------------
                                                                   13,747           20,158               50,025              58,233
                                                            --------------    -------------       --------------    ----------------

PREFERRED DIVIDEND REQUIREMENT ON
     PREFERRED SECURITIES OF A SUBSIDIARY TRUST                     1,421            1,422                4,265               4,266
                                                            --------------    -------------       --------------    ----------------

INCOME BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                                             8,549           51,355              326,164             168,254

INCOME TAXES, EXCLUDING INCOME TAXES
     APPLICABLE TO EXTRAORDINARY ITEM                               3,972           21,172              135,320              65,566
                                                            --------------    -------------       --------------    ----------------

INCOME BEFORE EXTRAORDINARY ITEM                                    4,577           30,183              190,844             102,688

EXTRAORDINARY ITEM (Net of Income Taxes of $1,885)                 (2,790)               -               (2,790)                  -
                                                            --------------    -------------       --------------    ----------------

NET INCOME                                                          1,787           30,183              188,054             102,688

DIVIDENDS ON PREFERRED STOCK                                          852            1,251                3,335               3,690
                                                            --------------    -------------       --------------    ----------------

EARNINGS APPLICABLE TO COMMON STOCK                             $     935        $  28,932            $ 184,719         $    98,998
                                                            ==============    =============       ==============    ================

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                               September 30,          December 31,
                                                                   2001                  2000
                                                            ------------------    ------------------
ASSETS

Current Assets
   Cash and cash equivalents                                   $   273,065           $    94,604
   Accounts receivable, net of allowances
      of $18,898 and $ 16,285, respectively                        198,708               283,426
   Accounts receivable from affiliated companies                         -                21,915
   Inventories, at average cost                                     34,224                43,789
   Prepayments                                                      33,295                22,209
   Deferred energy supply costs                                     27,080                22,094
                                                               -----------           -----------
                                                                   566,372               488,037
                                                               -----------           -----------

Investments                                                          5,558                 6,275
                                                               -----------           -----------

Property, Plant and Equipment
   Electric generation                                                   -               617,077
   Electric transmission and distribution                        1,491,755             1,451,644
   Gas transmission and distribution                               288,196               277,650
   Other electric and gas facilities                               168,403               184,529
   Other property, plant and equipment                               5,231                 5,463
                                                               -----------           -----------
                                                                 1,953,585             2,536,363
   Less: Accumulated depreciation                                  756,434             1,090,557
                                                               -----------           -----------
   Net plant in service                                          1,197,151             1,445,806
   Construction work-in-progress                                    87,988                80,103
   Goodwill, net                                                    66,407                67,945
                                                               -----------           -----------
                                                                 1,351,546             1,593,854
                                                               -----------           -----------
Deferred Charges and Other Assets
   Recoverable stranded costs                                       18,187                29,271
   Deferred recoverable income taxes                                60,941                70,753
   Prepaid employee benefits costs                                 183,851               174,335
   Unamortized debt expense                                         11,365                10,624
   Deferred debt refinancing costs                                  18,558                 8,247
   Other                                                             1,723                24,723
                                                               -----------           -----------
                                                                   294,625               317,953
                                                               -----------           -----------
Total Assets                                                   $ 2,218,101           $ 2,406,119
                                                               ===========           ===========

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                               September 30,          December 31,
                                                                                    2001                  2000
                                                                             ------------------    ------------------
CAPITALIZATION AND LIABILITIES

Current Liabilities
     Long-term debt due within one year                                         $    17,511           $     2,253
     Variable rate demand bonds                                                     104,830               104,830
     Accounts payable                                                                74,995               174,470
     Accounts payable to affiliated companies                                        40,151                     -
     Taxes accrued                                                                  189,535                25,016
     Interest accrued                                                                14,369                19,406
     Dividends payable                                                               15,139                 6,463
     Current capital lease obligation                                                   125                   111
     Above-market purchased energy contracts and
        other electric restructuring liabilities                                      5,597                16,305
     Deferred income taxes, net                                                         835                 2,594
     Other                                                                           39,327                34,426
                                                                          ------------------    ------------------
                                                                                    502,414               385,874
                                                                          ------------------    ------------------

Deferred Credits and Other Liabilities
     Deferred income taxes, net                                                     289,441               340,048
     Deferred investment tax credits                                                 14,936                20,505
     Long-term capital lease obligation                                                 776                   872
     Obligation to affiliated company                                                32,422                     -
     Above-market purchased energy contracts and
        other electric restructuring liabilities                                     41,449                86,831
     Other                                                                           13,152                28,782
                                                                          ------------------    ------------------
                                                                                    392,176               477,038
                                                                          ------------------    ------------------

Capitalization
     Common stock, $2.25 par value;
       1,000,000 shares authorized; 1,000 shares outstanding                              2                     2
     Additional paid-in-capital                                                     213,405               212,612
     Retained earnings                                                              367,087               257,866
                                                                          ------------------    ------------------
         Total common stockholder's equity                                          580,494               470,480
     Preferred stock not subject to mandatory redemption                             29,833                89,703
     Preferred securities of subsidiary trust subject to
         mandatory redemption                                                        70,000                70,000
     Long-term debt                                                                 643,184               913,024
                                                                          ------------------    ------------------
                                                                                  1,323,511             1,543,207
                                                                          ------------------    ------------------

Commitments and Contingencies (Note 10)

Total Capitalization and Liabilities                                            $ 2,218,101           $ 2,406,119
                                                                          ==================    ==================

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                           --------------------------------
                                                                                2001              2000
                                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $ 188,054          $102,688
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Gain on sales of electric generating plants                             (221,224)                -
      Depreciation and amortization                                             74,244            93,790
      Deferred income taxes, net                                               (42,554)           23,126
      Investment tax credit adjustments, net                                    (5,569)           (1,836)
      Pension expense credit                                                   (14,048)          (32,880)
      Net change in:
          Accounts receivable                                                  106,052           (15,074)
          Inventories                                                          (15,584)             (857)
          Accounts payable                                                     (79,634)          (13,692)
          Accrued taxes                                                        164,519            24,401
          Other current assets and liabilities (1)                             (36,127)            7,366
   Other, net                                                                   (1,685)           (4,527)
                                                                         --------------    --------------
   Net cash provided by operating activities                                   116,444           182,505
                                                                         --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of electric generating plants                            528,215                 -
   Proceeds from other assets sold                                               8,543             8,664
   Capital expenditures                                                        (75,001)          (80,115)
   Increase in bond proceeds held in trust funds                                     -            (9,029)
   Other, net                                                                    1,689            (4,630)
                                                                         --------------    --------------
   Net cash provided / (used) by investing activities                          463,446           (85,110)
                                                                         --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid on common stock                                              (66,294)          (19,071)
   Dividends paid on preferred stock                                            (3,070)           (3,833)
   Long-term debt issued                                                        59,000            70,140
   Long-term debt redeemed                                                    (314,403)          (64,715)
   Preferred stock redeemed                                                    (59,871)                -
   Principal portion of capital lease payments                                     (54)           (8,343)
   Costs of issuances and redemptions                                          (16,737)           (1,224)
                                                                         --------------    --------------
   Net cash used by financing activities                                      (401,429)          (27,046)
                                                                         --------------    --------------
   Net change in cash and cash equivalents                                     178,461            70,349
   Cash and cash equivalents at beginning of period                             94,604            14,121
                                                                         --------------    --------------
   Cash and cash equivalents at end of period                                $ 273,065          $ 84,470
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

See accompanying Notes to Consolidated Financial Statements.

                        DELMARVA POWER & LIGHT COMPANY
                        ------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)


Note 1.  Financial Statement Presentation
-------  --------------------------------

The consolidated condensed interim financial statements contained herein include the accounts of Delmarva Power & Light Company (DPL) and its wholly owned subsidiaries and reflect all adjustments, consisting of only normal recurring adjustments, necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures that would substantially duplicate the disclosures in DPL's 2000 Annual Report on Form 10-K have been omitted. Accordingly, DPL's consolidated condensed interim financial statements contained herein should be read in conjunction with DPL's 2000 Annual Report on Form 10-K.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," will no longer be amortized. Intangible assets other than goodwill which have finite useful lives will continue to be amortized under SFAS No. 142. Goodwill and other intangible assets will be tested periodically for impairment. If an impairment occurs, then a charge to earnings would result.
An impairment of goodwill that results from adoption of SFAS No. 142 will be recognized as the cumulative effect of a change in accounting principle. Under SFAS No. 142, historical operating results will not be restated; instead pro forma earnings, adjusted to exclude goodwill amortization, will be disclosed. SFAS No. 142 will be effective January 1, 2002 for companies with a calendar fiscal year, including DPL.

On August 9, 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations," which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. If a legal obligation for an ARO exists, then SFAS No. 143 requires recognition of a liability, capitalization of the cost associated with the ARO, and allocation of the capitalized cost to expense. The initial measurement of an ARO is based on the fair value of the obligation, which may result in a gain or loss upon the settlement of the ARO. If the requirements of SFAS No. 71 are met, a regulated entity shall also recognize a regulatory asset or liability for timing differences between financial reporting and rate-making in the recognition of the period costs associated with an ARO. SFAS No. 143 will be effective January 1, 2003 for companies with a calendar fiscal year, including DPL. Upon adoption of SFAS No. 143, the difference between the net amount recognized in the balance sheet under SFAS No. 143 and the net amount previously recognized in the balance sheet will be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS No. 144, operating losses of discontinued operations are recognized in the period in which they occur, instead of accruing future operating losses before they occur. SFAS No. 144 will become effective on January 1, 2002.

DPL is currently evaluating SFAS No. 141, 142, 143, and 144 and cannot predict the impact that these standards may have on its financial position or results of operations; however, any such impact could be material.


Note 2.  Related Party Purchases and Sales
-------  ---------------------------------

DPL's operating expenses and revenues include amounts for transactions with other Conectiv subsidiaries. DPL purchased electric energy and capacity from Conectiv subsidiaries in the amounts of $30.4 million and $51.6 million for the three-months and nine-months ended September 30, 2001, respectively. During the three-months and nine-months ended September 30, 2000, DPL purchased $70.5 million and $94.9 million, respectively, of electric energy and natural gas from Conectiv subsidiaries. DPL also sold natural gas and electricity and leased certain assets to other Conectiv subsidiaries. Amounts included in operating revenues for these transactions were $5.3 million and $15.1 million for the three-months and nine-months ended September 30, 2001, respectively, and $4.7 million and $27.0 million for the three-months and nine-months ended September 30, 2000, respectively.

DPL had a contract with Conectiv Energy Supply, Inc. (CESI), a Conectiv subsidiary, which provided a fixed price for substantially all of DPL's electric energy and capacity needs for the period April 1, 2001 through August 31, 2001. The difference between DPL's cost of procuring such energy and capacity and the price provided for by the contract with CESI is reflected as an adjustment to "Electric fuel and purchased energy and capacity" in the Consolidated Statements of Income.

Effective September 1, 2001, DPL entered into an agreement with CESI, under which DPL purchases from CESI the electricity required for DPL to fulfill its obligation to supply default service and certain other customers. In connection with the agreement, CESI assumed the rights and obligations that DPL had under certain agreements to purchase electricity on a long-term basis. Within the next several months and after receiving regulatory approval, the rights and obligations associated with DPL's 500 megawatt-hour (MWh) purchased power agreement with NRG Power, which is discussed in Note 5 to the Consolidated Financial Statements, are also expected to be transferred to CESI. DPL's contract with CESI extends until January 31, 2002, with an automatic extension until June 30, 2004 upon the receipt of necessary regulatory approvals. The costs of purchased power associated with this contract are included in "Electric fuel and purchased energy and capacity" in the Consolidated Statement of Income.


Note 3.  Supplemental Cash Flow Information
-------  ----------------------------------

                                                   Nine Months Ended
                                                     September 30,
                                                   -----------------
                                                     2001     2000
                                                   -------  --------
                                                (Dollars in thousands)
Cash paid for:
 Interest, net of amounts capitalized               $53,229  $52,207
 Income taxes, net of refunds                       $25,574  $28,838

Note 4.  Income Taxes
-------  ------------

The amount computed by multiplying "Income before income taxes" by the federal statutory rate is reconciled in the table below to income tax expense, excluding income taxes applicable to the extraordinary item.

                                   Three Months Ended September 30,      Nine Months Ended September 30,
                                -------------------------------------  ------------------------------------
                                       2001               2000               2001                2000
                                -----------------  ------------------  ------------------  ----------------
                                 Amount     Rate    Amount      Rate    Amount      Rate    Amount    Rate
                                ---------  ------  --------    ------  --------    ------  --------  ------
                                                        (Dollars in Thousands)
Statutory federal income
 tax expense                    $   2,992    35%   $ 17,974      35%   $ 114,157     35%   $ 58,889    35%
State income taxes, net
 of federal benefit                   518     6       2,768       5       18,216      6       9,696     6
Depreciation                          770     9         851       2        2,309      1       2,552     1
Regulatory asset basis
 difference                             -     -           -       -        4,876      1           -     -
Investment tax credit
 amortization                        (238)   (3)       (556)     (1)      (5,569)    (2)     (1,836)   (1)
Other, net                            (70)   (1)        135       -        1,331      -      (3,735)   (2)
                                ---------  ----    --------    ----    ---------   ----    --------  ----
                                $   3,972    46%   $ 21,172      41%   $ 135,320     41%   $ 65,566    39%
                                =========  ====    ========    ====    =========   ====    ========  ====

Note 5.  Divestiture of Electric Generating Plants
-------  -----------------------------------------

The following disclosure updates the information concerning the divestiture of the electric generating plants of DPL, as discussed in Note 11 to the Consolidated Financial Statements in Item 8 of Part II of DPL's 2000 Annual Report on Form 10-K.

On June 22, 2001, all of DPL's ownership interests in various electric generating plants, which had a net book value of approximately $247 million and electric generating capacity of 954 megawatts (MW), were sold to NRG Energy, Inc. (NRG) for approximately $528.2 million. The sales proceeds are subject to final adjustments for inventory and other items. As a result of these sales, DPL's results of operations for the nine months ended September 30, 2001 include a gain of $221.2 million before taxes ($129.4 million after taxes). The $221.2 million before-tax gain is included in operating revenues in the Consolidated Statement of Income.

The agreement between DPL and NRG Power for DPL to purchase 500 MWh of firm electricity per hour, became effective June 22, 2001 and continues through December 31, 2005. DPL also entered into a short-term arrangement on June 22, 2001, under which NRG Power supplied part of DPL's electric energy and capacity requirements through the summer months ended August 30, 2001 and September 30, 2001, respectively. Within the next several months and after receiving regulatory approval, the rights and obligations associated with DPL's 500 MWh purchased power agreement with NRG Power are expected to be transferred to CESI in connection with DPL's purchased power agreement with CESI that became effective September 1, 2001, as discussed in Note 2 to the Consolidated Financial Statements.

Note 6.  Proceeds from Termination of Membership in Mutual Insurance Company
-------  -------------------------------------------------------------------

DPL sold its interests in nuclear electric generating plants on December 29, 2000, as discussed in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of DPL's 2000 Annual Report on Form 10-K. Prior to February 19, 2001, DPL was a member of an industry mutual insurance company
(NEIL), which provides replacement power cost coverage to members in the event of a major accidental outage at a nuclear power plant. NEIL members that sold their interests in nuclear electric generating plants on or before December 31, 2000 could elect prior to February 28, 2001 to be paid their member account balances by NEIL for terminating their NEIL insurance coverages. On February 19, 2001, DPL elected to terminate its NEIL membership and received $16.3 million for its member account balance. As a result of DPL's NEIL membership termination, DPL's operation and maintenance expenses for the nine months ended September 30, 2001 include a $16.3 million pre-tax credit ($9.8 million after taxes).


Note 7.  Retained Earnings
-------  -----------------

Changes in retained earnings are shown in the table below.
(Dollars in Thousands)
Balance as of December 31, 2000.............................  $257,866
Net income..................................................   188,054
Cash dividends declared
 Common stock...............................................   (74,705)
 Preferred stock............................................    (3,335)
Preferred stock redemption expenses.........................      (793)
                                                              --------
Balance as of September 30, 2001............................  $367,087
                                                              ========

Note 8.  Preferred Stock
-------  ---------------

On September 6, 2001, DPL paid $45.0 million to purchase all 450,000 outstanding shares of its Auction Rate Preferred Stock for par value of $100 per share.

During the third quarter of 2001, DPL paid $14.66 million to repurchase 148,700 shares of its Adjustable Rate Preferred Stock which had a par value of $14.87 million ($100 par value per share).


Note 9.  Debt
-------  ----

On February 12, 2001, DPL reduced the commitments under its revolving credit facility, which expires January 31, 2003, from $150 million to $105 million; this credit facility provides liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and also may be used for general corporate purposes.

On behalf of DPL, the Delaware Economic Development Authority issued $59.0 million of long-term bonds on May 11, 2001, and loaned the proceeds to DPL. The bonds issued included $24.5 million of variable rate (set by auction procedures) Exempt Facilities Refunding Revenue Bonds, due May 1, 2031, and $34.5 million of 4.9% Pollution Control Refunding Revenue Bonds, subject to mandatory tender on May 1, 2011 and due May 1, 2026. All of the bonds which were issued are not secured by a mortgage or security interest in property of DPL. On July 2, 2001, the proceeds from the bonds issued and additional cash were used to refund $59.0 million of long-term bonds, with a 7.2% average interest rate and maturity dates in 2018 and 2021, at 102% of their principal amounts.

On June 1, 2001, DPL redeemed $1.7 million of 6.95% Amortizing First Mortgage Bonds.

Excluding the $59.0 million of bonds that DPL refunded on July 2, 2001, DPL repaid $253.7 million of long-term debt during the third quarter of 2001. The $253.7 million of long-term debt repurchased included $192.2 million of Medium Term Notes, with maturity dates from 2005 to 2027 and an 8.0% average interest rate, and $61.5 million of First Mortgage Bonds, with maturity dates from 2003 to 2022 and an 8.1% average interest rate. The estimated portion of debt extinguishment costs which may not be recoverable through utility rates were expensed as a $2.8 million extraordinary item, after-taxes of $1.9 million ($4.7 million before taxes).

Subsequent to September 30, 2001, DPL redeemed $15 million of 8.96% Medium Term Notes which were scheduled to mature in 2021.


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

DPL is currently a potentially responsible party at three federal superfund sites. At one of these sites, DPL has resolved its liability for clean up costs through a de minimis settlement with the government. At this site, DPL may be liable for a claim by the state or federal government for natural resource damages. DPL also is alleged to be a third-party contributor at three other federal superfund sites. In addition, DPL has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. Also, the Delaware Department of Natural Resources and Environmental Control (DNREC) notified DPL in 1998 that it is a potentially responsible party liable for clean-up of the Wilmington Public Works Yard as a former owner of the property. DPL's current liabilities include $15.1 million as of September 30, 2001 ($8.8 million as of December 31, 2000) for clean-up and other potential costs related to these sites, including $13.1 million for remediation and other costs associated with environmental contamination that resulted from an oil leak at the Indian River power plant and
reflects the terms of a related consent agreement reached with the DNREC.   DPL
does not expect such future costs to have a material effect on DPL's financial position or results of operations.

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

Earnings Results Summary
------------------------

On June 22, 2001, all of DPL's ownership interests in various electric generating plants, which had a net book value of approximately $247 million and electric generating capacity of 954 MW, were sold to NRG for approximately $528.2 million. The sales proceeds are subject to final adjustments for inventory and other items. As a result of these sales, DPL's results of operations for the nine months ended September 30, 2001 include a gain of $221.2 million before taxes ($129.4 million after taxes). The $221.2 million before-tax gain is included in operating revenues in the Consolidated Statements of Income. The sale of DPL's electric generating plants to NRG completes DPL's divestiture of electric generating plants. DPL now supplies the load requirements of its default electric service customers entirely with purchased power, and DPL's principal business is the transmission and distribution of electricity.

Earnings applicable to common stock decreased by $28.0 million to $0.9 million for the third quarter of 2001, from $28.9 million for the third quarter of 2000. Excluding the $129.4 million after-tax gain on the sale of electric generating plants, earnings applicable to common stock decreased $43.7 million to $55.3 million for the nine months ended September 30, 2001, from $99.0 million for the nine months ended September 30, 2000. The earnings decreases for the third quarter of 2001 and the nine months ended September 30, 2001 primarily resulted from the divestiture of DPL's electric generating plants, which occurred during the period from July 1, 2000 to June 22, 2001. Due to completion of the divestiture of the electric generating plants, DPL purchases all of its electricity requirements and the cost per kilowatt-hour for the electricity supplied to DPL's default service customers has increased. DPL's exit from competitive energy activities, effective July 1, 2000, also contributed to the earnings decreases. These unfavorable factors were partly offset by lower operating and maintenance costs, lower interest expense, and certain other positive variances.

Extraordinary Item
------------------

During the third quarter of 2001, DPL repaid $253.7 million of long-term debt and refinanced $59.0 million of long-term bonds. The estimated portion of debt extinguishment costs which may not be recoverable through utility rates was expensed as a $2.8 million extraordinary item, after-taxes of $1.9 million ($4.7 million before taxes).

Electricity Supply for DPL Default Service Customers
----------------------------------------------------

Effective September 1, 2001, DPL entered into an agreement with CESI, under which DPL purchases from CESI the electricity required for DPL to fulfill its obligation to supply default service and certain other customers. In connection with the agreement, CESI assumed the rights and obligations that DPL had under certain agreements to purchase electricity on a long-term basis. Within the next several months and after receiving regulatory approval, the rights and obligations associated with DPL's 500 MWh purchased power agreement with NRG Power, which is discussed in Note 5 to the Consolidated Financial Statements, are also expected to be transferred to CESI. DPL's contract with CESI extends until January 31, 2002, with an automatic extension until June 30, 2004 upon the receipt of necessary regulatory approvals. The costs of purchased power associated with this contract are included in "Electric fuel and purchased energy and capacity" in the Consolidated Statement of Income.

Electric Revenues
-----------------

                                   Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                   ------------------   -------------------
                                    2001        2000     2001         2000
                                   ------      ------   ------       ------
                                             (Dollars in millions)
Regulated electric revenues        $314.8      $288.0   $827.5     $  827.2
Non-regulated electric revenues       0.8        45.5      3.4        326.7
                                   ------      ------   ------     --------
Total electric revenues            $315.6      $333.5   $830.9     $1,153.9
                                   ======      ======   ======     ========

The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service area of DPL.

"Regulated electric revenues" increased by $26.8 million for the three months ended September 30, 2001, compared to the same period last year, primarily due to increased revenues from electricity supplied to customers that switched back to DPL from other electricity suppliers. "Regulated electric revenues" were $827.5 million for the nine months ended September 30, 2001 compared to $827.2 million for the same period last year. The revenue variance between the nine-month periods was minimal because increased revenues from electricity supplied to customers that switched back to DPL from other electricity suppliers were offset by lower interchange sales.

Due to the transfer of competitive energy activities and electric generating plants to Conectiv effective July 1, 2000, "non-regulated electric revenues" decreased to $0.8 million and $3.4 million for the three months and nine months ended September 30, 2001, respectively. During the three months and nine months ended September 30, 2000, "non-regulated electric revenues" were $45.5 million and $326.7 million, respectively.

The gross margin earned (revenue less fuel and purchased energy and capacity) from total electric revenues decreased by $66.7 million and $173.3 million for the three and nine months ended September 30, 2001, primarily due to an increase in the cost per kilowatt-hour of the electricity supplied to DPL's default service customers due to the divestiture of DPL's electric generating plants.


Gas Revenues
------------

                              Three Months Ended  Nine Months Ended
                                 September 30,      September 30,
                              ------------------  -----------------
                               2001        2000    2001       2000
                              ------      ------  ------     ------
                                    (Dollars in millions)
Regulated gas revenues        $ 16.3      $ 12.9  $119.6     $ 79.9
Non-regulated gas revenues      12.1        34.6    66.9      472.8
                              ------      ------  ------     ------
Total gas revenues            $ 28.4      $ 47.5  $186.5     $552.7
                              ======      ======  ======     ======

The table above shows the amounts of gas revenues earned from sources which were subject to price regulation (regulated) and which were not subject to price regulation (non-regulated). DPL's on-system sales and transportation of natural gas are generally subject to price regulation. Effective July 1, 2000, DPL ended its non-regulated gas trading activities. "Non-regulated gas revenues" for the three months and nine months ended September 30, 2001 primarily resulted from off-system sales to large retail customers.

"Regulated gas revenues" increased by $3.4 million and $39.7 million for the three months and nine months ended September 30, 2001, respectively, primarily due to higher rates charged under the gas rate clause to recover higher costs of purchased natural gas. DPL's gross margin (gas revenues less gas purchased) from supplying regulated gas customers is insignificant, so earnings were not affected by the additional revenues from the rate increase under the gas rate clause. "Regulated gas revenues" also include increases for gas supplied to large customers that switched back to DPL from other suppliers. Also, "regulated gas revenues" for the nine months ended September 30, 2001 reflect an increase from colder winter weather, which caused gas space-heating customers to use more gas.

Primarily due to the transfer to Conectiv of gas trading and most other competitive gas activities effective July 1, 2000, "non-regulated gas revenues" decreased by $22.5 million and $405.9 million for the three months and nine months ended September 30, 2001, respectively. These revenue decreases had little effect on earnings since the gross margin earned from these non-regulated gas activities was not significant for the three months and nine months ended September 30, 2000.

Other Services Revenues
-----------------------

Other services revenues decreased by $4.6 million for the nine months ended September 30, 2001 primarily due to revenues earned during the same period last year for the sale of oil inventory in conjunction with termination of a lease of a storage tank.

Operating Expenses
------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" increased by $48.8 million in the third quarter of 2001, mainly due higher costs related to serving DPL's regulated business, partly offset by a decrease due to the phase-out of DPL's non-regulated electric activities. During the third quarter of 2001, the cost per kilowatt-hour for the electricity supplied to DPL's default service customers increased because DPL purchased all of its electricity requirements due to the divestiture of its electric generating plants.

"Electric fuel and purchased energy and capacity" decreased by $149.7 million for the nine months ended September 30, 2001, primarily due to the transfer of non-regulated electricity trading and marketing activities to Conectiv, partly offset by an increase due to purchasing a greater portion of the electricity required to supply default service customers.

Gas Purchased

Gas purchased decreased by $18.8 million and $371.0 million for the three months and nine months ended September 30, 2001. These decreases were mainly due to the transfer to Conectiv of non-regulated gas trading and most other competitive gas activities, partly offset by an increase in gas costs due to higher prices paid for natural gas supplied to customers of DPL's regulated gas business.

Operation and Maintenance Expenses

Operation and maintenance expenses decreased $6.4 million in the third quarter of 2001 mainly due to decreases related to the sales of DPL's electric generating plants, partly offset by increased pension expense.

Operation and maintenance expenses decreased by $71.3 million for the nine months ended September 30, 2001, mainly due to the credit for termination of DPL's membership in NEIL ($16.3 million) and the divestiture of DPL's electric generating plants, partly offset by increased pension expense.

Depreciation and Amortization

Depreciation and amortization expenses decreased $5.9 million and $11.3 million for the three months and nine months ended September 30, 2001, respectively, primarily due to the divestiture of DPL's electric generating plants.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased by $1.8 million and $6.2 million for the three months and nine months ended September 30, 2001, respectively, mainly due to the divestiture of DPL's electric generating plants.

Interest Expense

Interest expense, net of amounts capitalized, decreased by $6.4 million and $8.2 million for the three months and nine months ended September 30, 2001, respectively, primarily due to redemptions and refinancings of debt and lower interest expense for variable rate debt of DPL.

Income Taxes
------------

Income taxes decreased $17.2 million for the three months ended September 30, 2001 and increased $69.8 million for the nine months ended September 30, 2001, mainly due to variances in "income before income taxes and extraordinary item."

Liquidity and Capital Resources
--------------------------------

Due to $116.4 million of cash provided by operating activities, $463.5 million of cash provided by investing activities, and $401.4 million of cash used by financing activities, cash and cash equivalents increased by $178.5 million during the nine months ended September 30, 2001.

The net cash provided by operating activities decreased by $66.1 million to $116.4 million for the nine months ended September 30, 2001, from $182.5 million for the nine months ended September 30, 2000. The decrease in operating cash flow resulted from the divestiture of DPL's electric generating plants and the related purchase of all electricity requirements for default service customers.

Cash Flows From Investing Activities for the nine months ended September 30, 2001 provided $463.5 million of net cash primarily due to $528.2 million of cash provided by proceeds from the sale of DPL's fossil fuel-fired electric generating plants on June 22, 2001, and $75.0 million of cash used for capital expenditures, primarily for the electric transmission and distribution system.

Cash Flows From Financing Activities for the nine months ended September 30, 2001 used $401.4 million of net cash mainly due to redemptions of long-term debt and preferred stock and the payment of common dividends.

DPL issued $59.0 million of refunding bonds ($24.5 million variable rate and $34.5 million 4.9% fixed rate) in May 2001 and used the proceeds on July 2, 2001 to refund $59.0 million of bonds (7.2% average interest rate). DPL also repaid $253.7 million of long-term debt during the third quarter of 2001, including $192.2 million of Medium Term Notes, with maturity dates from 2005 to 2027 and an 8.0% average interest rate, and $61.5 million of First Mortgage Bonds, with maturity dates from 2003 to 2022 and an 8.1% average interest rate. Debt redemptions during the nine months ended September 30, 2001, also included $1.7 million of 6.95% Amortizing First Mortgage Bonds.

During the nine months ended September 30, 2001, financing activities also used cash for the payment of $66.3 million of dividends on common stock held by Conectiv, the redemption of $59.87 million of preferred stock, including $45.0 million of DPL's Auction Rate Preferred Stock and $14.87 million of DPL's Adjustable Rate Preferred Stock, and $16.7 million of costs mainly associated with debt redemption.

DPL's capital structure including current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below as of September 30, 2001, and December 31, 2000. The increase in common stockholders equity as a percent of total capitalization, as shown below, was primarily due to the redemption of $253.7 million of long-term debt in the third quarter of 2001 and the gain from the sale of fossil fuel-fired electric generating plants on June 22, 2001.

                                                  September 30,   December 31,
                                                      2001           2000
                                                      ----           ----
Common stockholder's equity                           40.1%          28.5%
Preferred stock and preferred trust securities         6.9%           9.7%
Long-term debt, including current maturities
   and variable rate demand bonds                     53.0%          61.8%

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


                                              9 Months
                                                Ended         Year Ended December 31,
                                            September 30,  ----------------------------
                                                 2001      2000  1999  1998  1997  1996
                                                 ----      ----  ----  ----  ----  ----
Ratio of Earnings to
   Fixed Charges (SEC Method)                    6.65      3.47  3.65  2.92  2.83  3.33
Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends (SEC Method)         6.06      3.20  3.37  2.72  2.63  2.83

New Accounting Standards
------------------------

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," will no longer be amortized. Intangible assets other than goodwill which have finite useful lives will continue to be amortized under SFAS No. 142. Goodwill and other intangible assets will be tested periodically for impairment. If an impairment occurs, then a charge to earnings would result. An impairment of goodwill that results from adoption of SFAS No. 142 will be recognized as the cumulative effect of a change in accounting principle. Under SFAS No. 142, historical operating results will not be restated; instead pro forma earnings, adjusted to exclude goodwill amortization, will be disclosed. SFAS No. 142 will be effective January 1, 2002 for companies with a calendar fiscal year, including DPL.

On August 9, 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations," which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. If a legal obligation for an ARO exists, then SFAS No. 143 requires recognition of a liability, capitalization of the cost associated with the ARO, and allocation of the capitalized cost to expense. The initial measurement of an ARO is based on the fair value of the obligation, which may result in a gain or loss upon the settlement of the ARO. If the requirements of SFAS No. 71 are met, a regulated entity shall also recognize a regulatory asset or liability for timing differences between financial reporting and rate-making in the recognition of the period costs associated with an ARO. SFAS No. 143 will be effective January 1, 2003 for companies with a calendar fiscal year, including DPL. Upon adoption of SFAS No. 143, the difference between the net amount recognized in the balance sheet under SFAS No. 143 and the net amount previously recognized in the balance sheet will be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS No. 144, operating losses of discontinued operations are recognized in the period in which they occur, instead of accruing future operating losses before they occur. SFAS No. 144 will become effective on January 1, 2002.

DPL is currently evaluating SFAS No. 141, 142, 143, and 144 and cannot predict the impact that these standards may have on its financial position or results of operations; however, any such impact could be material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on page II-14 to DPL's 2000 Annual Report on Form 10-K, DPL is subject to market risks, including interest rate risk and commodity price risk. There were no material changes in DPL's level of market risk associated with interest rates and derivative commodity instruments as of September 30, 2001 compared to December 31, 2000. During the nine months ended September 30, 2001, DPL held derivative instruments solely for the purposes of limiting regulated gas customers' exposure to commodity price uncertainty. Due to the operation of the regulated gas cost recovery clause, DPL had no value at risk as of September 30, 2001 or December 31, 2000.

Although DPL's level of market risk associated with derivative commodity instruments is unchanged as of September 30, 2001 compared to December 31, 2000, during the nine months ended September 30, 2001, DPL purchased increased amounts of electricity under short-term arrangements due to the divestiture of its electric generating plants. As a result, DPL experienced more exposure to fluctuations in the market price of electricity.

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Exhibits
------------

Exhibit 10, Purchase and Sale Agreement for Unforced Capacity, Energy and Ancillary Services between Conectiv Energy Supply, Inc. and Delmarva Power & Light Company

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends


(b) Reports on Form 8-K
------------------------

No Current Reports on Form 8-K were filed during the third quarter of 2001.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Delmarva Power & Light Company
                                   ------------------------------
                                            (Registrant)



Date:  November 9, 2001            /s/ John C. van Roden
       ----------------            ----------------------------------------
                                   John C. van Roden, Senior Vice President
                                   and Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit 10, Purchase and Sale Agreement for Unforced Capacity, Energy and Ancillary Services between Conectiv Energy Supply, Inc. and Delmarva Power & Light Company

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends