Form 10-K405
period 2001-12-31
DELMARVA POWER & LIGHT CO /DE/
filed 2002-03-27
CIK 27879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-1405

DELMARVA POWER & LIGHT COMPANY
(Exact name of registrant as specified in its charter)

Delaware & Virginia	51-0084283
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification No.)

800 King Street, P. O. Box 231
Wilmington, Delaware 19899
(Address of principal executive offices)

Registrant’s telephone number (302) 429-3018

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

8.125% Cumulative Trust Preferred Capital Securities of Delmarva Power Financing I (Liquidation Value of $25.00)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

All 1,000 issued and outstanding shares of Delmarva Power & Light Company common stock, $2.25 per share par value, are owned by Conectiv.

i

PART I

ITEM 1.    BUSINESS

General

Delmarva Power & Light Company (DPL) is a regulated public electric and gas utility and a subsidiary of Conectiv, which is a Delaware corporation and a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). PUHCA imposes certain restrictions on the operations of registered holding companies and their subsidiaries. DPL was incorporated in Delaware in 1909 and in Virginia in 1979. Effective March 1, 1998, DPL and Atlantic Energy, Inc. consummated a series of merger transactions (the 1998 Merger) by which DPL and Atlantic City Electric Company (ACE) became wholly owned subsidiaries of Conectiv.

On February 9, 2001, the Boards of Directors of Conectiv and Potomac Electric Power Company (Pepco) approved an Agreement and Plan of Merger (Conectiv/Pepco Merger Agreement) under which Pepco will acquire Conectiv for a combination of cash and stock, and Conectiv and Pepco will become wholly owned subsidiaries of Pepco Holdings Inc. (Conectiv/Pepco Merger). The Conectiv/Pepco Merger was approved by the stockholders of Conectiv and Pepco during 2001. Management currently expects the Conectiv/Pepco Merger to close in the second quarter of 2002, subject to timely receipt of various statutory and regulatory approvals.

As a public utility, DPL supplies and delivers electricity and natural gas to its customers under the trade name Conectiv Power Delivery. These businesses, which are discussed below, are weather sensitive and seasonal because sales of electricity are usually higher during the summer months due to air conditioning usage and natural gas sales are usually higher in the winter when gas is used for space-heating. Certain aspects of the retail utility businesses of DPL are regulated; however, the customers of DPL may elect to choose an alternative electricity supplier. Large and medium volume commercial and industrial gas customers also may take delivery service from DPL and choose alternative natural gas suppliers.

DPL had 844 employees, including 686 employees represented by labor organizations, as of December 31, 2001. DPL had 131 fewer employees as of December 31, 2001 compared to December 31, 2000, mainly due to the sale of electric generating plants during 2001.

Conectiv Resource Partners, Inc. (CRP) provides a variety of support services to Conectiv subsidiaries. The costs of CRP are directly assigned and allocated to Conectiv’s subsidiaries.

DPL operates its electric and gas distribution systems under long term franchise rights granted by the municipalities within its electric and gas service areas. Franchises with certain municipalities are subject to renewal during the next five years. DPL expects such franchises will be renewed but cannot predict whether such renewals will occur. DPL also possesses certain rights to provide service by virtue of state-wide grants and state-level regulation of its businesses.

Business Segments

For other information concerning DPL’s business segments, see Note 19 to the Consolidated Financial Statements included in Item 8 of Part II.

Regulation

Certain aspects of DPL’s utility businesses are subject to regulation by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, respectively), the Virginia State Corporation Commission (VSCC), and the Federal Energy Regulatory Commission (FERC). The electricity generation business of DPL was restructured in the latter half of 1999, pursuant to enactment of Delaware and Maryland electric restructuring legislation and the issuance of restructuring orders by the DPSC and MPSC. These orders, among other things, provided for customer choice of electricity suppliers, rate decreases, and quantification of the recovery through customer rates of the uneconomic portion of assets and long-term contracts that resulted from the restructuring

(stranded costs). Based on these orders, DPL determined that the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71) no longer applied to its electricity generation business and an extraordinary charge to 1999 earnings resulted. For information concerning the effects of SFAS No. 71 on DPL’s financial statements, including discontinuing the application of SFAS No. 71 to the electricity generation business, see Notes 1 6, 7, and 10 to the Consolidated Financial Statements included in Item 8 of Part II.

Excluding sales not subject to price regulation, the percentages of retail electric and gas utility operating revenues regulated by each regulatory commission for 2001, were as follows: DPSC, 66.6%; MPSC, 30.2%; and VSCC, 3.2%. Wholesale sales and the transmission of electricity and gas are subject to FERC regulation. Retail gas sales are subject to regulation by the DPSC.

For information about changes in rates charged to customers for electric utility service, see Note 7 to the Consolidated Financial Statements included in Item 8 of Part II.

As discussed above, as a subsidiary of a registered holding company under the PUHCA, DPL is subject to certain restrictions imposed by PUHCA on the operations of subsidiaries of registered holding companies.

Divestiture of Electric Generating Plants

The divestiture of the electric generating plants of DPL was completed on June 22, 2001 with the sale of the ownership interests of DPL in various electric generating plants that had 954 megawatts (MW) of capacity. The divestiture of the electric generating plants of DPL started in 2000. DPL contributed electric generating plants with 1,501 MW of capacity to Conectiv on July 1, 2000, in connection with the formation of Conectiv Energy Holding Company (CEH), which has subsidiaries engaged in non-regulated electricity production, energy trading and marketing. Divestiture of the electric generating plants also included the sale of DPL’s ownership interests in nuclear electric generating plants (331 MW) on December 29, 2000. See Note 8 to the Consolidated Financial Statements included in Item 8 of Part II for information concerning the divestiture of DPL’s electric generating plants.

Electricity Delivery

DPL delivers electricity to approximately 479,000 regulated customers through its transmission and distribution systems and also supplies electricity to most of its electricity delivery customers, who have the option of choosing an alternative supplier. Rates charged to DPL’s customers for electricity delivery service are subject to regulation primarily by the DPSC, MPSC, and VSCC. DPL’s regulated electric service area has a population of approximately 1.2 million and covers an area of about 6,000 square miles on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia).

For additional information about the electric delivery business, see “Cost Accounting Manual/Code of Conduct” and “Virginia Affiliates Act,” within Part I.

Default Service

As part of electric utility restructuring in 1999, DPL is required to supply electricity to Delaware and Maryland customers who do not choose an alternative electricity supplier (default service). Differences between DPL’s actual energy costs for default service and the related amounts included in customer rates affect DPL’s earnings because rates currently are not adjusted for such differences. In Delaware, DPL’s initial default service periods are the three years ending September 30, 2002 for non-residential customers and the four years ending September 30, 2003 for residential customers. Under the terms of a settlement agreement related to the Conectiv/Pepco Merger, which the DPSC voted to approve on March 19, 2002, DPL will continue providing default service to Delaware customers until May 1, 2006. For Maryland customers, DPL is required to provide default service during the three years ending July 1, 2003 for non-residential customers and the four years ending July 1, 2004 for residential customers. Prior to July 1, 2003, the MPSC is expected to determine how default service will be supplied after the termination of DPL’s initial default service periods in Maryland.

The actual 2001 peak load (demand for electricity) associated with DPL’s default service was 2,861 MW. Management currently forecasts a peak load of 2,622 MW for DPL’s default service in 2002. The forecasted 2002 peak load is expected to be less than the 2001 actual peak load primarily due to hotter weather for the 2001 peak than the weather assumed for the 2002 peak load forecast.

Effective September 1, 2001, DPL entered into an agreement with Conectiv Energy Supply, Inc. (CESI), under which DPL purchases from CESI the electricity required for DPL to fulfill its obligation to supply default service and certain other customers. In connection with the agreement, CESI assumed the rights and obligations that DPL had under agreements to purchase electricity on a long-term basis. DPL’s contract with CESI extends until June 30, 2004. The pricing of the electricity purchased under the contract was structured with the intent to transfer the risk, or reward, associated with DPL’s default service business to CESI. As of December 31, 2001, CESI’s sources of electricity supply included 2,224 MW of generating capacity, through affiliated subsidiaries of CEH, 1,300 MW of capacity under long-term purchased power agreements, and short-term purchased power arrangements.

PJM Interconnection, L.L.C.

As a result of Conectiv being a member of the PJM Interconnection, L.L.C. (PJM), the generation and transmission facilities of Conectiv’s subsidiaries are operated on an integrated basis with other electricity suppliers in Pennsylvania, New Jersey, Maryland, and the District of Columbia, and are interconnected with other major utilities in the eastern half of the United States. This power pool improves the reliability and operating economies of the systems in the group and provides capital economies by permitting shared reserve requirements. The PJM’s installed capacity as of December 31, 2001, was 59,350 MW. The PJM’s peak demand during 2001 was 54,176 MW on August 9, 2001, which resulted in a summer reserve margin of 9.1% (based on installed capacity of 59,100 MW on that date).

In December 1999 and February 2000, the FERC issued orders that require all public utilities to join or form a regional transmission organization (RTO) in furtherance of the FERC’s goal to increase competition in the wholesale generation market. The FERC conditionally granted RTO status to PJM on July 12, 2001. The FERC has also directed PJM “to continue its current efforts at expanding Westward and to work with New York Independent System Operator (NYISO) and ISO New England to develop a regional transmission organization that encompasses the entire Northeast.” On January 21, 2002, the PJM and the Midwest Independent Transmission System Operator, Inc. (MISO) announced that they have executed a letter of intent to develop a single wholesale market for electricity producers and consumers in all or parts of 27 Midwest and mid-Atlantic states, the District of Columbia and the Canadian province of Manitoba. MISO, including TRANSlink and the Southwest Power Pool, has approximately 125,000 MW of generating capacity.

Energy Adjustment Clauses

As a result of electric utility industry restructuring, energy adjustments in DPL’s regulated retail electric tariffs were eliminated effective October 1, 1999 in Delaware, effective June 30, 2000 in Maryland, and effective January 1, 2001 in Virginia. The energy adjustment clauses, for electricity supplied, provided for collection from customers of fuel costs and purchased energy costs. Due to elimination of DPL’s energy adjustment clauses, differences between DPL’s actual energy costs for default service and the related amounts included in customer rates affect DPL’s earnings.

A Gas Cost Rate (GCR) clause provides for the recovery of gas costs through regulated tariffs from DPL’s regulated gas customers. Gas costs for regulated, on-system customers are charged to operations based on costs billed to customers under the GCR clause. Any under-collection or over-collection of gas costs in a current period is generally deferred. Customers’ rates are adjusted periodically to reflect amounts actually paid by DPL for purchased gas, subject to the approval of the DPSC. Deferred costs are amortized to expense over the period that customer rates are adjusted to collect previous under-collections or refund prior over-collections.

Natural gas commodity prices and futures rose to unprecedented levels during the winter of 2000/2001 due to increased demand for gas to generate electricity, low storage levels nationally, and cold weather. DPL’s GCR was increased by 9.6% on December 1, 2000 to recover the increased natural gas commodities costs. On

December 8, 2000, DPL was required by its gas service tariff to file for an additional increase of 23%, which became effective on February 1, 2001. Those rates received final approval by the DPSC on May 8, 2001. On August 31, 2001, DPL filed for a 1.3% decrease in its GCR effective with usage on and after November 1, 2001. That rate has been approved on a temporary basis, subject to the outcome of DPSC evidentiary hearings. As of December 31, 2001, DPL had deferred $25.5 million of natural gas costs in anticipation of recovering such costs from customers through the GCR.

Cost Accounting Manual/Code of Conduct

DPL has cost allocation and direct charging mechanisms in place to prevent cross-subsidization of competitive activities by regulated utility activities. DPL is also subject to various Codes of Conduct that affect the relationship between DPL’s regulated activities and Conectiv’s unregulated activities. Most unregulated energy activities formerly conducted by DPL were transferred to CEH in 2000. In general, these Codes of Conduct: (i) limit information obtained through utility activities from being disseminated to Conectiv employees engaged in non-regulated activities; (ii) restrict or prohibit sales leads, joint sales calls and joint promotions; (iii) require separation of certain employees and functions; and (iv) require separation of certain office space and facilities.

Virginia Affiliates Act

Certain types of transactions between DPL and its affiliates may require the prior approval of the VSCC under the Virginia Affiliates Act. Past applications have generally been approved by the VSCC.

Regulated Gas Delivery and Supply

DPL delivers and supplies natural gas through its gas transmission and distribution systems to approximately 113,000 customers in a service territory that covers about 275 square miles in New Castle County, Delaware, and has a population of approximately 500,000. Large and medium volume commercial and industrial gas customers may take delivery service from DPL and choose alternative natural gas suppliers. DPL’s retail gas sales are subject to regulation primarily by the DPSC.

DPL purchases gas supplies for its customers from marketers and producers under spot market, short-term, and long-term agreements. As shown in the table below, DPL’s maximum 24-hour system capability, including natural gas purchases, storage deliveries, and the emergency sendout capability of its liquefied natural gas peak shaving plant, is 188,410 Mcf (thousand cubic feet).

	Number of Contracts	Expiration Dates	Daily Mcf
Transportation	19	2004-2016	95,332
Storage	11	2004-2013	48,078
Local Peak Shaving (emergency capability)			45,000

Total			188,410

DPL experienced an all-time daily peak in combined firm sales and transportation sendout of 175,059 Mcf on January 17, 2000. DPL’s liquefied natural gas peak shaving plant liquefies, stores, and re-gasifies natural gas in order to provide supplemental gas or to maintain adequate operating pressures to avoid or respond to pipeline supply shortfalls or system emergencies.

Capital Spending and Financing Program

For financial information concerning DPL’s capital spending and financing program, refer to “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), included in Item 7 of Part II and Notes 12 to 14 to the Consolidated Financial Statements, included in Item 8 of Part II.

DPL’s ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the Securities and Exchange Commission (SEC) Methods are shown below.

	Year Ended December 31,
	2001	2000	1999	1998	1997
Ratio of Earnings to Fixed Charges (SEC Method)	5.74	3.47	3.65	2.92	2.83
Ratio of Earnings to Fixed Charges and Preferred
Stock Dividends (SEC Method)	5.28	3.20	3.37	2.72	2.63

For purposes of computing the above ratios, earnings, including Allowance For Funds Used During Construction, are income before extraordinary item plus income taxes and fixed charges, less capitalized interest. Fixed charges include gross interest expense, the estimated interest component of rentals, and dividends on preferred securities of a subsidiary trust. For the ratio of earnings to fixed charges and preferred stock dividends, preferred stock dividends represent preferred stock dividend requirements multiplied by the ratio that pre-tax income bears to net income.

Environmental Matters

See “Environmental Matters” in Note 18 to the Consolidated Financial Statements included in Item 8 of Part II for information concerning the effects of environmental regulations on DPL’s operations.

Forecasted 2002 capital requirements for compliance with environmental regulations are not significant.

Executive Officers

The names, ages, and positions of all of the executive officers of DPL as of December 31, 2001, are listed below, along with their business experiences during the past five years. Officers of DPL are elected annually by DPL’s Board of Directors. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Executive Officers of DPL
(As of December 31, 2001)

Name, Age and Position	Business Experience During Past 5 Years
Howard E. Cosgrove, 58 Chairman of the Board, President and Chief Executive Officer
Chairman of the Board and Chief Executive Officer of Conectiv since 1998. Chairman, President and Chief Executive Officer of DPL since 1992. Director of DPL since 1986. Director of the Federal Reserve Board. Chairman of the Board of Trustees of the University of Delaware.

Thomas S. Shaw, 54 Executive Vice President	Elected 2000 as President and Chief Operating Officer of Conectiv. Elected 1998 as Executive Vice President of Conectiv and DPL. Elected 1992 as Senior Vice President of DPL.

John C. van Roden, 52 Senior Vice President and Chief Financial Officer
Elected 1998 as Senior Vice President and Chief Financial Officer of Conectiv and DPL. Principal, Cook and Belier, Inc. in 1998. Senior Vice President/Chief Financial Officer and Vice President/Treasurer, Lukens, Inc. from 1987 to 1998.

Barbara S. Graham, 53 Senior Vice President
Elected 1999 as Senior Vice President of Conectiv and DPL. Elected 1998 as Senior Vice President and Chief Financial Officer of Conectiv and DPL. Elected 1994 as Senior Vice President, Treasurer and Chief Financial Officer of DPL.

Joseph M. Rigby, 45 Vice President
Elected 2000 as Senior Vice President of Conectiv and Vice President of DPL. 1999, Vice President, Electric Delivery, Conectiv. 1998, Vice President Gas Delivery, Conectiv. 1997, Vice President, Merger Integration Team, Conectiv.

William H. Spence, 44 Vice President
Elected 2000 as Senior Vice President of Conectiv. Vice President of DPL 1998-2001. Vice President and General Manager of Merchant Energy, Conectiv 1998-1999. Director of Merchant Energy, DPL, 1996-1997.

James P. Lavin, 54 Controller and Chief Accounting Officer	Elected 1998 as Controller of Conectiv and DPL. Elected 1993 as Comptroller, DPL.

ITEM 2.    PROPERTIES

Substantially all plant and properties of DPL are subject to the lien of the Mortgage under which DPL’s First Mortgage Bonds are issued.

The electric transmission and distribution systems of DPL includes 1,434 transmission poleline miles of overhead lines, 5 transmission cable miles of underground cables, 7,098 distribution poleline miles of overhead lines, and 5,483 distribution cable miles of underground cables.

DPL has a liquefied natural gas plant located in Wilmington, Delaware, with a storage capacity of 3.045 million gallons and an emergency sendout capability of 45,000 Mcf per day. DPL also owns eight natural gas city gate stations at various locations in its gas service territory. These stations have a total sendout capacity of 200,000 Mcf per day.

The following table sets forth DPL’s gas pipeline miles:

Transmission Mains	111	*
Distribution Mains	1,650
Service Lines	1,197

*	Includes 7.2 miles of joint-use gas pipeline that is used 10% for gas operations and 90% for electric operations.

DPL also owns and occupies a number of properties and buildings that are used for office, service, and other purposes.

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2001, DPL was not a party to material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

DELMARVA POWER & LIGHT COMPANY

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

All 1,000 shares of DPL’s common stock outstanding are owned by Conectiv, its parent company.

DPL’s certificate of incorporation requires payment of all preferred dividends in arrears (if any) prior to payment of common dividends to Conectiv, and has certain other limitations on the payment of common dividends. DPL’s certificate of incorporation contains limitations on the cash dividends DPL can pay to Conectiv if DPL’s common stockholder’s equity were less than 25% of DPL’s total capitalization. As of December 31, 2001, DPL’s common stockholder’s equity represented 40.5% of DPL’s total capitalization.

As a subsidiary of a registered holding company under PUHCA, DPL can pay dividends only to the extent of its retained earnings unless SEC approval is obtained.

DELMARVA POWER & LIGHT COMPANY

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2001(1)	2000	1999(2)	1998(3)	1997(4)
	(Dollars in Thousands)
Operating Results
Operating Revenues	$1,533,090	$2,114,290	$2,235,523	$1,905,743	$1,415,367
Operating Income	$394,998	$300,722	$314,261	$265,427	$226,294
Income Before Extraordinary Item	$203,409	$141,816	$142,179	$112,410	$105,709
Extraordinary Item, Net of Income Taxes of $1,885 in 2001 and $147,780 in 1999	$(2,790)	—	$(253,622)	—	—
Net Income (Loss)	$200,619	$141,816	$(111,443)	$112,410	$105,709
Earnings (Loss) Applicable to Common Stock	$196,875	$136,871	$(115,883)	$108,058	$101,218

Capitalization
Common Stockholder's Equity	$578,278	$470,480	$676,183	$851,494	$954,496
Preferred Stock Not Subject to Mandatory Redemption	29,583	89,703	89,703	89,703	89,703
Company Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trust Holding Solely Company Debentures	70,000	70,000	70,000	70,000	70,000
Variable Rate Demand Bonds (VRDB) (5)	104,830	104,830	104,830	71,500	71,500
Long-Term Debt	569,701	913,024	917,207	951,911	983,672

Total Capitalization with VRDB	$1,352,392	$1,648,037	$1,857,923	$2,034,608	$2,169,371

Other Information
Total Assets	$2,111,726	$2,391,745	$2,704,785	$2,904,851	$3,015,481
Long-Term Capital Lease Obligations	$742	$872	$14,175	$17,003	$19,877
Capital Expenditures	$85,593	$111,117	$87,903	$114,663	$156,808
Common Dividends Declared (6)	$89,077	$24,282	$59,428	$94,860	$94,065

(1)
As discussed in Note 6 to the Consolidated Financial Statements, the estimated portion of debt extinguishment costs which may not be recoverable through utility rates was charged to earnings as an extraordinary item in 2001.

(2)
As discussed in Note 6 to the Consolidated Financial Statements, the extraordinary item in 1999 resulted from the restructuring of the electric utility industry and discontinuing the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" to electricity generation. In 1999, special charges primarily for employee separations and certain other non-recurring items decreased operating income by $10.5 million and income before extraordinary item, net income, and earnings applicable to common stock by $6.4 million.

(3)
In 1998, special charges for employee separation costs and other costs related to the transactions by which Delmarva Power & Light Company and Atlantic City Electric Company became wholly owned subsidiaries of Conectiv (1998 Merger), decreased operating income by $27.4 million and income before extraordinary item, net income, and earnings applicable to common stock by $16.6 million.

(4)	In 1997, the after-tax gain on the sale of a landfill and waste-hauling company increased income before extraordinary item, net income, and earnings applicable to common stock by $13.7 million.

(5)
Although Variable Rate Demand Bonds are classified as current liabilities, DPL intends to use the bonds as a source of long-term financing as discussed in Note 14 to the Consolidated Financial Statements.

(6)
Amounts are shown in total, rather than on a per-share basis, since DPL is a wholly-owned subsidiary of Conectiv. Excludes non-cash dividends for (a) the contribution to Conectiv of electric generating plants and other assets and liabilities with a net book value of $316.3 million, on July 1, 2000, as discussed in Note 8 to the Consolidated Financial Statements, (b) $2.0 million of other property contributed to Conectiv in 2000, and (c) the transfers of non-utility subsidiaries to Conectiv on March 1, 1998, due to the 1998 Merger, at net book value of $123.4 million.

DELMARVA POWER & LIGHT COMPANY

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a “safe harbor” for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “intend,” “will,” “anticipate,” “estimate,” “expect,” “believe,” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: the effects of deregulation of electricity generation, including the unbundling of delivery services; the ability to purchase power on acceptable terms; volatility in market demand and prices for energy, capacity, and fuel; changes in weather and economic conditions affecting energy usage; competition; asset sales; energy sales retention and growth; federal and state regulatory actions and legislation affecting the energy industry; future litigation results; costs of construction; operating restrictions; effects of environmental regulations on operations and construction; and interest rate fluctuations and credit market concerns. DPL undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made prior to the effective date of the Litigation Reform Act.

OVERVIEW

DPL is a subsidiary of Conectiv, which is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). On March 1, 1998, Conectiv was formed (the 1998 Merger) through an exchange of common stock with DPL and Atlantic Energy, Inc.

On February 9, 2001, the Boards of Directors of Conectiv and Potomac Electric Power Company (Pepco) approved an Agreement and Plan of Merger under which Pepco will acquire Conectiv for a combination of cash and stock and Conectiv and Pepco will become wholly owned subsidiaries of Pepco Holdings Inc. (Conectiv/Pepco Merger). The Conectiv/Pepco Merger was approved by the stockholders of Conectiv and Pepco during 2001. Management currently expects the Conectiv/Pepco Merger to close in the second quarter of 2002, subject to timely receipt of various statutory and regulatory approvals.

DPL is a public utility located on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia) which supplies and delivers electricity and natural gas to its customers under the trade name Conectiv Power Delivery. Certain aspects of the retail utility businesses of DPL are regulated; however, the customers of DPL may elect to choose an alternative electricity supplier. Large and medium volume commercial and industrial gas customers also may take delivery service from DPL and choose alternative natural gas suppliers. DPL delivers electricity to all customers in its service territory, including customers who have chosen an alternative supplier. DPL’s retail utility businesses are regulated by the Delaware Public Service Commission (DPSC), Maryland Public Service Commission (MPSC), and the Virginia State Corporation Commission (VSCC). For retail sales subject to price regulation, the percentages of retail electric and gas utility operating revenues regulated by each regulatory commission for, 2001, were as follows: DPSC, 66.6%; MPSC, 30.2%; and VSCC, 3.2%.

The electricity generation business of DPL was restructured in the latter-half of 1999, pursuant to legislation enacted in Delaware and Maryland and orders issued to DPL by the DPSC and MPSC. Among other things, these orders provided for customer choice of electricity suppliers, rate decreases, and quantification of the recovery through customer rates of the uneconomic portion of assets and long-term contracts that resulted from the restructuring (stranded costs). Based on these orders, DPL determined that the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71) no longer applied to its electricity generation business and an extraordinary charge to 1999 earnings resulted, as discussed below and in Notes 6, 7, and 10 to the Consolidated Financial Statements.

As discussed below under “Gains on Sales of Electric Generating Plants,” the divestiture of the electric generating plants of DPL was completed on June 22, 2001 with the sale of the ownership interests of DPL in various electric generating plants that had 954 megawatts (MW) of capacity. DPL contributed electric generating plants with 1,501 MW of capacity to Conectiv on July 1, 2000, in connection with the formation of Conectiv Energy Holding Company (CEH), which has subsidiaries engaged in non-regulated electricity production, energy trading and marketing. Divestiture of the electric generating plants also included the sale of DPL’s ownership interests in nuclear electric generating plants (331 MW) on December 29, 2000.

Prior to the formation of CEH on July 1, 2000, DPL’s business activities included trading electricity and natural gas and the sale of electricity produced by non-regulated electric generating units. The transition of these activities from DPL to CEH and its subsidiaries occurred during the latter-half of 2000.

DEFAULT SERVICE

As part of electric utility restructuring in 1999, DPL is required to supply electricity to Delaware and Maryland customers who do not choose an alternative electricity supplier (default service). Differences between DPL’s actual energy costs for default service and the related amounts included in customer rates affect DPL’s earnings because rates currently are not adjusted for such differences. In Delaware, DPL’s initial default service periods are the three years ending September 30, 2002 for non-residential customers and the four years ending September 30, 2003 for residential customers. Under the terms of a settlement agreement related to the Conectiv/Pepco Merger, which the DPSC voted to approve on March 19, 2002, DPL will continue providing default service to Delaware customers until May 1, 2006. For Maryland customers, DPL is required to provide default service during the three years ending July 1, 2003 for non-residential customers and the four years ending July 1, 2004 for residential customers. Prior to July 1, 2003, the MPSC is expected to determine how default service will be supplied after the termination of DPL’s initial default service periods in Maryland.

Effective September 1, 2001, DPL entered into an agreement with Conectiv Energy Supply, Inc. (CESI), under which DPL purchases from CESI the electricity required for DPL to fulfill its obligation to supply default service and certain other customers. In connection with the agreement, CESI assumed the rights and obligations that DPL had under agreements to purchase electricity on a long-term basis. DPL’s contract with CESI extends until June 30, 2004. The pricing of the electricity purchased under the contract was structured with the intent to transfer the risk, or reward, associated with DPL’s default service business to CESI. As of December 31, 2001, CESI’s sources of electricity supply included 2,224 MW of generating capacity, through affiliated subsidiaries of CEH, 1,300 MW of capacity under long-term purchased power agreements, and short-term purchased power arrangements.

INCOME BEFORE EXTRAORDINARY ITEM

Gains on Sales of Electric Generating Plants

On June 22, 2001, the ownership interests of DPL in electric generating plants (954 MW) and related inventory that had a net carrying value of $247 million were sold to NRG Energy, Inc. (NRG) for cash proceeds of approximately $528.2 million, subject to final adjustments for inventory and other items. On December 29, 2000, the ownership interests of DPL in nuclear electric generating plants (331 MW) and related inventory that had a carrying value of $15.1 million were sold to the utilities that operate the plants for $32.5 million. As a result of these sales, operating revenues include pre-tax gains of $221.2 million for 2001 and $16.6 million for 2000 and earnings include after-tax gains of $129.4 million for 2001 and $12.8 million for 2000. See Note 8 to the Consolidated Financial Statements for additional information concerning the sales of electric generating plants.

2001 Compared to 2000

Excluding the gains on the sales of electric generating plants, income before extraordinary item for 2001 compared to 2000 decreased $55.0 million, primarily due to the divestiture of DPL’s electric generating plants. Due to the divestiture, DPL now supplies the load requirements of its default electric service customers entirely with purchased power and the cost per kilowatt-hour of the electricity supplied to DPL’s default service customers is higher. DPL’s exit from competitive energy activities, effective July 1, 2000, also contributed to the earnings decrease. These unfavorable factors were partly offset by decreases in certain operating expenses, higher other income and lower interest expense.

2000 Compared to 1999

Excluding the gain in 2000 of $12.8 million after-taxes on the sale of electric generating plants and special charges in 1999 of $6.4 million after taxes for costs of employee separations and certain other non-recurring items, income before extraordinary item decreased by $19.6 million for 2000 compared to 1999. The $19.6 million decrease in income before extraordinary item, as adjusted, was mainly due to customer rate decreases and higher average energy costs. These negative earnings variances were partly offset by lower operation, maintenance and depreciation expenses.

EXTRAORDINARY ITEMS

Extraordinary Charge in 2001

During the third quarter of 2001, DPL repaid $253.7 million of long-term debt and refinanced $59.0 million of long-term bonds, as discussed in Note 14 to the Consolidated Financial Statements. The estimated portion of debt extinguishment costs which may not be recoverable through utility rates was charged to earnings as an extraordinary item of $2.8 million, after $1.9 million of income taxes.

Extraordinary Charge in 1999

As discussed above under “Overview” and in Note 6 to the Consolidated Financial Statements, the electricity generation business of DPL was restructured in the latter half of 1999 and DPL determined that the requirements of SFAS No. 71 no longer applied to its electricity generation business. As a result, DPL recorded a $253.6 million extraordinary charge, after income taxes of $147.8 million. The 1999 extraordinary charge was primarily attributed to the write-down of nuclear electric generating plants, the write-off of electric generation regulatory assets, and a charge for recognizing that the full cost of certain energy contracts would no longer be recovered through utility rates.

OPERATING REVENUES

Electric Revenues

	2001	2000	1999
	(Dollars in millions)
Regulated electric revenues	$1,053.3	$1,083.4	$1,101.5
Non-regulated electric revenues	5.8	369.2	289.9

Total electric revenues	$1,059.1	$1,452.6	$1,391.4

The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). “Regulated electric revenues” include revenues for delivery (transmission and distribution) service and electricity supply service within the service area of DPL.

The gross margin earned (revenue less fuel and purchased energy and capacity) from total electric revenues was $412.2 million for 2001, $637.6 million for 2000, and $703.0 million for 1999. Gross margin decreased by $225.4 million for 2001 compared to 2000 and by $65.4 million for 2000 compared to 1999. These decreases were primarily due to an increase in the cost per kilowatt-hour of the electricity supplied to DPL’s default service customers due to the divestiture of DPL’s electric generating plants. Lower customer rates also contributed to the decreases.

Regulated Electric Revenues

In 2001, “regulated electric revenues” decreased by $30.1 million to $1,053.3 million, from $1,083.4 million for 2000. In 2000, “regulated electric revenues” decreased by $18.1 million to $1,083.4 million, from $1,101.5 million for 1999. Details of the variances in “regulated electric revenues” are shown below.

	Increase (Decrease) in Regulated Electric Revenues
	2001 compared to 2000	2000 compared to 1999
	(Dollars in millions)
Customers choosing alternative electricity suppliers (1)	$50.8	$(78.0)
Decrease in retail rates from electric utility industry restructuring	(6.2)	(20.0)
Variance in volumes of interchange and resale sales (2)	(78.9)	29.3
Retail sales volume, sales mix, and all other (3)	4.2	50.6

	$(30.1)	$(18.1)

(1)
The $50.8 million increase for 2001 represents customers returning to DPL from alternative suppliers and the $78.0 million decrease for 2000 represents customers choosing alternative suppliers. The option of choosing an alternative electricity supplier was phased-in from October 1, 1999 to October 1, 2000 for DPL’s Delaware customers and became effective July 1, 2000 for DPL’s Maryland customers.

(2)	The 2001 decrease reflects less opportunity for interchange sales due to completion of the divestiture of DPL’s electric generating plants.
(3)	Regulated retail electricity delivery sales increased by approximately 1.5% in 2001 and 4.7% in 2000.

Non-regulated electric revenues

“Non-regulated electric revenues” resulted primarily from electricity trading activities, bulk sales of electricity including sales of output from deregulated electric generating plants, and competitive retail sales. DPL discontinued these activities effective July 1, 2000, when competitive energy activities and electric generating plants were transferred to Conectiv.

In 2001, “non-regulated electric revenues” decreased by $363.4 million to $5.8 million, from $369.2 million for 2000. The $363.4 million decrease was mainly due to the transfer of competitive energy activities and electric generating plants to Conectiv effective July 1, 2000. In 2000, “non-regulated electric revenues” increased by $79.3 million to $369.2 million, from $289.9 million for 1999. This revenue increase resulted from higher wholesale sales of electricity generated by deregulated power plants and higher competitive retail electricity sales, partly offset by lower volumes of electricity traded.

Gas Revenues

	2001	2000	1999
	(Dollars in millions)
Regulated gas revenues	$154.8	$112.3	$115.9
Non-regulated gas revenues	75.8	504.0	694.7

Total gas revenues	$230.6	$616.3	$810.6

The table above shows the amounts of gas revenues earned from sources which were subject to price regulation (regulated) and which were not subject to price regulation (non-regulated). DPL’s on-system sales and transportation of natural gas are generally subject to price regulation. Effective July 1, 2000, DPL ended its non-regulated gas trading activities and began the phase-out of its competitive retail gas sales.

For 2001, “regulated gas revenues” increased $42.5 million mainly due to higher rates charged under the gas cost rate clause to recover higher costs of purchased natural gas. The 2001 “regulated gas revenues” also increased because of gas supplied to large customers that switched back to DPL from other suppliers. For 2000, “regulated gas revenues” decreased $3.6 million primarily because some commercial and industrial customers elected to buy gas from alternative suppliers.

Gross margin (gas revenues less gas purchased) earned from “regulated gas revenues” results primarily from delivery service. Since DPL’s gross margin from supplying regulated gas customers is insignificant, earnings were not affected by the additional revenues in 2001 that resulted from the rate increase under the gas cost rate clause.

“Non-regulated gas revenues” decreased by $428.2 million for 2001 compared to 2000 and by $190.7 million for 2000 compared to 1999, primarily due to the transfer to Conectiv of gas trading and most other competitive gas activities effective July 1, 2000. These revenue decreases had little effect on earnings since the gross margin earned from these non-regulated gas activities was not significant.

Other Services Revenues

Other services revenues decreased by $6.6 million for 2001 compared to 2000 and by $4.8 million for 2000 compared to 1999. These decreases generally reflect the gradual phase-out of various competitive services previously marketed by DPL.

OPERATING EXPENSES

Electric Fuel and Purchased Energy and Capacity

“Electric fuel and purchased energy and capacity” decreased by $168.1 million in 2001, primarily due to the transfer of non-regulated electricity trading and marketing activities to Conectiv, partly offset by increased electricity purchases (supplied to default service customers) to replace the output of the divested electric generating plants.

“Electric fuel and purchased energy and capacity” increased $126.6 million for 2000 compared to 1999 mainly due to higher volumes of non-regulated electricity generated, increased kilowatt-hour (kWh) output for default service load requirements, and higher average energy costs per kWh. Lower capacity costs, due to the discontinuance of SFAS No. 71 to the electricity supply business, mitigated the increase.

Gas Purchased

Gas purchased decreased by $388.1 million for 2001 compared to 2000 primarily due to the transfer to Conectiv of non-regulated gas trading and most other competitive gas activities, partly offset by an increase in gas costs due to higher prices paid for natural gas supplied to customers of DPL’s regulated gas business.

Gas purchased decreased by $188.2 million for 2000 compared to 1999 primarily due to the transfer of non-regulated gas trading activities to Conectiv. Lower volumes of gas supplied under regulated tariffs to commercial and industrial customers in DPL’s service area also contributed to the decrease.

Other Services’ Cost of Sales

Other services’ cost of sales decreased by $3.3 million in 2001 and $1.0 million for 2000, primarily due to the gradual phase-out of various competitive services previously marketed by DPL.

Special Charges

Operating expenses for 1999 include special charges of $10.5 million before taxes for costs of employee separations and certain other non-recurring items.

Operation and Maintenance Expenses

In 2001, operation and maintenance expenses decreased by $92.8 million to $162.3 million, from $255.1 million for 2000. This decrease was primarily due to the divestiture of DPL’s electric generating plants and a $16.3 million expense credit attributed to termination of DPL’s membership in a mutual insurance company (as discussed in Note 9 to the Consolidated Financial Statements), partly offset by increased pension expense.

In 2000, operation and maintenance expenses decreased by $16.6 million to $255.1 million, from $271.7 million for 1999. This decrease was mainly due to lower costs of pension and other postretirement benefits and the transfer of certain electric generating plants to Conectiv effective July 1, 2000, partly offset by higher expenses associated with regulated utility customer delivery service.

Depreciation and Amortization

In 2001, depreciation and amortization expenses decreased $17.2 million primarily due to the divestiture of DPL’s electric generating plants.

In 2000, depreciation and amortization expenses decreased $16.4 million due to the transfer of certain electric generating plants to Conectiv and the write-down in the third quarter of 1999 of the nuclear electric generating plants and regulatory assets in connection with discontinuing the application of SFAS No. 71 to the electricity generation business. Depreciation of capital improvements to the electric transmission and distribution systems placed in-service in 2000 and amortization of “Recoverable stranded costs” partly offset the decrease from lower depreciation of power plants.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $6.0 million in 2001 and $1.5 million in 2000 primarily due to divestiture of DPL’s electric generating plants.

OTHER INCOME

Other income increased by $13.1 million in 2001 primarily due to a higher average investment balance in Conectiv’s money pool, which Conectiv subsidiaries invest in or borrow from depending on cash needs.

INTEREST EXPENSE

Interest charges before capitalized amounts decreased $14.7 million in 2001 primarily due to redemptions and refinancings of debt and lower interest rates for DPL’s variable rate debt.

INCOME TAXES

Income tax expense reflects investment tax credits of $4.4 million in 2001 and $4.4 million for 2000 due to the sale of electric generating plants. Income taxes increased $60.3 million in 2001 primarily due to higher income before income taxes and extraordinary item. Income taxes decreased $13.8 million in 2000 due to lower income before income taxes and extraordinary item, $4.4 million of investment tax credits recognized due to the sale of electric generating plants, and other variances that decreased the effective income tax rate.

CRITICAL ACCOUNTING POLICIES

DPL’s accounting policies are disclosed in Note 1 to the Consolidated Financial Statements. “Critical accounting policies” are those that are considered important to the portrayal of DPL’s financial condition and results, and require exercise of judgment by management. The critical accounting policy concerning “Accounting For Certain Types of Regulation” is discussed below.

Accounting For the Effects of Certain Types of Regulation

The requirements of SFAS No. 71 apply to DPL’s electric and gas delivery businesses. When utility revenues are insufficient to recover current period expenses from customers, regulatory commissions may provide for future recovery from customers of such current period expenses. In accordance with SFAS No. 71, when future recovery is probable for current under-recoveries of utility expenses, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by a regulatory commission. As of December 31, 2001, DPL had $127.4 million of regulatory assets. Management’s assessment of the probability of recovery of regulatory assets requires judgment and interpretation of laws, regulatory commission orders, and other factors. Should existing facts or circumstances change in the future to indicate that a regulatory asset is not probable of recovery, then the regulatory asset would be charged to earnings.

During the third quarter of 2001, the estimated portion of debt extinguishment costs which may not be recoverable through utility rates was charged to earnings as an extraordinary item of $2.8 million, after $1.9 million of income taxes. The amount of the extraordinary item was based on the conclusion that debt extinguishment costs of $13.9 million before taxes, $8.3 million after taxes, were probable of recovery through utility rates. These costs were deferred as a regulatory asset.

NEW ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71 will no longer be amortized. Intangible assets other than goodwill which have finite useful lives will continue to be amortized under SFAS No. 142. Goodwill and other intangible assets will be tested periodically for impairment. If an impairment occurs, then a charge to earnings would result. An impairment of goodwill that results from adoption of SFAS No. 142 will be recognized as the cumulative effect of a change in accounting principle. Under SFAS No. 142, historical operating results will not be restated; instead pro forma earnings, adjusted to exclude goodwill amortization, will be disclosed. SFAS No. 142 will be effective January 1, 2002 for companies with a calendar fiscal year, including DPL.

DPL expects that adoption of SFAS No. 141 will not materially affect its financial position or results of operations. DPL expects that adoption of SFAS No. 142 will result in a decrease in the amount of goodwill amortization expense from $2.0 million per year to $0.8 million per year, which represents amortization of the goodwill that has been included in DPL’s utility rates.

On August 9, 2001, the FASB issued SFAS No. 143, “Accounting For Asset Retirement Obligations,” which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. If a legal obligation for an ARO exists, then SFAS No. 143 requires recognition of a liability, capitalization of the cost associated with the ARO, and allocation of the capitalized cost to expense. The initial measurement of an ARO is based on the fair value of the obligation, which may result in a gain or loss upon the settlement of the ARO. If the requirements of SFAS No. 71 are met, a regulated entity shall also recognize a regulatory asset or liability for timing differences between financial reporting and rate-making in the recognition of the period costs associated with an ARO. SFAS No. 143 will be effective January 1, 2003 for companies with a calendar fiscal year, including DPL. Upon adoption of SFAS No. 143, the difference between the net amount recognized in the balance sheet under SFAS No. 143 and the net amount previously recognized in the balance sheet will be recognized as the cumulative effect of a change in accounting principle. DPL is currently evaluating SFAS No. 143 and cannot predict the impact that this standard may have on its financial position or results of operations; however, any such impact could be material.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS No. 144, operating losses of discontinued operations are recognized in the period in which they occur; future operating losses are not accrued upon discontinuation of the business operation. SFAS No. 144 became effective on January 1, 2002. DPL does not expect the adoption of SFAS No. 144 will materially affect its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

General

DPL’s capital structure as of December 31, 2001 and 2000, expressed as a percentage of total capitalization is shown below.

	December 31, 2001	December 31, 2000
Common stockholder’s equity	40.5%	28.5%
Preferred stock	2.1%	5.5%
Preferred trust securities	4.9%	4.2%
Long-term debt and variable rate demand bonds	49.1%	61.7%
Current maturities of long-term debt	3.4%	0.1%

DPL has a $105 million revolving credit facility that expires January 31, 2003 and supports its variable rate demand bonds ($104.8 million). DPL’s credit facility contains financial and other covenants which, if not met, could result in the acceleration of repayment obligations under the facility or restrict DPL’s ability to borrow under the credit facility. The credit facility requires a ratio of total indebtedness to total capitalization of 65% or less. As of December 31, 2001, the ratio was 53%, computed in accordance with the terms of the credit facility. The credit facility also contains a number of events of default that could be triggered by certain acceleration of indebtedness under other borrowing arrangements, bankruptcy actions or judgments or decrees against DPL, as well as by a change of control of DPL. When the Conectiv/Pepco Merger becomes effective, DPL’s credit facility is expected to be replaced by credit lines of Pepco Holdings, Inc.

Credit ratings assigned to securities of DPL by Moody’s Investor Service (Moody’s) and Standard & Poor’s (S&P) are shown in the table below. These security ratings are not a recommendation to buy, sell or hold securities. The ratings are subject to revision or withdrawal at any time by the respective rating agencies. Each rating should be evaluated independently of any other rating.

Type of Security	Moody’s	S&P
Senior secured debt	A2	A
Senior unsecured debt	A3	A-
Short-term debt	P-1	A-1
Preferred stock	a3	BBB+
Preferred trust securities	a3	BBB+

Changes in credit ratings could affect DPL’s cost of capital and access to capital markets. Credit rating agencies are paying increased attention to issuers, including DPL, given changes in the structure of the energy industry and the bankruptcy of Enron. DPL’s future credit ratings may be affected by many factors including rating agency standards, utility and energy industry conditions, legislative changes impacting the electric or gas industry, general economic conditions, decisions of regulatory commissions, and the capital structure, financial coverage ratios, and operating results of DPL.

The cash required by DPL’s contractual obligations as of December 31, 2001 and certain reasonably likely construction expenditures are summarized in the table below.

	Payments Due by Period
Contractual obligations *	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Millions)
Variable rate demand bonds	$104.8	$—	$—	$—	$104.8
Long-term debt	645.2	75.5	94.2	25.6	449.9
Preferred trust securities	70.0	—	—	—	70.0
Capital and operating leases	182.2	11.6	24.8	23.2	122.6
Construction expenditures *	425.1	75.7	159.3	190.1	—

Total	$1,427.3	$162.8	$278.3	$238.9	$747.3

*
Construction expenditures include amounts which are not contractual commitments but are reasonably likely to occur based on DPL’s obligation to serve utility customers. For after 5 years, construction expenditures have not been forecasted, but are expected to continue for DPL’s electric and gas delivery businesses. The future level of capital expenditures may change depending upon growth in demand for electricity, construction scheduling, permitting, state and federal legislation, and other factors.

DPL’s capital requirements generally include construction expenditures for its electric and gas delivery businesses, repayment of debt, preferred trust securities, and capital lease obligations. DPL’s primary sources of capital are cash flow from operating activities and external financings. As discussed below, during 2001 and 2000, DPL also raised cash through the sale of electric generating plants.

Related Party Purchases and Sales

See “Default Service” above, for a discussion of DPL’s contract to purchase electricity from CESI.

DPL’s operating expenses and revenues include amounts for transactions with other Conectiv subsidiaries. DPL purchased electric energy, electric capacity and natural gas from Conectiv subsidiaries in the amounts of $149.0 million for 2001 and $101.7 million for 2000. No purchases of energy from other Conectiv subsidiaries occurred during 1999. DPL also sold natural gas and electricity and leased certain assets to other Conectiv subsidiaries. Amounts included in operating revenues for these transactions are as follows: 2001—$19.3 million; 2000—$33.7 million; 1999—$48.6 million.

Summary of Cash Flows

DPL’s cash flows for 2001, 2000, and 1999 are summarized below.

	Cash Provided / (Used)
	2001	2000	1999
	(Dollars in Millions)
Operating Activities	$60.7	$220.3	$246.8
Investing Activities	452.2	(68.9)	(90.3)
Financing Activities	(432.7)	(71.0)	(144.2)

Net change in cash and cash equivalents	$80.2	$80.4	$12.3

Cash Flows From Operating Activities

Cash flows from operating activities decreased $159.6 million for 2001 compared to 2000, mainly due to the divestiture of DPL’s electric generating plants. Operating cash flow was reduced by a $77.8 million increase in income tax payments that was primarily attributed to the gain on the sale of the plants. Operating cash flow was also adversely affected by DPL purchasing all electricity requirements for default service customers after divesting its electric generating plants.

For 2000 compared to 1999, cash flows from operating activities decreased $26.5 million primarily due to slower collections of accounts receivable, rate reductions, and higher average fuel prices, partly offset by lower income tax payments.

Cash Flows From Investing Activities

The most significant items included in cash flows from investing activities during 2001, 2000, and 1999 are summarized below.

	Cash Provided (Used)
	2001	2000	1999
	(Dollars in Millions)
Proceeds from sales of electric generating plants	$528.2	$32.5	$—
Capital expenditures	(85.6)	(111.1)	(87.9)
All other investing cash flows, net	9.6	9.7	(2.4)

Net cash provided (used) by investing activities	$452.2	$(68.9)	$(90.3)

“Proceeds from sales of electric generating plants” provided $528.2 million of cash in 2001 and $32.5 million in 2000. On June 22, 2001, the ownership interests of DPL in electric generating plants (954 MW) and related inventory were sold to NRG for $528.2 million. On December 29, 2000, the ownership interests of DPL in nuclear electric generating plants (331 MW) and related inventory were sold to the utilities that operate the plants for $32.5 million. For additional information about the divestiture of DPL’s ownership interests in electric generating plants, refer to Note 8 to the Consolidated Financial Statements.

Capital expenditures were $85.6 million in 2001, $111.1 million in 2000, and $87.9 million in 1999. Capital expenditures for 2000 were higher than the capital expenditures in 2001 and 1999, mainly due to an increased level of electric transmission and distribution system upgrades for system reliability.

Certain non-cash investing and financing activities are excluded from the 2000 Consolidated Statement of Cash Flows. The assumption of DPL’s former nuclear decommissioning liability by the purchasers of the ownership interests of DPL in nuclear electric generating plants and the transfer of nuclear decommissioning trust funds to the purchasers are excluded from the 2000 Consolidated Statement of Cash Flows. The nuclear decommissioning trust funds which were transferred had a fair value of approximately $68.0 million. The 2000 Consolidated Statement of Cash Flows also excludes DPL’s contribution of electric generating plants to Conectiv, which reduced DPL’s common stockholder’s equity by $316.3 million.

Cash Flows From Financing Activities

DPL pays a common dividend each quarter to Conectiv. Common dividends paid were $80.7 million in 2001, $25.0 million in 2000, and $76.4 million in 1999. As a subsidiary of a registered holding company under PUHCA, DPL can pay dividends only to the extent of its retained earnings unless SEC approval is obtained.

During the latter-half of 2001, DPL redeemed $60.1 million of preferred stock, which included $45.0 million of DPL’s Auction Rate Preferred Stock and $15.1 million of DPL’s Adjustable Rate Preferred Stock. DPL’s other external financing activities during 2001, 2000, and 1999 primarily involved debt. Cash flows from debt financing activities are summarized below.

	Cash Provided (Used)
	2001	2000	1999
	(Dollars in millions)
Long-term debt and Variable Rate Demand Bonds
Issuances	$59.0	$70.1	$33.3
Purchases and redemptions	(330.0)	(73.7)	(64.6)

Net	(271.0)	(3.6)	(31.3)
Net change in short-term debt	—	—	(21.7)

Net financing activity for long- and short-term debt	$(271.0)	$(3.6)	$(53.0)

In May 2001, the Delaware Economic Development Authority issued $59.0 million of refunding bonds ($24.5 million variable rate and $34.5 million 4.9% fixed rate) on behalf of DPL and loaned the proceeds to DPL. DPL used the proceeds on July 2, 2001 to refund $59.0 million of bonds (7.2% average interest rate). During the third quarter of 2001, DPL also repaid $253.7 million of long-term debt, including $192.2 million of Medium Term Notes, with maturity dates from 2005 to 2027 and an 8.0% average interest rate, and $61.5 million of First Mortgage Bonds, with maturity dates from 2003 to 2022 and an 8.1% average interest rate. On November 6, 2001, DPL redeemed $15 million of 8.96% Medium Term Notes that were scheduled for maturity in 2021.

For 2000, the $70.1 million debt issuance shown above resulted from the issuance of bonds by the Delaware Economic Development Authority on behalf of DPL and the loan of the proceeds to DPL. The $70.1 million of long-term debt issued included $38.9 million of variable rate debt and $31.2 million of fixed rate debt (5.6% average rate). The proceeds and additional cash were used to redeem $70.17 million of long-term debt in 2000, which had an average interest rate of 7.5%.

In 1999, $33.3 million of variable rate demand bonds were issued and $64.6 million of long-term debt with an average rate of 7.4% was repaid. Also, $21.7 million of short-term debt was repaid during 1999.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion contains “forward looking statements.” These projected results have been prepared based upon certain assumptions considered reasonable given the information currently available to DPL. Nevertheless, because of the inherent unpredictability of interest rates and equity market prices as well as other factors, actual results could differ materially from those projected in such forward-looking information.

Interest Rate Risk

DPL is subject to the risk of fluctuating interest rates in the normal course of business. DPL manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The change in annualized interest costs and earnings before taxes that would result from a hypothetical 10% change in interest rates related to variable rate debt was $0.3 million as of December 31, 2001 and $0.6 million as of December 31, 2000.

Equity Price Risk

DPL had investments, including marketable equity securities, of $5.2 million as of December 31, 2001 and $6.3 million as of December 31, 2000. The potential change in the fair value of these investments resulting from a hypothetical 10% change in quoted securities prices was approximately $0.4 million as of December 31, 2001 and $0.5 million as of December 31, 2000.

Commodity Price Risk

As of December 31, 2001 and 2000, DPL held derivative instruments (futures, options, swap agreements, and forward contracts) solely for the purpose of limiting regulated gas customers exposure to commodity price uncertainty. Since gains and losses on these derivative instruments are included in rates charged to gas customers through a regulated gas cost recovery clause, the provisions of SFAS No. 71 apply and earnings are not affected. Due to the regulated gas cost recovery clause, DPL had no value at risk as of December 31, 2001 and 2000. For additional information concerning DPL’s accounting policies associated with derivative instruments and the gas cost recovery clause, see Note 1 to the Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF MANAGEMENT

Management is responsible for the information and representations contained in the consolidated financial statements of Delmarva Power & Light Company (DPL). Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, based upon currently available facts and circumstances and management’s best estimates and judgments of the expected effects of events and transactions.

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

/s/ HOWARD E. COSGROVE Howard E. Cosgrove Chairman of the Board, President and Chief Executive Officer	/s/ JOHN C. VAN RODEN John C. van Roden Senior Vice President and Chief Financial Officer

February 8, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors  Delmarva Power & Light Company  Wilmington, Delaware

In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page IV-1 present fairly, in all material respects, the financial position of Delmarva Power & Light Company and subsidiary (DPL) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) on page IV-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of DPL’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. As discussed in Note 1 to the Consolidated Financial Statements, DPL changed its method of accounting for derivative and hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133).

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

February 8, 2002

DELMARVA POWER & LIGHT COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Operating Revenues
Electric	$1,059,100	$1,452,575	$1,391,429
Gains on sales of electric generating plants	221,224	16,612	—
Gas	230,622	616,352	810,573
Other services	22,144	28,751	33,521

	1,533,090	2,114,290	2,235,523

Operating Expenses
Electric fuel and purchased energy and capacity	646,872	814,995	688,409
Gas purchased	178,666	566,752	754,990
Other services’ cost of sales	20,522	23,815	24,805
Special charges	—	—	10,504
Operation and maintenance	162,343	255,072	271,693
Depreciation and amortization	95,307	112,532	128,927
Taxes other than income taxes	34,382	40,402	41,934

	1,138,092	1,813,568	1,921,262

Operating Income	394,998	300,722	314,261

Other Income	18,540	5,394	6,118

Interest Expense
Interest charges	63,333	78,022	78,754
Allowance for borrowed funds used during construction and capitalized interest	(701)	(919)	(1,562)

	62,632	77,103	77,192

Preferred Dividend Requirement on Preferred Securities of a Subsidiary Trust	5,687	5,687	5,687

Income Before Income Taxes and Extraordinary Item	345,219	223,326	237,500
Income Taxes, Excluding Income Taxes Applicable to Extraordinary Item	141,810	81,510	95,321

Income Before Extraordinary Item	203,409	141,816	142,179
Extraordinary Item (Net of Income Taxes of $1,885 in 2001 and $147,780 in 1999)	(2,790)	—	(253,622)

Net Income (Loss)	200,619	141,816	(111,443)
Dividends On Preferred Stock	3,744	4,945	4,440

Earnings (Loss) Applicable to Common Stock	$196,875	$136,871	$(115,883)

See accompanying Notes to Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2001	2000
	(Dollars in Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$174,876	$94,604
Accounts receivable, net of allowances of $17,270 and $16,285, respectively	187,309	283,426
Accounts receivable from affiliated companies	—	21,915
Inventories, at average costs
Fuel (coal, oil and gas )	16,353	19,877
Materials and supplies	13,636	23,912
Prepayments	35,154	22,209
Deferred energy supply costs	25,525	7,720

	452,853	473,663

Investments	5,192	6,275

Property, Plant and Equipment
Electric generation	—	617,077
Electric transmission and distribution	1,510,640	1,451,644
Gas transmission and distribution	291,053	277,650
Other electric and gas facilities	167,612	184,529
Other property, plant and equipment	5,231	5,463

	1,974,536	2,536,363
Less: Accumulated depreciation	770,287	1,090,557

Net plant in service	1,204,249	1,445,806
Construction work-in-progress	76,718	80,103
Goodwill, net	65,915	67,945

	1,346,882	1,593,854

Deferred Charges and Other Assets
Regulatory assets
Deferred recoverable income taxes	65,702	70,753
Other regulatory assets	36,246	43,331
Prepaid employee benefits costs	192,181	174,335
Unamortized debt expense	10,084	10,624
Other	2,586	18,910

	306,799	317,953

Total Assets	$2,111,726	$2,391,745

See accompanying Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2001	2000
	(Dollars in Thousands)
CAPITALIZATION AND LIABILITIES
Current Liabilities
Long-term debt due within one year	$75,461	$2,253
Variable rate demand bonds	104,830	104,830
Accounts payable	64,407	174,470
Accounts payable to affiliated companies	20,002	—
Taxes accrued	119,231	25,016
Interest accrued	11,093	19,406
Other	79,348	59,899

	474,372	385,874

Deferred Credits and Other Liabilities
Deferred income taxes, net	290,319	340,048
Deferred investment tax credits	14,504	20,505
Long term capital lease obligation	742	872
Above-market purchased energy contracts and other electric restructuring liabilities	68,711	86,831
Other	15,516	14,408

	389,792	462,664

Capitalization
Common stock, $2.25 par value; 1,000,000 shares authorized; 1,000 shares outstanding	2	2
Additional paid-in-capital	213,405	212,612
Retained earnings	364,871	257,866

Total common stockholder's equity	578,278	470,480
Preferred stock not subject to mandatory redemption	29,583	89,703
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company debentures	70,000	70,000
Long-term debt	569,701	913,024

	1,247,562	1,543,207

Commitments and Contingencies (Note 18)

Total Capitalization and Liabilities	$2,111,726	$2,391,745

See accompanying Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Cash Flows From Operating Activities
Net income (loss)	$200,619	$141,816	$(111,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities :
Gains on sales of electric generating plants	(221,224)	(16,612)	—
Extraordinary items, net of income taxes	2,790	—	253,622
Depreciation and amortization	95,361	123,180	139,337
Deferred income taxes, net	(46,343)	74,217	32,079
Investment tax credit adjustments, net	(6,001)	(6,783)	(2,559)
Pension expense credit	(18,618)	(43,839)	(31,663)
Net change in:
Accounts receivable	107,892	2,733	(50,266)
Inventories	(11,349)	7,784	(2,480)
Accounts payable	(90,146)	(35,592)	27,686
Accrued taxes	94,270	(6,605)	15,364
Other current assets & liabilities (1)	(20,751)	(15,220)	(19,626)
Other, net	(25,751)	(4,740)	(3,221)

Net cash provided by operating activities	60,749	220,339	246,830

Cash Flows From Investing Activities
Proceeds from sales of electric generating plants	528,215	32,480	—
Proceeds from other assets sold	8,543	11,595	—
Capital expenditures	(85,593)	(111,117)	(87,903)
Deposits to nuclear decommissioning trust funds	—	(333)	(2,667)
Other, net	1,056	(1,483)	283

Net cash provided (used) by investing activities	452,221	(68,858)	(90,287)

Cash Flows From Financing Activities
Common dividends paid	(80,666)	(25,029)	(76,369)
Preferred dividends paid	(3,480)	(4,765)	(4,087)
Preferred stock redeemed	(60,121)	—	—
Long-term debt issued	59,000	70,140	—
Long-term debt redeemed	(329,953)	(73,765)	(64,617)
Principal portion of capital lease payments	(54)	(36,220)	(10,410)
Variable rate demand bonds issued	—	—	33,330
Net change in short-term debt	—	—	(21,700)
Cost of issuances and refinancings	(17,424)	(1,359)	(330)

Net cash used by financing activities	(432,698)	(70,998)	(144,183)

Net change in cash and cash equivalents	80,272	80,483	12,360
Cash and cash equivalents at beginning of period	94,604	14,121	1,761

Cash and cash equivalents at end of period	$174,876	$94,604	$14,121

(1)	Other than debt and deferred income taxes classified as current.

See accompanying Notes to Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S EQUITY

	Common Shares Outstanding	Total Common Stockholder's Equity	Par Value	Additional Paid-in Capital	Retained Earnings

	(Dollars in Thousands)
Balance as of January 1, 1999	1,000	$851,494	$2	$528,893	$322,599
Net (loss)		(111,443)			(111,443)
Cash dividends declared
Common stock		(59,428)			(59,428)
Preferred stock		(4,440)			(4,440)

Balance as of December 31, 1999	1,000	676,183	2	528,893	147,288
Net income		141,816			141,816
Cash dividends declared
Common stock		(24,282)			(24,282)
Preferred stock		(4,945)			(4,945)
Contribution to Conectiv of a subsidiary which owned certain electric generating plants *		(316,292)		(316,281)	(11)
Contribution of other property to Conectiv		(2,000)			(2,000)

Balance as of December 31, 2000	1,000	470,480	2	212,612	257,866
Net income		200,619			200,619
Cash dividends declared
Common stock		(89,077)			(89,077)
Preferred stock		(3,744)			(3,744)
Repurchase and retirement of preferred stock		—		793	(793)

Balance as of December 31, 2001	1,000	$578,278	$2	$213,405	$364,871

*	See Note 8 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    FINANCIAL STATEMENT PRESENTATION

DPL is a subsidiary of Conectiv, which is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). On March 1, 1998, Conectiv was formed (the 1998 Merger) through an exchange of common stock with DPL and Atlantic Energy, Inc.

On February 9, 2001, the Boards of Directors of Conectiv and Potomac Electric Power Company (Pepco) approved an Agreement and Plan of Merger under which Pepco will acquire Conectiv for a combination of cash and stock and Conectiv and Pepco will become wholly owned subsidiaries of Pepco Holdings Inc. (Conectiv/Pepco Merger). The Conectiv/Pepco Merger was approved by the stockholders of Conectiv and Pepco during 2001. Management currently expects the Conectiv/Pepco Merger to close in the second quarter of 2002, subject to timely receipt of various statutory and regulatory approvals.

DPL is a public utility which supplies and delivers electricity and natural gas to its customers under the trade name Conectiv Power Delivery. DPL delivers electricity to approximately 479,000 regulated customers through its transmission and distribution systems and also supplies electricity to most of its electricity delivery customers, who have the option of choosing an alternative supplier. DPL’s regulated electric service territory is located on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia). DPL’s electric service area encompasses about 6,000 square miles and has a population of approximately 1.2 million.

DPL provides regulated gas service (supply and/or delivery) to approximately 113,000 customers located in a service territory that covers about 275 square miles with a population of approximately 500,000 in New Castle County, Delaware. DPL also sells gas off-system and in markets that are not subject to price regulation.

The divestiture of the electric generating plants of DPL was completed on June 22, 2001 with the sale of the ownership interests of DPL in various electric generating plants that had 954 megawatts (MW) of capacity. The divestiture of the electric generating plants of DPL started in 2000. DPL contributed electric generating plants with 1,501 MW of capacity to Conectiv on July 1, 2000, in connection with the formation of Conectiv Energy Holding Company (CEH), which has subsidiaries engaged in non-regulated electricity production, energy trading and marketing. Divestiture of the electric generating plants also included the sale of DPL’s ownership interests in nuclear electric generating plants (331 MW) on December 29, 2000.

Prior to the formation of CEH on July 1, 2000, DPL’s business activities included trading electricity and natural gas and the sale of electricity produced by non-regulated electric generating units. The transition of these activities from DPL to CEH and its subsidiaries occurred during the latter-half of 2000.

Regulation of Utility Operations

Certain aspects of DPL’s utility businesses are subject to regulation by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, respectively), the Virginia State Corporation Commission (VSCC), and the Federal Energy Regulatory Commission (FERC). Excluding sales not subject to price regulation, the percentages of retail electric and gas utility operating revenues regulated by each state regulatory commission for 2001, were as follows: DPSC, 66.6%; MPSC, 30.2%; and VSCC, 3.2%. Wholesale sales and the transmission of electricity and gas are subject to FERC regulation. Retail gas sales are subject to regulation by the DPSC.

As discussed in Note 7 to the Consolidated Financial Statements, DPL’s electricity generation business was restructured in the latter half of 1999, pursuant to enactment of Delaware and Maryland electric restructuring legislation and the issuance of restructuring orders by the DPSC and MPSC. Based on these orders, DPL determined that the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71) no longer applied to its electricity generation business and an extraordinary charge to 1999 earnings resulted, as discussed in Note 6 to the Consolidated Financial Statements.

DPL’s electric delivery business and retail gas business are subject to the requirements of SFAS No. 71. When utility revenues are insufficient to recover current period expenses from customers, regulatory commissions may provide for future recovery from customers of such current period expenses. When future recovery is probable for current under-recoveries of utility expenses, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by a regulatory commission.

The amount recognized in the Consolidated Statements of Income for the cost of gas purchased to supply DPL’s regulated gas customers is adjusted to the amount included in customer billings for such costs since customer rates are periodically adjusted to reflect amounts actually paid by DPL for purchased gas. A regulatory asset is recorded for under-collections from customers and a liability is recorded for over-collections from customers, which are both classified as “deferred energy supply costs” on the Consolidated Balance Sheets.

Refer to Note 10 to the Consolidated Financial Statements for information about regulatory assets and liabilities arising from the financial effects of rate regulation.

Financial Statement Presentation

The Consolidated Financial Statements include the accounts of DPL’s wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

The 2000 gain on the sale of DPL’s interests in nuclear electric generating plants was reclassified to operating revenues from operating expenses to conform with the presentation of the 2001 gain on sale of electric generating plants. Certain other reclassifications of prior period data have been made to conform with the current presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Revenues

DPL recognizes revenues for the supply and delivery of electricity and gas upon delivery to the customer, including amounts for services rendered, but not yet billed. Similarly, revenues from “Other services” are recognized when services are performed or products are delivered.

“Other services” revenues include certain non-regulated services provided by DPL to its customers and rental income for administrative facilities owned by DPL which are used by Conectiv’s service company. (Revenues from non-regulated electricity and gas sales are included in “Electric” revenues and “Gas” revenues, respectively.)

Derivative Instruments

As of December 31, 2001 and 2000, DPL held derivative instruments (futures, options, swap agreements, and forward contracts) solely for the purpose of limiting regulated gas customers exposure to commodity price uncertainty.

DPL implemented the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, effective January 1, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earnings. DPL’s derivative instruments associated with the regulated gas supply business are not designated as hedges under SFAS No. 133; however, because gains and losses on these derivative instruments are included in rates charged to regulated gas customers, the provisions of SFAS No. 71 apply and earnings are not affected. The initial effects of adopting SFAS No. 133 were recognition of a $14.4 million asset for the fair value of the derivative instruments and a $14.4 million regulatory liability for the effects of regulation.

Prior to the transfer on July 1, 2000 of certain electric generating plants and energy-trading activities to Conectiv, DPL used derivative instruments in connection with energy commodity trading and sales of the electricity produced by non-regulated electric generating plants. Energy trading activities were recorded on a gross basis, with sales reported as revenues and purchases included in operating expenses. DPL’s operating results for 2000 and 1999 include the following net trading gains / (losses):

Energy Commodity	2000	1999
	(Dollars in Millions)
Electricity	$1.2	$6.0
Natural gas	(2.1)	5.0

Total	$(0.9)	$11.0

During 1999-2000, realized gains and losses related to derivative hedging instruments were deferred, as deferred credits or current assets, and then recognized in operating results when the underlying transaction occurred. If, subsequent to being hedged, the underlying transaction was no longer likely to occur or the hedge was no longer effective, the gain or loss on the related derivative was recognized in operating results.

The cash flows from derivatives are included in the “Cash Flows from Operating Activities” section of the Consolidated Statements of Cash Flows.

Depreciation Expense

The annual provision for depreciation on utility property is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property retired, including removal costs less salvage and other recoveries. The relationship of the annual provision for depreciation for financial accounting purposes to average depreciable property was 3.4% for 2001, 3.4% for 2000, and 3.5% for 1999. For periods prior to the sale of the ownership interests of DPL in nuclear electric generating plants on December 29, 2000, depreciation expense includes a provision for the estimated cost of decommissioning nuclear power plant reactors based on amounts billed to customers for such costs.

Non-utility property is generally depreciated on a straight-line basis over the useful lives of the assets.

Interest Expense

The amortization of debt discount, premium, and expense, including deferred debt extinguishment costs associated with the regulated electric and gas transmission and distribution businesses, is included in interest expense.

Income Taxes

The Consolidated Financial Statements include current and deferred income taxes. Current income taxes represent the amounts of tax expected to be reported on DPL’s federal and state income tax returns. Deferred income taxes are discussed below.

Deferred income tax assets and liabilities represent the tax effects of temporary differences between the financial statement and tax bases of existing assets and liabilities and are measured using presently enacted tax rates. The portion of DPL’s deferred tax liability applicable to its utility operations that has not been recovered from utility customers represents income taxes recoverable in the future and is shown on the Consolidated Balance Sheets as “Deferred recoverable income taxes.”

Deferred income tax expense generally represents the net change during the reporting period in the net deferred tax liability and deferred recoverable income taxes.

Investment tax credits from utility plant purchased in prior years are reported on the Consolidated Balance Sheets as “Deferred investment tax credits.” These investment tax credits are being amortized to income over the useful lives of the related utility plant.

Cash Equivalents

In the Consolidated Financial Statements, DPL considers highly liquid marketable securities and debt instruments purchased with a maturity of three months or less to be cash equivalents. Investments in Conectiv’s “money pool,” which Conectiv subsidiaries may invest in, or borrow from, are considered cash equivalents.

Utility Plant

The December 31, 2000 balances for electric generating plants that became impaired as a result of the restructuring of the electric utility industry in 1999 are stated at the estimated fair value of the plants at the time of restructuring, based on amounts included in agreements for the sales of the plants. These electric generating plants, as discussed above, were sold during 2001. The balances of all other property, plant and equipment, which is primarily electric transmission and distribution property, are stated at original cost.

Utility plant is generally subject to a first mortgage lien.

Allowance for Funds Used During Construction and Capitalized Interest

Effective in the third quarter of 1999, the cost of financing the construction of electric generation plant is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Cost.”

Allowance for Funds Used During Construction (AFUDC) is included in the cost of utility plant and represents the cost of borrowed and equity funds used to finance construction. In the Consolidated Statements of Income, the borrowed funds component of AFUDC is reported as a reduction of interest expense and the equity funds component of AFUDC is reported as other income. AFUDC was capitalized on utility plant construction at the rates of 8.6% in 2001, 8.5% in 2000, and 8.8% in 1999.

Goodwill

DPL amortizes goodwill arising from business acquisitions over the shorter of the estimated useful life or 40 years. All goodwill as of December 31, 2001 had a 40 year life. The amount of goodwill amortized to expense was $2.0 million in 2001, 2000 and 1999. For information about changes in the accounting for goodwill which become effective in 2002, see “New Accounting Standards,” below.

Deferred Debt Extinguishment Costs

The costs of debt extinguishment for which recovery through regulated utility rates is probable are deferred and subsequently amortized to interest expense during the rate recovery period. Other debt extinguishment costs are accounted for in accordance with SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which requires such costs to be expensed.

New Accounting Standards

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71 will no longer be amortized. Intangible assets other than goodwill which have finite useful lives will continue to be amortized under SFAS No. 142. Goodwill and other intangible assets will be tested periodically for impairment. If an impairment occurs, then a charge to earnings would result. An impairment of goodwill that results from adoption of SFAS No. 142 will be recognized as the cumulative effect of a change in accounting principle. Under SFAS No. 142, historical operating results will not be restated; instead pro forma earnings, adjusted to exclude goodwill amortization, will be disclosed. SFAS No. 142 will be effective January 1, 2002 for companies with a calendar fiscal year, including DPL.

DPL expects that adoption of SFAS No. 141 will not materially affect its financial position or results of operations. DPL expects that adoption of SFAS No. 142 will result in a decrease in the amount of goodwill amortization expense from $2.0 million per year to $0.8 million per year, which represents amortization of the goodwill that has been included in DPL’s utility rates.

On August 9, 2001, the FASB issued SFAS No. 143, “Accounting For Asset Retirement Obligations,” which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. If a legal obligation for an ARO exists, then SFAS No. 143 requires recognition of a liability, capitalization of the cost associated with the ARO, and allocation of the capitalized cost to expense. The initial measurement of an ARO is based on the fair value of the obligation, which may result in a gain or loss upon the settlement of the ARO. If the requirements of SFAS No. 71 are met, a regulated entity shall also recognize a regulatory asset or liability for timing differences between financial reporting and rate-making in the recognition of the period costs associated with an ARO. SFAS No. 143 will be effective January 1, 2003 for companies with a calendar fiscal year, including DPL. Upon adoption of SFAS No. 143, the difference between the net amount recognized in the balance sheet under SFAS No. 143 and the net amount previously recognized in the balance sheet will be recognized as the cumulative effect of a change in accounting principle. DPL is currently evaluating SFAS No. 143 and cannot predict the impact that this standard may have on its financial position or results of operations; however, any such impact could be material.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS No. 144, operating losses of discontinued operations are recognized in the period in which they occur; future operating losses are not accrued upon discontinuation of the business operation. SFAS No. 144 became effective on January 1, 2002. DPL does not expect the adoption of SFAS No. 144 will materially affect its financial position or results of operations.

NOTE 2.    RELATED PARTY PURCHASES AND SALES

DPL’s operating expenses and revenues include amounts for transactions with other Conectiv subsidiaries. DPL purchased electric energy, electric capacity and natural gas from Conectiv subsidiaries in the amounts of $149.0 million for 2001 and $101.7 million for 2000. No purchases of energy from other Conectiv subsidiaries occurred during 1999. DPL also sold natural gas and electricity and leased certain assets to other Conectiv subsidiaries. Amounts included in operating revenues for these transactions are as follows: 2001- $19.3 million; 2000—$33.7 million; 1999—$48.6 million.

DPL had a contract with Conectiv Energy Supply, Inc. (CESI), a Conectiv subsidiary, which provided a fixed price for substantially all of DPL’s electric energy and capacity needs for the period April 1, 2001 through August 31, 2001. Effective September 1, 2001, DPL entered into an agreement with CESI under which DPL purchases from CESI the electricity required for DPL to fulfill its obligation to supply customers who have not chosen an alternative supplier (default service). In connection with the agreement, CESI assumed the rights and obligations that DPL had under agreements to purchase electricity on a long-term basis. DPL’s contract with CESI extends until June 30, 2004. The pricing of the electricity purchased under the contract was structured with the intent to transfer the risk, or reward, associated with DPL’s default service business to CESI. As of December 31, 2001, CESI’s sources of electricity supply include 2,224 MW of generating capacity, through affiliated subsidiaries, 1,300 MW of capacity under long-term purchased power agreements, and short-term purchased power arrangements.

For information concerning DPL’s contribution of electric generating plants and certain other assets and liabilities to Conectiv, see “Contribution of Electric Generating Plants to Conectiv in 2000” in Note 8 to the Consolidated Financial Statements.

NOTE 3.    SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid During the Year

	2001	2000	1999
	(Dollars in Thousands)
Interest, net of capitalized amounts	$67,930	$74,722	$74,367
Income taxes, net of refunds	$110,974	$33,213	$55,463

Non-cash Investing and Financing Transaction

The Consolidated Statement of Cash Flows for 2000 excludes the assumption of DPL’s former nuclear decommissioning liability by the purchasers of the ownership interests of DPL in nuclear electric generating plants and also excludes the transfer of nuclear decommissioning trust funds to the purchasers. The nuclear decommissioning trust funds which were transferred had a fair value of approximately $68.0 million. For information about the sale of the ownership interests of DPL in nuclear electric generating plants, refer to Note 8 to the Consolidated Financial Statements.

The 2000 Consolidated Statement of Cash Flows excludes the non-cash transaction for DPL’s contribution of electric generating plants to Conectiv. See “Contribution of Electric Generating Plants to Conectiv in 2000” in Note 8 to the Consolidated Financial Statements for additional information.

NOTE 4.    INCOME TAXES

DPL, as a subsidiary of Conectiv, is included in the consolidated federal income tax return of Conectiv. Income taxes are allocated to DPL based upon the taxable income or loss, determined on a separate return basis.

Components of Consolidated Income Tax Expense

	2001	2000	1999
	(Dollars in Thousands)
Operations
Federal: Current.	$153,081	$10,191	$54,710
Deferred	(35,623)	58,907	26,289
State: Current.	41,073	3,885	11,092
Deferred	(10,720)	15,310	5,789
Investment tax credit adjustments, net (1)	(6,001)	(6,783)	(2,559)

	141,810	81,510	95,321

Extraordinary Item
Federal: Current.	(1,503)	—	—
Deferred	—	—	(124,117)
State: Current	(382)	—	—
Deferred	—	—	(23,663)

	(1,885)	—	(147,780)

Total Income Tax Expense	$139,925	$81,510	$(52,459)

(1)
Includes a $4.4 million credit in 2001 and a $4.4 million credit in 2000 which resulted from recognition of deferred investment tax credits in connection with sale of the ownership interests of DPL in electric generating plants, as discussed in Note 8 to the Consolidated Financial Statements.

Reconciliation of Effective Income Tax Rate

The amount computed by multiplying “Income before income taxes and extraordinary item” by the federal statutory rate is reconciled below to income tax expense on operations (which excludes amounts applicable to the extraordinary item).

	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Statutory federal income tax expense	$120,827	35%	$78,164	35%	$83,125	35%
Increase (decrease) due to:
State income taxes, net of federal tax benefit	19,863	6	12,477	6	10,973	5
Investment tax credit amortization	(6,001)	(2)	(6,783)	(3)	(2,559)	(1)
Other, net	7,121	2	(2,348)	(1)	3,782	1

Income tax expense on operations	$141,810	41%	$81,510	37%	$95,321	40%

Components of Deferred Income Taxes

The tax effects of temporary differences that give rise to DPL’s net deferred tax liability are shown below. There were no valuation allowances for deferred tax assets as of December 31, 2001 and December 31, 2000.

	As of December 31,
	2001	2000
	(Dollars in Thousands)
Deferred Tax Liabilities
Plant basis differences	$222,937	$278,495
Deferred recoverable income taxes	37,386	37,293
Prepaid pension costs	71,740	64,234
Other	35,201	43,493

Total deferred tax liabilities	367,264	423,515

Deferred Tax Assets
Deferred investment tax credits	7,810	9,756
Above-market purchased energy contracts and other electric restructuring liabilities	33,901	41,464
Other	33,345	29,653

Total deferred tax assets	75,056	80,873

Total net deferred tax liability	$292,208	$342,642

NOTE 5.    SPECIAL CHARGES

DPL’s operating results for 1999 include “Special charges” of $10.5 million before taxes ($6.4 million after taxes) primarily for costs of employee separations and certain other non-recurring items.

NOTE 6.    EXTRAORDINARY ITEM

Extraordinary Charge in 2001

During the third quarter of 2001, DPL repaid $253.7 million of long-term debt and refinanced $59.0 million of long-term bonds, as discussed in Note 14 to the Consolidated Financial Statements. The estimated portion of debt extinguishment costs which may not be recoverable through utility rates was charged to earnings as an extraordinary item of $2.8 million, after $1.9 million of income taxes.

Extraordinary Charge in 1999

As discussed in Note 7 to the Consolidated Financial Statements, DPL received electric utility industry restructuring orders during the latter-half of 1999 from the DPSC and MPSC. Among other things, the restructuring orders provided for customer choice of electricity suppliers, rate decreases, and quantification of the recovery through customer rates of the uneconomic portion of assets and long-term contracts that resulted from restructuring (stranded costs). As a result, DPL discontinued applying SFAS No. 71 to its electricity generation business and applied the requirements of SFAS No. 101, “Regulated Enterprises—Accounting for the Discontinuation of Application of FASB Statement No. 71” (SFAS No. 101) and Emerging Issues Task Force (EITF) Issue No. 97-4, “Deregulation of the Pricing of Electricity—Issues Related to the Application of FASB Statements No. 71 and No. 101” (EITF 97-4).

Pursuant to the requirements of SFAS No. 101 and EITF 97-4, DPL recorded an extraordinary charge in 1999, which reduced earnings by $253.6 million, net of income taxes of $147.8 million. The portion of the extraordinary charge related to impaired assets was determined in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of” (SFAS No. 121). The 1999 extraordinary charge primarily resulted from impaired nuclear electric generating plants and certain other assets, uneconomic energy contracts, and other effects of deregulation requiring loss recognition. The impairment amount for nuclear electric generating plants was determined based on proceeds under agreements for the sale of the nuclear electric generating plants, which are discussed in Note 8 to the Consolidated Financial Statements. The extraordinary charge was decreased by the regulatory asset established for the amount of stranded costs expected to be recovered through regulated electricity delivery rates.

The details of the 1999 extraordinary charge are shown in the following table.

Items Included in the 1999 Extraordinary Charge	Millions of Dollars
(a) The net book value of nuclear electric generating plants and related assets including inventories were written-down due to impairment.	$(253.3)
(b) The net present value of water-supply capacity leased from the Merrill Creek Reservoir in excess of the electric generating plants’ requirements was expensed. (See note below.)	(41.9)
(c) The net present value of expected losses under uneconomic energy contracts, primarily for the purchase of electricity and gas at above-market prices, was expensed. (See note below.)	(99.0)
(d) Generation-related regulatory assets and certain other utility assets impaired from deregulation were written-off. Also, various liabilities resulting from deregulation were recorded.	(51.5)
(e) Regulatory assets were established for the amount of stranded costs expected to be recovered through regulated electricity delivery rates.	44.3

Total pre-tax extraordinary charge	(401.4)
Income tax benefit	147.8

Total extraordinary charge, net of income taxes	$(253.6)

Note to item (b) and item (c) above:
A 10% discount rate was used to compute the net present values in items (b) and (c) above, and was determined based on DPL’s cost of capital and the risk inherent in the cash flows associated with these particular items. For item (b), the excess portion of the Merrill Creek Reservoir water-supply capacity was determined primarily based on an engineering study. For item (c), the expected losses under uneconomic energy contracts were attributed primarily to the excess of contract purchase prices for energy and capacity over PJM Interconnection forward prices during the remaining period of the contracts.

NOTE 7.    REGULATORY MATTERS

Delaware

In August 1999, the DPSC issued an order that approved DPL’s plan for complying with the Electric Utility Restructuring Act of 1999 (Delaware Act), which restructured the electric utility industry in Delaware. In connection with the restructuring, all retail electric customers of DPL obtained the option to choose an alternative electricity supplier by October 2000. The Delaware Act requires DPL to be the provider of default service to customers who do not choose an alternative electricity supplier for the 3 years ending September 30, 2002 for non-residential customers and the 4 years ending September 30, 2003 for residential customers. Effective October 1, 1999, the restructuring resulted in a 7.5% decrease in DPL’s Delaware residential electric rates, which reduced revenues $17.5 million on an annual basis. In addition, DPL agreed to keep residential and non-residential rates at their October 1, 1999 levels until September 30, 2003 and September 30, 2002, respectively.

Under the terms of a settlement agreement related to the Conectiv/Pepco Merger, which the DPSC voted to approve March 19, 2002, retail electric rates will be increased approximately $4.4 million on an annual basis, effective October 1, 2003. In general, retail electric rates in effect on October 1, 2003 are to remain unchanged through May 1, 2006, although the settlement agreement provides some mechanisms for rate changes in special circumstances. The settlement agreement also provides that DPL will continue providing default electricity supply service to customers until May 1, 2006. All provisions of the settlement agreement are contingent upon the closing of the Conectiv/Pepco Merger.

Maryland

In October 1999, the MPSC issued an order that approved a settlement agreement for implementing the provisions of the Electric Customer Choice and Competition Act of 1999 (the Maryland Act), which restructured the electric utility industry in Maryland. In connection with the restructuring, all of DPL’s Maryland retail customers could elect to choose an alternative electricity supplier beginning July 1, 2000. The settlement agreement provided for DPL to be the default service supplier to customers who do not choose an alternative electricity supplier during the 3 years ending July 1, 2003 for non-residential customers and the 4 years ending July 1, 2004 for residential customers. Prior to July 1, 2003, the MPSC is expected to determine how default service will be supplied after termination of DPL’s initial default service periods. Effective July 1, 2000, the restructuring also resulted in a 7.5% decrease in DPL’s Maryland residential electric rates, which reduced revenues $12.5 million on an annual basis. In addition, DPL agreed to keep residential and non-residential rates at their July 1, 2000 levels until June 30, 2004 and June 30, 2003, respectively.

Under the terms of a settlement agreement related to the Conectiv/Pepco Merger, which is awaiting MPSC approval, retail electric rates for electricity distribution are to be capped (not permitted to increase) through December 31, 2006 and DPL is to file certain information with the MPSC by December 1, 2003 in order to determine if a rate decrease is warranted. Also, delivery rates for non-residential customers will be decreased by approximately $5.6 million, effective July 1, 2003. The settlement agreement does not address electricity supply rates for periods on and after July 1, 2003 for non-residential customers or on and after July 1, 2004, for residential customers. All provisions of the settlement agreement are contingent upon the closing of the  Conectiv/Pepco Merger.

Virginia

On December 21, 2001, the VSCC approved DPL’s proposal to offer choice of electricity suppliers to all of its retail Virginia customers as of January 1, 2002.

NOTE 8.    DIVESTITURE OF ELECTRIC GENERATING PLANTS

The divestiture of the electric generating plants of DPL, which began in 2000, was completed on June 22, 2001 with the sale of the ownership interests of DPL in various electric generating plants that had 954 MW of capacity. As a result of the divestiture, DPL’s principal business is the transmission and distribution of electricity, and DPL supplies the load requirements of its default electric service customers entirely with purchased power.

Sales of Electric Generating Plants Completed in 2001

On June 22, 2001, DPL’s ownership interests in various electric generating plants, which had a net book value of approximately $247 million and electric generating capacity of 954 MW, were sold to NRG Energy, Inc. (NRG) for approximately $528.2 million. The sales proceeds are subject to final adjustments for inventory and other items. As a result of these sales, DPL’s results of operations for 2001 include a gain of $221.2 million before taxes ($129.4 million after taxes). The $221.2 million before-tax gain is included in operating revenues in the 2001 Consolidated Statement of Income.

Sales of Electric Generating Plants Completed in 2000

On December 29, 2000, DPL sold for $32.5 million its 7.51% (164 MW) interest in Peach Bottom Atomic Power Station and 7.41% (167 MW) interest in Salem Nuclear Generating Station and the related nuclear fuel to the utilities that operate the plants. DPL’s trust funds and obligation for decommissioning the plants were transferred to the purchasers in conjunction with the sale. The net assets sold had a carrying value of $15.1 million, which reflects a write-down in 1999 related to discontinuing SFAS No. 71. DPL used $25.6 million of the proceeds to repay the lease obligations related to the nuclear fuel. A gain of $16.6 million before income taxes ($12.8 million after income taxes) resulted from these sales, which is included in operating revenues in the 2000 Consolidated Statement of Income.

Contribution of Electric Generating Plants to Conectiv in 2000

Effective July 1, 2000, DPL contributed at book value its ownership interests in electric generating plants (1,501 MW of capacity) and related transmission equipment, inventories, other assets and liabilities to a wholly-owned subsidiary (Conectiv Delmarva Generation, Inc., or CDG). DPL then contributed CDG to Conectiv in conjunction with the formation of an energy-holding company by Conectiv, which is engaged in non-regulated electricity production and sales, and energy trading and marketing. The contribution of CDG to Conectiv resulted in a $316.3 million decrease in the additional paid-in capital portion of DPL’s common stockholder’s equity.

NOTE 9.    TERMINATION OF MEMBERSHIP IN MUTUAL INSURANCE COMPANY

Prior to February 19, 2001, DPL was a member of NEIL, which is a nuclear industry mutual insurance company that provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. NEIL members that sold their interests in nuclear electric generating plants on or before December 31, 2000 could elect prior to February 28, 2001 to receive cash for their member account balances. DPL sold its ownership interests in nuclear electric generating plants on December 29, 2000 and elected to terminate its NEIL membership on February 19, 2001. As a result of DPL’s NEIL membership termination, DPL received $16.3 million ($9.8 million after taxes), which is classified as a credit in DPL’s operation and maintenance expenses for 2001.

NOTE 10.    REGULATORY ASSETS AND LIABILITIES

The electric and gas delivery businesses of DPL are subject to the requirements of SFAS No. 71. When utility revenues are insufficient to recover current period expenses from customers, regulatory commissions may provide for future recovery from customers of such current period expenses. When future recovery is probable for current under-recoveries of utility expenses, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by a regulatory commission.

The table below displays the regulatory assets and liabilities as of December 31, 2001 and December 31, 2000.

The balances of the various regulatory assets and liabilities are displayed below.

Regulatory Assets	December 31, 2001	December 31, 2000
	(Millions of Dollars)
Current Assets
Deferred energy supply costs	$25.5	$7.7

Deferred Charges and Other Assets
Deferred recoverable income taxes	65.7	70.8

Other non-current regulatory assets
Recoverable stranded costs	14.5	29.3
Deferred debt extinguishment costs	19.9	8.2
Other	1.8	5.8

	36.2	43.3

Total regulatory assets	$127.4	$121.8

Deferred Energy Supply Costs:    See “Regulation of Utility Operations” in Note 1 to the Consolidated Financial Statements.

Deferred Recoverable Income Taxes:    Represents the portion of deferred income tax liabilities applicable to DPL’s utility operations that has not been reflected in current customer rates for which future recovery is probable. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized.

Recoverable Stranded Costs:    Represents remaining amounts to be collected from regulated delivery customers for stranded costs which resulted from deregulation of the electricity supply business in 1999.

Deferred Debt Extinguishment Costs:    The costs of debt extinguishment costs for which recovery through regulated utility rates is probable are deferred and subsequently amortized to interest expense during the rate recovery period.

NOTE 11.    COMMON STOCKHOLDER’S EQUITY

Conectiv owns all 1,000 outstanding shares of DPL’s common stock ($2.25 par value per share).

For information concerning changes in DPL’s common stockholder’s equity during 2001, 2000, and 1999, see the Statement of Changes in Common Stockholder’s Equity.

DPL’s certificate of incorporation requires payment of all preferred dividends in arrears (if any) prior to payment of common dividends to Conectiv, and has certain other limitations on the payment of common dividends. DPL’s certificate of incorporation contains limitations on the cash dividends DPL can pay to Conectiv if DPL’s common stockholder’s equity was less than 25% of DPL’s total capitalization. As of December 31, 2001, DPL’s common stockholder’s equity represented 40.5% of DPL’s total capitalization.

As a subsidiary of a registered holding company under PUHCA, DPL can pay dividends only to the extent of its retained earnings unless SEC approval is obtained.

NOTE 12.    PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION

DPL has $1, $25, and $100 par value per share preferred stock for which 10,000,000, 3,000,000, and 1,800,000 shares are authorized, respectively. Dividends on DPL preferred stock are cumulative. No shares of the $1 par value per share preferred stock are outstanding. Shares outstanding for each series of the $25 and $100 par value per share preferred stock are listed below under “Preferred Stock Not Subject to Mandatory Redemption.”

	Current	Shares Outstanding		Amount
Series	Redemption Price	2001	2000	2001	2000
				(Dollars in Thousands)
$25 per share par value, 7 ¾%	(1)	316,500	316,500	$7,913	$7,913
$100 per share par value
3.70%-5%	$103.00-$105.50	181,698	181,698	18,170	18,170
6 ¾%	(2)	35,000	35,000	3,500	3,500
Adjustable rate (3)	$ 100	—	151,200	—	15,120
Auction rate (4)	$ 100	—	450,000	—	45,000

				$29,583	$89,703

(1)	Redeemable beginning September 30, 2002, at $25 per share.
(2)	Redeemable beginning November 1, 2003, at $100 per share.
(3)
During the latter-half of 2001, DPL paid $14.91 million to repurchase all 151,200 shares of its Adjustable Rate Preferred Stock which had a par value of $15.12 million ($100 par value per share). The average dividend rates for the Adjustable Rate Preferred Stock were 5.5% during 2001 and 5.5% during 2000.

(4)
On September 6, 2001, DPL paid $45.0 million to purchase all 450,000 outstanding shares of its Auction Rate Preferred Stock for par value of $100 per share. The average dividend rates for the Auction Rate Preferred Stock were 4.2% during 2001 and 5.1% during 2000.

NOTE 13.    COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY DEBENTURES

DPL has a wholly owned financing subsidiary trust that has common and preferred trust securities outstanding and holds Junior Subordinated Debentures (the Debentures) of DPL. DPL owns all of the common securities of the trust, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trust. The trust uses interest payments received on the Debentures, which are the trust’s only assets, to make cash distributions on the trust securities. DPL’s obligations pursuant to the Debentures and guarantees of distributions with respect to the trust’s securities, to the extent the trust has funds available therefor, constitute full and unconditional guarantees of the obligations of the trust under the trust securities the trusts have issued.

As of December 31, 2001 and 2000, the trust had $70 million of 8.125% Cumulative Trust Preferred Capital Securities outstanding, representing 2,800,000 trust preferred securities with a stated liquidation value of $25 per security.

For consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust’s investment in the Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2036. The Debentures are subject to redemption, in whole or in part, at the option of DPL, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events.

NOTE 14.    DEBT

Maturities of long-term debt and sinking fund requirements during the next five years are as follows: 2002—$75.5 million; 2003—$87.2 million; 2004—$7.0 million; 2005—$2.7 million; and 2006—$22.9 million.

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

On November 6, 2001, DPL redeemed $15 million of 8.96% Medium Term Notes that were scheduled for maturity in 2021.

DPL has a $105 million revolving credit facility that expires January 31, 2003 and supports its variable rate demand bonds ($104.8 million). DPL’s credit facility contains financial and other covenants which, if not met, could result in the acceleration of repayment obligations under the facility or restrict DPL’s ability to borrow under the credit facility. The credit facility requires a ratio of total indebtedness to total capitalization of 65% or less. As of December 31, 2001, the ratio was 53%, computed in accordance with the terms of the credit facility. The credit facility also contains a number of events of default that could be triggered by certain acceleration of indebtedness under other borrowing arrangements, bankruptcy actions or judgments or decrees against DPL, as well as by a change of control of DPL. When the Conectiv/Pepco Merger becomes effective, DPL’s credit facility is expected to be replaced by credit lines of Pepco Holdings, Inc.

Substantially all utility property of DPL is subject to the liens of mortgages collateralizing DPL’s First Mortgage Bonds. DPL’s mortgages require that the electric generating plants sold (as discussed in Note 8 to the Consolidated Financial Statements) be released from the liens of the mortgages. Assets may be released with a combination of cash, bondable property additions, and credits representing previously issued and retired first mortgage bonds. Pursuant to these terms, the electric generating plants of DPL sold during 2000-2001 were released from the liens.

Long-term debt outstanding as of December 31, 2001 and 2000 is presented below.

Type of Debt	Interest Rates	Due		2001	2000
				(Dollars in Thousands)
First Mortgage Bonds	6.95%	2002		$30,000	$30,000
	6.40%	2003		85,000	90,000
	7.15%–8.15%	2011–2015		33,000	67,000
	5.90%–7.30%	2019–2021		49,200	108,200
	6.85%–8.50%	2022–2025	(1)	142,500	165,000
	6.05%	2032		15,000	15,000
Amortizing First Mortgage Bonds	6.95%	2002–2008		19,814	21,517

				374,514	496,717

Pollution Control Bonds and Notes	7.25%	2001		—	550
	5.50%	2025	(2)	15,000	15,000
	4.90%	2026	(3)	34,500	—
	5.65%	2028	(2)	16,240	16,240

				65,740	31,790

Medium Term Notes	6.59%–9.29%	2002		16,000	16,000
	8.30%	2004		4,500	35,000
	6.94%	2005		—	10,000
	6.84%	2006		20,000	20,000
	7.06%–8.125%	2007		61,500	91,500
	7.54%–7.62%	2017		14,000	40,700
	6.81%	2018		4,000	33,000
	7.61%–9.95%	2019–2021		12,000	73,000
	7.72%	2027		10,000	30,000

				142,000	349,200

Other Obligations	Variable	2030–2031		63,400	38,900

Unamortized premium and discount, net				(492)	(1,330)
Current maturities of long-term debt				(75,461)	(2,253)

Total long-term debt				569,701	913,024
Variable Rate Demand Bonds (4)				104,830	104,830

Total long-term debt and Variable Rate Demand Bonds				$674,531	$1,017,854

(1)	Includes $27.5 million of 8.5% First Mortgage Bonds which were repurchased on February 1, 2002.
(2)	The bonds are subject to mandatory tender on July 1, 2010.
(3)	The bonds are subject to mandatory tender on May 1, 2011.
(4)
The debt obligations of DPL included Variable Rate Demand Bonds (VRDB) in the amounts of $104.8 million as of December 31, 2001 and 2000. The VRDB are classified as current liabilities because the VRDB are due on demand by the bondholder. However, bonds submitted to DPL for purchase are remarketed by an agent on a best efforts basis. Management expects that bonds submitted for purchase will continue to be remarketed successfully due to the credit worthiness of DPL and the bonds’ interest rates being set at market. DPL also may utilize one of the fixed rate/fixed term conversion options of the bonds. Also, DPL has a $105 million revolving credit facility that expires January 31, 2003 and provides liquidity for DPL’s $104.8 million of Variable Rate Demand Bonds and general corporate purposes. Thus, management considers the VRDB to be a source of long-term financing. The $104.8 million balance of VRDB outstanding as of December 31, 2001, matures in 2017 ($26.0 million), 2024 ($33.33 million); 2028 ($15.5 million) and 2029 ($30.0 million). Average annual interest rates on the VRDB were 2.8% in 2001 and 4.3% in 2000.

NOTE 15.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The year-end fair values of certain financial instruments are listed below. The fair values were based on quoted market prices of DPL’s securities or securities with similar characteristics.

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Investments	$5,192	$5,192	$6,275	$6,275
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures	$70,000	$70,840	$70,000	$70,000
Long-term debt	$569,701	$589,147	$913,024	$918,481
Energy derivative instruments included in:
Accounts receivable	$3,247	$3,247	$14,374	$14,374
Other current liabilities	$9,810	$9,810	—	—

NOTE 16.    LEASES

Lease Commitments

DPL leases an 11.9% interest in the Merrill Creek Reservoir. The lease is an operating lease and payments over the remaining lease term, which ends in 2032, are $135.3 million in aggregate. DPL also has long-term leases for certain other facilities and equipment. Minimum commitments as of December 31, 2001, under the Merrill Creek Reservoir lease and other lease agreements are as follows: 2002—$11.6 million; 2003—$13.7 million; 2004—$11.1 million; 2005—$11.6 million; 2006—$11.6 million; beyond 2006—$122.6 million; total—$182.2 million.

Rentals Charged To Operating Expenses

The amounts charged to operating expenses for rental payments under both capital and operating leases are shown in the table below. As discussed in Note 8 to the Consolidated Financial Statements, DPL sold its ownership interests in Peach Bottom and Salem and the related nuclear fuel on December 29, 2000. Prior to the sales, DPL leased its share of nuclear fuel at Peach Bottom and Salem. The decreases in the amounts shown below for interest and amortization of capital leases were primarily due to termination of DPL’s nuclear fuel leases.

	2001	2000	1999
	(Dollars in Thousands)
Interest on capital leases	$151	$1,406	$1,161
Amortization of capital leases	111	10,702	10,730
Operating leases	8,638	11,712	10,063

	$8,900	$23,820	$21,954

NOTE 17.    PENSION AND OTHER POSTRETIREMENT BENEFITS

The employees of DPL and other Conectiv subsidiaries are provided pension benefits and other postretirement benefits under Conectiv benefit plans. The amounts shown below are for the benefit plans of Conectiv and include amounts for all covered employees of the Conectiv subsidiaries which elect to participate in the benefit plans.

Assumptions

	2001	2000	1999
Discount rates used to determine projected benefit obligation as of December 31	7.25%	7.50%	7.75%
Expected long-term rates of return on assets	9.50%	9.50%	9.00%
Rates of increase in compensation levels	4.50%	4.50%	4.50%
Health-care cost trend rate on covered charges	10.00%	8.00%	6.50%

The health-care cost trend rate, or the expected rate of increase in health-care costs, is assumed to gradually decrease to 5.0% by 2007. Increasing the health-care cost trend rates of future years by one percentage point would increase the accumulated postretirement benefit obligation by $10.3 million and would increase annual aggregate service and interest costs by $0.8 million. Decreasing the health-care cost trend rates of future years by one percentage point would decrease the accumulated postretirement benefit obligation by $10.3 million and would decrease annual aggregate service and interest costs by $0.9 million.

The following schedules reconcile the beginning and ending balances of the pension and other postretirement benefit obligations and related plan assets for Conectiv. Other postretirement benefits include medical benefits for retirees and their spouses and retiree life insurance.

Change in Conectiv’s Benefit Obligation

	Pension Benefits		Other Postretirement Benefits
	2001	2000	2001	2000
	(Dollars in Thousands)
Benefit obligation at beginning of year	$694,621	$673,095	$201,493	$194,031
Service cost	20,338	18,388	4,381	3,908
Interest cost	53,154	51,856	17,121	14,513
Plan participants’ contributions	—	—	543	511
Plan amendments	3,775	4,359	—	—
Actuarial loss	38,102	12,689	57,346	5,500
Benefits paid	(55,023)	(66,438)	(17,047)	(16,970)
Other	—	672	—	—

Benefit obligation at end of year	$754,967	$694,621	$263,837	$201,493

Change in Conectiv’s Plan Assets

	Pension Benefits		Other Postretirement Benefits
	2001	2000	2001	2000
	(Dollars in Thousands)
Fair value of assets at beginning of year	$948,043	$1,017,844	$119,724	$120,072
Actual return on plan assets	(31,628)	(3,363)	(2,356)	166
Employer contributions	—	—	16,196	15,945
Plan participants’ contributions	—	—	543	511
Benefits paid	(55,023)	(66,438)	(17,047)	(16,970)

Fair value of assets at end of year	$861,392	$948,043	$117,060	$119,724

Reconciliation of Funded Status of Conectiv’s Plans

	Pension Benefits		Other Postretirement Benefits
	2001	2000	2001	2000
	(Dollars in Thousands)
Funded status at end of year	$106,425	$253,422	$(146,777)	$(81,769)
Unrecognized net actuarial (gain) loss	(24,781)	(181,008)	22,438	(46,246)
Unrecognized prior service cost	17,727	7,794	99	149
Unrecognized net transition (asset) obligation	(7,480)	(10,245)	34,404	37,531

Net amount recognized at end of year	$91,891	$69,963	$(89,836)	$(90,335)

Portion applicable to DPL	$182,610	$163,992	$9,571	$10,343

Based on fair values as of December 31, 2001, the pension plan assets were comprised of publicly traded equity securities ($559.9 million or 65%) and fixed income obligations ($301.5 million or 35%). Based on fair values as of December 31, 2001, the other postretirement benefit plan assets included equity securities ($77.7 million or 66%) and fixed income obligations ($39.4 million or 34%).

Components of Conectiv’s Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	2001	2000	1999	2001	2000	1999
	(Dollars in Thousands)
Service cost	$20,338	$18,388	$20,288	$4,381	$3,908	$5,282
Interest cost	53,154	51,856	51,442	17,121	14,513	13,839
Expected return on assets	(88,346)	(90,037)	(83,999)	(8,981)	(8,645)	(6,769)
Amortization of:
Transition obligation (asset)	(2,764)	(2,764)	(2,764)	3,128	3,128	3,128
Prior service cost	1,189	694	406	49	49	49
Actuarial (gain)	(5,499)	(13,767)	(4,248)	—	(3,060)	(1,059)

Total net periodic benefit cost	$(21,928)	$(35,630)	$(18,875)	$15,698	$9,893	$14,470

Portion of net periodic benefit cost applicable to DPL	$(18,618)	$(43,839)	$(31,663)	$5,451	$5,567	$5,893

DPL portion of net periodic benefit cost included in results of operations	$(18,618)	$(43,839)	$(31,663)	$5,451	$5,567	$5,893

Conectiv also maintains 401(k) savings plans for covered employees. Conectiv contributes Conectiv common stock to the plan, at varying levels up to $0.50 of common stock for each dollar of up to the first 6% of pay contributed by the employee. The amount expensed for DPL’s share of the 401(k) savings plan was $1.0 million in 2001, $1.2 million in 2000, and $1.4 million in 1999.

NOTE 18.    COMMITMENTS AND CONTINGENCIES

Commitments

DPL’s expected capital expenditures are estimated to be approximately $76 million in 2002.

See Note 2 to the Consolidated Financial Statements for information concerning DPL’s contract to purchase power from CESI and Note 16 to the Consolidated Financial Statements for information about commitments related to leases.

Environmental Matters

DPL is subject to regulation with respect to the environmental effect of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. DPL’s liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether DPL or a corporate predecessor is responsible for conditions on a particular parcel).

DPL is currently a potentially responsible party at three federal superfund sites. At one of these sites, DPL has resolved its liability for clean up costs through a de minimis settlement with the government. At this site, DPL may be liable for a claim by the state or federal government for natural resource damages. DPL also is alleged to be a third-party contributor at three other federal superfund sites. In addition, DPL has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. Also, the Delaware Department of Natural Resources and Environmental Control (DNREC) notified DPL in 1998 that it is a potentially responsible party liable for clean-up of the Wilmington Public Works Yard as a former owner of the property. DPL’s current liabilities include $14.5 million as of December 31, 2001 ($8.8 million as of December 31, 2000) for clean-up and other potential costs related to these sites. The accrued liability as of December 31, 2001 includes $11.0 million for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with the Delaware Department of Natural Resources and Environmental Control during 2001. DPL does not expect such future costs to have a material effect on DPL’s financial position or results of operations.

Other

On November 26, 2001, the FERC published a notice establishing a generic refund effective date of January 26, 2002 relative to collections by all utilities pursuant to their market-based rates (MBR). DPL cannot determine with certainty whether the intent of FERC is to make all MBR collections subject to refund as of January 26, 2002. There has been no allegation that DPL has misused its MBR authority, and any possible refund liability would not affect 2001 revenues.

NOTE 19.    BUSINESS SEGMENTS

Conectiv’s organizational structure and management reporting information is aligned with Conectiv’s business segments, irrespective of the subsidiary, or subsidiaries, through which a business is conducted. Businesses are managed based on lines of business, not legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”) is available for DPL on a stand-alone basis.

Changes in business activities subsequent to the restructuring of DPL’s electric utility business in 1999 have resulted in electricity transmission and distribution representing a greater proportion of DPL’s business. As discussed in Note 8 to the Consolidated Financial Statements, DPL completed the divestiture of its electric generating plants on June 22, 2001. After June 22, 2001, DPL supplied the load requirements of its default electric service customers entirely with purchased power.

NOTE 20.    QUARTERLY FINANCIAL INFORMATION (unaudited)

The quarterly data presented below reflect all adjustments necessary in the opinion of management for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations, differences between summer and winter rates and the scheduled downtime and maintenance of electric generating units.

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Thousands)
Operating Revenues	$368,922	$536,934	$350,123	$277,111	$1,533,090
Operating Income	81,605	266,305	17,162	29,926	394,998
Income Before Extraordinary Item	38,933	147,334	4,577	12,565	203,409
Extraordinary Item *	—	—	(2,790)	—	(2,790)
Net Income	38,933	147,334	1,787	12,565	200,619
Earnings Applicable to Common Stock	37,633	146,151	935	12,156	196,875

*	For information concerning the extraordinary item recorded in the third quarter of 2001, see Note 6 to the Consolidated Financial Statements.

In the first quarter of 2001, operating income and income before extraordinary item increased by $16.3 million and $9.8 million, respectively due to DPL’s termination of its membership in a mutual insurance company, as discussed in Note 9 to the Consolidated Financial Statements.

In the second quarter of 2001, a gain on the sale of electric generating plants increased operating income and income before extraordinary item by $221.2 million and $129.4 million, respectively, as discussed in Note 8 to the Consolidated Financial Statements.

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Thousands)
Operating Revenues	$705,949	$636,114	$386,553	$385,674	$2,114,290
Operating Income	94,611	60,376	71,142	74,593	300,722
Net Income	47,193	25,312	30,183	39,128	141,816
Earnings Applicable to Common Stock	46,004	24,062	28,932	37,873	136,871

As discussed in Note 8 to the Consolidated Financial Statements, in the fourth quarter of 2000, a gain on the sale of the ownership interests of DPL in nuclear electric generating plants increased operating income by $16.6 million and net income by $12.8 million. Fourth quarter 2000 operating revenues shown above have been increased by $16,612 from the previously reported amount due to reclassification of the pre-tax gain on the sale of DPL’s interests in nuclear electric generating plants to operating revenues from operating expenses to conform with the presentation of the 2001 gain on sale of electric generating plants.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors	Business Experience during Past 5 Years
As of December 31, 2001
Howard E. Cosgrove, 58 Chairman of the Board
Elected 1998 as Chairman of the Board and Chief Executive Officer of Conectiv and DPL. Chairman, President and Chief Executive Officer of DPL since 1992. Director of DPL since 1986. Director of the Federal Reserve Board. Chairman of the Board of Trustees of the University of Delaware.

Thomas S. Shaw, 54 Director	Elected 2000 as President and Chief Operating Officer of Conectiv. Elected 1998 as Executive Vice President of Conectiv and DPL. Elected 1992 as Senior Vice President of DPL.

John C. van Roden, 52 Director
Elected 1998 as Senior Vice President and Chief Financial Officer of Conectiv and DPL. Principal, Cook and Belier, Inc. in 1998. Senior Vice President/Chief Financial Officer and Vice President/Treasurer, Lukens, Inc. from 1987 to 1998.

Barbara S. Graham, 53 Director
Elected 1999 as Senior Vice President of Conectiv and DPL. Elected 1998 as Senior Vice President and Chief Financial Officer of Conectiv and DPL. Elected 1994 as Senior Vice President, Treasurer and Chief Financial Officer of DPL.

Executives

Information about DPL’s executive officers is included under Item 1.

III-1

ITEM 11.    EXECUTIVE COMPENSATION

As previously noted, DPL is a wholly owned electric utility subsidiary of Conectiv. The Chief Executive Officer and the four most highly compensated executive officers of Conectiv maintain similar positions at DPL. In 2001, the salaries and other compensation awarded to the Chief Executive Officer and the four most highly compensated executive officers of DPL were paid by Conectiv for their service as executive officers of Conectiv, DPL and certain other Conectiv subsidiaries. The following tables show information concerning the total compensation paid or awarded to DPL’s Chief Executive Officer and each of the other four most highly compensated executive officers for each of the three years ended December 31, 2001.

Table 1—Summary Compensation Table

Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary (1)	Variable Compensation (Bonus) (2)	Other Annual Compensation	Restricted Stock Awards (3)	Securities Underlying Options	LTIP Payouts (4)	All Other Compensation (5)
H. E. Cosgrove Chairman of the Board, President, and Chief Executive Officer	2001 2000 1999	$ 650,000 $ 600,000 $ 600,000	$261,300 $248,400 $217,500	0 0 0	$310,500 $271,875 $187,500	169,600 124,000 57,000	— — —	$106,950 $ 17,682 $ 18,204
T. S. Shaw Executive Vice President	2001 2000 1999	$ 425,000 $ 354,700 $ 325,000	$142,375 $122,500 $120,000	0 0 0	$245,000 $150,000 $291,500	68,800 51,900 26,000	— — —	$ 60,935 $ 10,606 $ 8,258
J. C. van Roden Senior Vice President and Chief Financial Officer	2001 2000 1999	$ 294,700 $ 275,000 $ 250,000	$ 90,535 $ 85,400 $ 72,500	0 0 0	$106,750 $ 90,625 —	39,300 34,700 170,000	— — —	$ 23,569 $ 8,406 $ 8,342
B. S. Graham Senior Vice President	2001 2000 1999	$ 274,800 $ 262,500 $ 250,000	$120,032 $115,920 $ 72,500	0 0 0	$ 36,225 $ 90,625 $ 62,750	36,700 33,100 14,000	— — —	$ 47,886 $ 7,971 $ 7,504
W. H. Spence Vice President	2001 2000 1999	$ 239,900 $ 198,100 —	$500,944 $ 85,520 $ 71,159	0 0 0	$ 26,725 $ 22,238 —	32,000 28,500 8,000	— — —	$ 42,429 $ 6,021 —

(1)	In 2001, Mr. Cosgrove and Mr. Shaw were paid approximately an additional $37,000 and $16,000, respectively, for unused vacation.
(2)
The target award is 60% of annualized salary for Mr. Cosgrove, 50% for Mr. Shaw, 45% for Mr. van Roden, 40% for Mrs. Graham and 30% for Mr. Spence. For 1999, the dollar value of the bonus reported above has been reduced by the portion of the bonus deferred and reported above as a 2000 Restricted Stock Award, as follows: H. E. Cosgrove ($435,000 bonus with $217,500 purchasing Restricted Stock Units (which we refer to as RSU’s)); T. S. Shaw ($240,000 bonus with $120,000 purchasing RSU’s); J. C. van Roden ($145,000 bonus with $72,500 purchasing RSU’s); B. S. Graham ($145,000 bonus with $72,500 purchasing RSU’s); W. H. Spence ($88,949 bonus with $17,790 purchasing RSU’s). For 2000, the dollar value of the bonus reported above has been reduced by the portion of the bonus deferred, as follows: H. E. Cosgrove ($496,800 bonus with $248,400 purchasing RSU’s); T. S. Shaw ($245,000 bonus with $122,500 purchasing RSU’s); J. C. van Roden ($170,800 bonus with $85,400 purchasing RSU’s); B. S. Graham ($144,900 bonus with $28,980 purchasing RSU’s); W. H. Spence ($106,900 bonus with $21,380 purchasing RSU’s). For 2001, the dollar value of the bonus reported has been reduced by the portion of the bonus deferred, as follows: H. E. Cosgrove ($522,600 bonus with $261,300 purchasing RSU’s); T. S. Shaw ($284,750 bonus with $142,375 purchasing RSU’s); J. C. van Roden ($181,071 bonus with $90,536 purchasing RSU’s); B. S. Graham ($150,040 bonus with $30,008 purchasing RSU’s); W. H. Spence ($163,680 bonus with $32,736 purchasing RSU’s. In addition, in 2001, Mr. Spence received a $370,000 retention bonus related to the Conectiv/Pepco Merger.

(3)
A mandatory 20% of the bonus (reported in this Table as “Variable Compensation”) and any additional portion of the bonus that an executive elects to defer (up to an additional 30%) is deferred for at least three years under the Management Stock Purchase Program (which we refer to as MSPP) and used to purchase RSU’s at a 20% discount. The dollar value of RSU’s deferred under MSPP in 2001(inclusive of the discounted portion), based on the fair market value at the award date, was as follows: H. E. Cosgrove ($310,500 of which $62,100 is the discount); T. S. Shaw ($245,000 of which $49,000 is the discount); J. C. van Roden ($106,750 of which $21,350 is the discount); B. S. Graham ($36,225 of which $7,245 is the discount); W. H. Spence ($26,725 of which $5,345 is the discount).  At the end of 2001, the number and value of the aggregate restricted stock holdings (including RSU’s, Performance Accelerated Restricted Stock (which we refer to as PARS) and special grants) for the individuals identified in the Summary Compensation Table

III-2

were as follows: for Mr. Cosgrove, 86,536 restricted stock holdings valued at $2,119,267; for Mr. Shaw, 59,132 restricted stock holdings valued at $1,448,143; for Mr. van Roden 20,359 restricted stock holdings valued at $498,592; for Mrs. Graham 23,042 restricted stock holdings valued at $564,299; for Mr. Spence 10,299 restricted stock holdings valued at $252,223.

(4)
As of December 31, 2001, Mr. Cosgrove held 55,100 shares of restricted stock (with grants of 8,500 for 1999, 16,600 for 2000 and 20,000 for 2001); Mr. Shaw held 31,100 shares of restricted stock (with grants of 12,000 for 1999, 7,000 for 2000 and 8,100 for 2001); Mr. van Roden held 12,300 shares of restricted stock (3,000 for 1999, 4,700 for 2000 and 4,600 for 2001); Mrs. Graham held 15,300 shares of restricted stock (with grants of 2,500 for 1999, 4,500 for 2000 and 4,300 for 2001); and Mr. Spence held 8,300 shares of restricted stock (with grants of 1,400 for 1999, 1,900 for 2000 and 3,800 for 2001). No new grants of Dividend Equivalent Units (which we refer to as DEU’s) were made to executives in 2001. For the years prior to 2001, Mr. Cosgrove received DEU grants of 28,500 for 1999, 62,000 for 2000; Mr. Shaw received DEU grants of 13,000 for 1999, 25,950 for 2000; Mr. van Roden received DEU grants of 10,000 for 1999, 17,350 for 2000; Mrs. Graham received DEU grants of 7,000 for 1999, 16,550 for 2000; Mr. Spence received DEU grants of 4,000 for 1999, 6,850 for 2000. All DEU’s granted in years prior to 2001 lapsed following the dividend declared in the fourth quarter of 2000, which was payable in January of 2001. Dividends paid on DEU’s for 1999 were as follows: Mr. Cosgrove, $48,263, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. Shaw, $18,975, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. van Roden, $8,250, all of which was deferred into the Conectiv Deferred Compensation Plan; and Mrs. Graham, $14,025, all of which was deferred into the Conectiv Deferred Compensation Plan. Dividends paid on DEU’s for 2000 were as follows: Mr. Cosgrove, $92,400, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. Shaw, $37,367, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. Van Roden, $20,251, all of which was deferred into the Conectiv Deferred Compensation Plan; Mrs. Graham, $25,883, all of which was deferred into the Conectiv Deferred Compensation Plan; and Mr. Spence, $10,901. Dividends paid on DEU’s for 2001 were as follows: Mr. Cosgrove, $26,510, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. Shaw, $10,769, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. Van Roden, $6,017, all of which was deferred into the Conectiv Deferred Compensation Plan; Mrs. Graham, $7,381, all of which was deferred into the Conectiv Deferred Compensation Plan; and Mr. Spence, $3,102. Dividends on shares of restricted stock and DEU’s are accrued at the same rate as that paid to all holders of common stock. Holders of restricted stock are entitled to receive dividends as, if and when declared.

(5)
The amount of All Other Compensation for each of the named executive officers for fiscal year 2001 includes the following: Mr. Cosgrove, $3,250 in Conectiv matching contributions to Conectiv’s Savings and Investment Plan, $16,250 in Conectiv matching contributions to the Conectiv Deferred Compensation Plan, $5,110 in term life insurance premiums paid by Conectiv, $17,347 in financial planning services and related taxes, and $64,993 as a result of the conversion from a split dollar life insurance coverage to a term life insurance plan; for Mr. Shaw, $3,187 in Conectiv matching contributions to Conectiv’s Savings and Investment Plan, $9,562 in Conectiv matching contributions to the Conectiv Deferred Compensation Plan, $1,627 in term life insurance premiums paid by Conectiv, $15,769 in financial planning services and related taxes, and $30,790 as a result of the conversion from a split dollar life insurance coverage to term life insurance plan; for Mr. van Roden, $5,100 in Conectiv matching contributions to Conectiv’s Savings and Investment Plan, $2,250 in Conectiv matching contributions to the Conectiv Deferred Compensation Plan, $1,039 in term life insurance premiums paid by Conectiv, and $15,180 in financial planning services and related taxes; for Mrs. Graham, $5,100 in Conectiv matching contributions to Conectiv’s Savings and Investment Plan, $3,150 in Conectiv matching contributions to the Conectiv Deferred Compensation Plan, $1,364 in term life insurance premiums paid by Conectiv, $14,829 in financial planning services and related taxes, and $23,443 as a result of the conversion from a split dollar life insurance coverage to a term life insurance plan; for Mr. Spence, $5,100 in Conectiv matching contributions to Conectiv’s Savings and Investment Plan, $2,100 in Conectiv matching contributions to the Conectiv Deferred Compensation Plan, $400 in term life insurance premiums paid by Conectiv, $14,829 in financial planning services and related taxes, and $20,000 as a result of the conversion from a split dollar life insurance coverage to a term life insurance plan.

III-3

Table 2—Option Grants in Last Fiscal Year (1)

Name	Number of Securities Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Grant Date Present Value (3)
H. E. Cosgrove	169,600	(2)	25%	$19.53125	1/2/11	$581,219
T. S. Shaw	68,800	(2)	10%	$19.53125	1/2/11	$235,778
J. C. van Roden	39,300	(2)	6%	$19.53125	1/2/11	$134,681
B. S. Graham	36,700	(2)	5.5%	$19.53125	1/2/11	$125,771
W. H. Spence	32,000	(2)	5%	$19.53125	1/2/11	$109,664

(1)	Currently, Conectiv does not grant stock appreciation rights.
(2)
Denotes Nonqualified Stock Options. Unless vesting is accelerated under the terms of Conectiv’s Long-Term Incentive Plan (which we refer to as LTIP), one-half of such Options vest and are exercisable at end of second year from date of grant. Second one-half vest and are exercisable at end of third year from date of grant.

(3)
Determined using the Black-Scholes model, incorporating the following material assumptions and adjustments: (a) exercise price of $19.53125, equal to the Fair Market Value as of date of grant, (b) an option term of ten years, (c) risk-free rate of return of 5.00%, (d) volatility of 20.00%, and (e) dividend yield of 4.75%.

Table 3—Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired On Exercise	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at FY-End (2) Exercisable/Unexercisable	Value of Unexercised in- the-Money Options at FY-End (1) Exercisable/Unexercisable
H. E. Cosgrove	0	0	94,400/622,100	$129,156/2,324,729
T. S. Shaw	0	0	33,000/283,700	$36,045/1,002,657
J. C. van Roden	0	0	10,000/234,000	$2,400/508,363
B. S. Graham	0	0	27,000/226,800	$34,605/693,004
W. H. Spence	0	0	11,000/64,500	$13,656/385,574

(1)
The closing price for Conectiv’s common stock as reported by the New York Stock Exchange on December 31, 2001 was $24.49. Any value in the options is based on the difference between the exercise price of the options and the value at the time of the exercise (e.g., $24.49 as of the close of business on December 31, 2001), which difference is multiplied by the number of exercisable options.

(2)
All of the unexercisable options listed on Table 3 are in the money. Unless vesting is accelerated under the terms of Conectiv’s LTIP, none of the unexercised options may be exercised earlier than two years from date of grant for regular, non-performance based options and nine and one half years from date of grant for performance based options (subject to accelerated vesting for favorable stock price performance).

Table 4—Long-Term Incentive Plans—Awards in Last Fiscal Year

Name	Number of Restricted Shares (#)	Performance Period Until Maturation Or Payout (1)
H. E. Cosgrove	20,000 shares	1/2/08
T. S. Shaw	8,100 shares	1/2/08
J. C. van Roden	4,600 shares	1/2/08
B. S. Graham	4,300 shares	1/2/08
W. H. Spence	3,800 shares	1/2/08

III-4

(1)
Awards of PARS were made to all of the named executive officers. The payout of shares of PARS may potentially be “performance accelerated.” Restrictions may lapse any time after 3 years (i.e., after January 2, 2004) upon achievement of favorable stock price performance goals. In the absence of such favorable performance, restrictions lapse after 7 years (i.e., January 2, 2008), provided that at least a defined level of average, total return to stockholders is achieved (and subject to vesting upon a change in control as described under “Change in Control Severance Agreements and Other Provisions Relating to Possible Change in Control” below). As of December 31, 2001, Mr. Cosgrove’s 20,000 PARS were valued at $489,800, Mr. Shaw’s 8,100 PARS were valued at $198,369, Mr. van Roden’s 4,600 PARS were valued at $112,654, Mrs. Graham’s 4,300 PARS were valued at $105,307 and Mr. Spence’s 3,800 PARS were valued at $93,062. These values are based on the December 31, 2001 closing stock price of $24.49.

Pension Plan

The Conectiv Retirement Plan includes the Cash Balance Pension Plan and certain “grandfathering” provisions relating to the Delmarva Retirement Plan and the Atlantic Retirement Plan that apply to employees who had either 20 years of service or were age 50 on the effective date of the Cash Balance Pension Plan (January 1, 1999). Certain executives whose benefits from the Conectiv Retirement Plan are limited by the application of federal tax laws also receive benefits from the Supplemental Executive Retirement Plan.

Cash Balance Pension Plan

The named executive officers participate in the Conectiv Retirement Plan and earn benefits that generally become vested after five years of service. Annually, a record-keeping account in a participant’s name is credited with an amount equal to a percentage of the participant’s total pay, including base pay, overtime and bonuses, depending on the participant’s age at the end of the plan year, as follows:

Age at end of Plan Year	% of Pay
Under 30	5
30 to 34	6
35 to 39	7
40 to 44	8
45 to 49	9
50 and over	10

These accounts also receive interest credits based on average U.S. Treasury Bill rates for the year. In addition, certain annuity benefits earned by participants under the former Delmarva Retirement Plan and Atlantic Retirement Plan are fully protected as of December 31, 1998, and were converted to an equivalent cash amount and included in each participant’s initial cash balance account. When a participant terminates employment, the amount credited to his or her account is converted into an annuity or paid in a lump sum.

Supplemental Retirement Benefits

Supplemental retirement benefits are provided to certain employees, including each executive officer, whose benefits under the Conectiv Retirement Plan are limited by type of compensation or amount under federal tax laws and regulations.

Estimated Retirement Benefits Payable to Named Executives Officers

The following table shows the estimated retirement benefits, including supplemental retirement benefits under the plans applicable to the named executives, that would be payable if he or she were to retire at normal retirement age (65), expressed in the form of a lump sum payment. Years of service credited to each named executive officer as of his or her normal retirement date are as follows: Mr. Cosgrove—42; Mrs. Graham—30; Mr. Shaw—41, Mr. Van Roden—16, and Mr. Spence—35.

III-5

Name	Year of 65th Birthday	Lump Sum Value
H. E. Cosgrove	2008	$9,863,000
B. S. Graham	2013	$2,057,000
T. S. Shaw	2012	$5,341,000
J. C. van Roden	2014	$1,056,000(1)
W. H. Spence	2022	$2,340,000(1)

(1)
Amounts include (i) interest credits for cash balances projected to be 5.32% per annum on annual salary credits and prior service balances, if any, and (ii) accrued benefits as of December 31, 2001, under retirement plans then applicable to the named executive officer. Benefits are not subject to any offset for Social Security payments or other offset amounts and assume no future increases in base pay or total pay.

Under the Conectiv Retirement Plan’s grandfathering provisions, employees who participated in the Delmarva Retirement Plan or Atlantic Retirement Plan and who met certain age and service requirements as of December 31, 1998, will have retirement benefits for all years of service up to retirement calculated according to their original benefit formula. This benefit will be compared to the cash balance account and the employee will receive the higher benefit. Estimated benefits are based on the Delmarva Retirement Plan for Messrs. Cosgrove and Shaw and for Mrs. Graham. Estimated benefits are based on the Cash Balance Pension Plan for Messrs. van Roden and Spence (neither of whom was grandfathered into the Delmarva Retirement Plan). The amount of benefit under such grandfathering is illustrated in the following table:

Delmarva Retirement Plan Pension Plan Table

	Annual Retirement Benefits in Specified Remuneration and Years of Service Classification

Average Annual Earnings for the 5 Consecutive years of Earnings that result in the Highest Average	15 Years		20 Years		25 Years		30 Years		35 Years
$ 100,000	$24,000		$32,000		$40,000		$48,000		$56,000
200,000(1)	48,000		64,000		80,000		96,000		112,000
300,000(1)	72,000		96,000		120,000		144,000	(2)	168,000	(2)
400,000(1)	96,000		128,000		160,000	(2)	192,000	(2)	224,000	(2)
500,000(1)	120,000		160,000	(2)	200,000	(2)	240,000	(2)	280,000	(2)
600,000(1)	144,000	(2)	192,000	(2)	240,000	(2)	288,000	(2)	336,000	(2)
700,000(1)	168,000	(2)	224,000	(2)	280,000	(2)	336,000	(2)	392,000	(2)
800,000(1)	192,000	(2)	256,000	(2)	320,000	(2)	384,000	(2)	448,000	(2)
900,000(1)	216,000	(2)	288,000	(2)	360,000	(2)	432,000	(2)	504,000	(2)
1,000,000(1)	240,000	(2)	320,000	(2)	400,000	(2)	480,000	(2)	560,000	(2)
1,100,000(1)	264,000	(2)	352,000	(2)	440,000	(2)	528,000	(2)	616,000	(2)
1,200,000(1)	288,000	(2)	384,000	(2)	480,000	(2)	576,000	(2)	672,000	(2)

(1)	Effective January 1, 2001 annual compensation recognized may not exceed $170,000.
(2)	For 2001, the annual limit on annual benefits is $140,000.

Benefits are payable in the form of a 50% joint and surviving spouse annuity or lump sum. Earnings include base salary, overtime and bonus.

Change in Control Severance Agreements and
Other Provisions Relating to Possible Change in Control

Conectiv has entered into change in control severance agreements with Messrs. Cosgrove, Shaw, van Roden, Spence, and Mrs. Graham and two other senior executives. The agreements are intended to encourage the continued dedication of Conectiv’s senior management team. The agreements provide benefits for these executives upon actual or constructive termination of employment (other than for cause) following a change in

III-6

control of Conectiv, as defined in the agreements. Each affected executive would receive a severance payment equal to three times base salary and bonus, medical, dental, vision, group life and disability benefits for three years after termination of employment, and a cash payment equal to the actuarial equivalent of accrued pension credits equal to 36 months of additional service.

In the event of a change in control, the Variable Compensation Plan provides that outstanding options become exercisable in full immediately, all conditions to the vesting of PARS are deemed satisfied and shares will be fully vested and nonforfeitable, variable compensation deferred under the MSPP will be immediately distributed, and payment of variable compensation, if any, for the current year will be decided by the Personnel and Compensation Committee. For the Deferred Compensation Plan, this Committee may decide to distribute all deferrals in cash immediately or continue the deferral elections of participants, in which case Conectiv will fully fund a “springing rabbi trust” to satisfy the obligations. An independent institutional trustee will maintain any trust established by reason of this provision.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All shares of DPL’s common stock are owned by Conectiv, DPL’s parent company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

III-7

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents are filed as part of this report:

1.  Financial Statements

The following financial statements are contained in Item 8 of Part II.

2.  Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts, is presented below for each of the three years in the period ended December 31, 2001. No other financial statement schedules have been filed since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or the notes thereto.

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2001, 2000, 1999
(Dollars in thousands)

		Additions
	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
2001

Allowance for doubtful accounts	$16,285	$15,452	$—	$14,467(a)	$17,270
2000

Allowance for doubtful accounts	6,479	13,914	—	4,108(a)	16,285
1999

Allowance for doubtful accounts	648	10,020	1,000	5,189(a)	6,479

(a)	Accounts receivable written off.

3.  Exhibits

Exhibit Number

2	Amended and Restated Agreement and Plan of Merger, dated as of December 26, 1996, between DPL, Atlantic Energy, Inc., Conectiv, Inc. and DS Sub, Inc. (Filed with Registration Statement No. 333-18843.)

3-A	Copy of the Restated Certificate and Articles of Incorporation effective as of April 12, 1990. (Filed with Registration Statement No. 33-50453.)

3-B	Copy of DPL’s Certificate of Designation and Articles of Amendment establishing the 7 3/4% Preferred Stock—$25 Par. (Filed with Registration Statement No. 33-50453.)

3-C	Copy of DPL’s Certificate of Designation and Articles of Amendment establishing the 6 3/4% Preferred Stock. (Filed with Registration Statement No. 33-53855.)

3-D
A copy of DPL’s Certificate of Amendment of Restated Certificate and Articles of Incorporation, filed with the Delaware Secretary of State, effective as of June 7, 1996. (Filed with Registration No. 333-07281.)

3-E
A copy of DPL’s Articles of Amendment of Restated Certificate and Articles of Incorporation, filed with the Virginia State Corporation Commission, effective as of June 7, 1996. (Filed with Registration No. 333-07281.)

3-F
A copy of DPL’s Certificate and Articles of Amendment of Restated Certificate and Articles of Incorporation, filed with the Delaware Secretary of State, effective as of March 2, 1998 (filed with DPL’s Current Report on Form 8-K dated March 4, 1998; File No. 1-1405).

3-G
A copy of DPL’s Articles of Amendment of Restated Certificate and Articles of Incorporation, filed with the Virginia State Corporation Commission, effective as of March 2, 1998 (filed with DPL’s Current Report on Form 8-K dated March 4, 1998; File No. 1-1405).

3-H
Certificate of Merger of DS Sub, Inc., a Delaware Corporation with and into DPL, filed with the Delaware Secretary of State, effective as of March 1, 1998 (filed with DPL’s Current Report on Form 8-K dated March 4, 1998; File No. 1-1405).

3-I
Certificate of Merger of DS Sub, Inc., a Delaware Corporation with and into DPL, filed with the Virginia State Corporation Commission, effective as of March 1, 1998 (filed with DPL’s Current Report on Form 8-K dated March 4, 1998; File No. 1-1405).

3-J	Copy of DPL’s By-Laws as amended March 2, 1998 ( filed with DPL’s Current Report on Form 8-K dated March 4, 1998; File No. 1-1405).

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

Exhibit Number

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

4-N	A copy of the Officer’s Certificate dated October 3, 1996, establishing the 8.125% Junior Subordinated Debentures, Series I, Due 2036. (Filed with Registration Statement No. 333-20715.)

4-O	A copy of the Guarantee Agreement between DPL, as Guarantor, and Wilmington Trust Company, as Trustee, dated as of October 1, 1996. (Filed with Registration Statement No. 333-20715.)

4-P
A copy of the Amended and Restated Trust Agreement between DPL, as Depositor, and Wilmington Trust Company, Barbara S. Graham, Edric R. Mason and Donald P. Connelly, as Trustees, dated as of October 1, 1996. (Filed with Registration Statement No. 333-20715.)

4-Q	A copy of the Agreement as to Expenses and Liabilities dated as of October 1, 1996, between DPL and Delmarva Power Financing I. (Filed with Registration Statement No. 333-20715.)

10-A	Purchase and Sale Agreement By And Between Delmarva Power & Light Company and NRG Energy Inc. (wholly owned electric generating plants) (filed with DPL’s 2000 Annual Report on Form 10-K)

10-B	Purchase and Sale Agreement By And Between Delmarva Power & Light Company and NRG Energy Inc. (jointly owned electric generating plants) (filed with DPL’s 2000 Annual Report on Form 10-K)

12-A	Ratio of earnings to fixed charges (filed herewith)

12-B	Ratio of earnings to fixed charges and preferred dividends (filed herewith)

23	Consent of Independent Accountants (filed herewith)

99	Pro Forma Consolidated Statement of Income—Generation Asset Sale, filed herewith.

(b) Reports on Form 8-K

No Reports on Form 8-K were filed in the fourth quarter of 2001.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2002.

DELMARVA POWER & LIGHT COMPANY (Registrant)

By:	/s/ JOHN C. VAN RODEN
(John C. van Roden, Senior Vice President and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 27, 2002.

Signature	Title

/s/ Howard E. Cosgrove (Howard E. Cosgrove)	Chairman of the Board, President and Chief Executive Officer

/s/ John C. van Roden (John C. van Roden)	Senior Vice President and Chief Financial Officer

/s/ James P. Lavin (James P. Lavin)	Controller and Chief Accounting Officer

/s/ Thomas S. Shaw (Thomas S. Shaw)	Director and Executive Vice President

/s/ Barbara S. Graham (Barbara S. Graham)	Director and Senior Vice President

EXHIBIT INDEX

Exhibit No.	Description

12-A	Ratio of Earnings to Fixed Charges

12-B	Ratio of Earnings to Fixed Charges and Preferred Dividends

23	Consent of Independent Accountants

99	Pro Forma Consolidated Statement of Income—Generation Asset Sale