Form 10-Q
period 2002-03-31
DELMARVA POWER & LIGHT CO /DE/
filed 2002-05-15
CIK 27879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-1405

DELMARVA POWER & LIGHT COMPANY
(Exact name of registrant as specified in its charter)

Delaware and Virginia	51-0084283
(States of incorporation)	(I.R.S. Employer Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware	19899
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  302-429-3018

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

All 1,000 issued and outstanding shares of Delmarva Power & Light Company common stock, $2.25 per share par value, are owned by Conectiv.

DELMARVA POWER & LIGHT COMPANY

Part 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DELMARVA POWER & LIGHT COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
OPERATING REVENUES
Electric	$237,161	$260,643
Gains on sales of electric generating plants	11,600	—
Gas	72,177	102,535
Other services	2,674	5,744

	323,612	368,922

OPERATING EXPENSES
Electric fuel and purchased energy and capacity	149,661	139,963
Gas purchased	52,430	79,731
Other services' cost of sales	2,260	5,354
Operation and maintenance	43,684	26,673
Depreciation and amortization	20,906	26,643
Taxes other than income taxes	8,958	8,953

	277,899	287,317

OPERATING INCOME	45,713	81,605

OTHER INCOME	2,359	3,149

INTEREST EXPENSE
Interest charges	11,331	17,758
Allowance for borrowed funds used during construction and capitalized interest	(137)	(162)

	11,194	17,596

PREFERRED DIVIDEND REQUIREMENT ON PREFERRED SECURITIES OF A SUBSIDIARY TRUST	1,422	1,422

INCOME BEFORE INCOME TAXES	35,456	65,736
INCOME TAXES	14,601	26,803

NET INCOME	20,855	38,933
DIVIDENDS ON PREFERRED STOCK	409	1,300

EARNINGS APPLICABLE TO COMMON STOCK	$20,446	$37,633

See accompanying Notes to Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$202,132	$174,876
Accounts receivable, net of allowances of $17,953 and $17,270, respectively	197,626	187,309
Inventories, at average cost
Fuel (coal, oil and gas)	5,044	16,353
Materials and supplies	14,704	13,636
Prepayments	40,050	35,154
Deferred energy supply costs	2,102	25,525

	461,658	452,853

Investments	4,930	5,192

Property, Plant and Equipment
Electric transmission and distribution	1,532,669	1,510,640
Gas transmission and distribution	294,630	291,053
Other electric and gas facilities	167,569	167,612
Other property, plant and equipment	5,231	5,231

	2,000,099	1,974,536
Less: Accumulated depreciation	783,904	770,287

Net plant in service	1,216,195	1,204,249
Construction work-in-progress	69,726	76,718
Goodwill, net	48,459	48,459

	1,334,380	1,329,426

Deferred Charges and Other Assets
Regulatory assets
Deferred recoverable stranded costs	64,991	65,702
Other regulatory assets	49,601	53,702
Prepaid employee benefits costs	193,168	192,181
Unamortized debt expense	9,753	10,084
Other	1,873	2,586

	319,386	324,255

Total Assets	$2,120,354	$2,111,726

See accompanying Notes to Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31, 2002	December 31, 2001
CAPITALIZATION AND LIABILITIES
Current Liabilities
Long-term debt due within one year	$47,961	$75,461
Variable rate demand bonds	104,830	104,830
Accounts payable	61,319	64,407
Accounts payable to affiliated companies	24,996	20,002
Taxes accrued	167,091	119,231
Interest accrued	14,334	11,093
Other	62,275	79,348

	482,806	474,372

Deferred Credits and Other Liabilities
Deferred income taxes, net	288,328	290,319
Deferred investment tax credits	14,268	14,504
Above-market purchased energy contracts and other electric restructuring liabilities	63,611	68,711
Other	13,774	16,258

	379,981	389,792

Capitalization
Common stock, $2.25 par value; 1,000,000 shares authorized; 1,000 shares outstanding	2	2
Additional paid-in-capital	213,405	213,405
Retained earnings	374,768	364,871

Total common stockholder's equity	588,175	578,278
Preferred stock not subject to mandatory redemption	29,583	29,583
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company debentures	70,000	70,000
Long-term debt	569,809	569,701

	1,257,567	1,247,562

Commitments and Contingencies (Note 7)
Total Capitalization and Liabilities	$2,120,354	$2,111,726

See accompanying Notes to Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,855	$38,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,942	26,670
Deferred income taxes, net	(3,169)	3,556
Investment tax credit adjustments, net	(236)	(556)
Deferred energy supply costs	23,423	(7,103)
Net change in:
Accounts receivable	(10,317)	48,351
Inventories	10,241	3,976
Accounts payable	(7,905)	(7,119)
Taxes accrued	47,860	21,730
Other current assets and liabilities(1)	(2,981)	(9,730)
Other, net	(6,692)	(8,644)

Net cash provided by operating activities	92,021	110,064

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(21,619)	(20,552)
Other, net	284	330

Net cash used by investing activities	(21,335)	(20,222)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(14,371)	(5,960)
Preferred dividends paid	(409)	(1,261)
Long-term debt redeemed	(27,500)	—
Other, net	(1,150)	(27)

Net cash used by financing activities	(43,430)	(7,248)

Net change in cash and cash equivalents	27,256	82,594
Cash and cash equivalents at beginning of period	174,876	94,604

Cash and cash equivalents at end of period	$202,132	$177,198

(1)	Other than debt and deferred income taxes classified as current.

See accompanying Notes to Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Financial Statement Presentation

The consolidated condensed interim financial statements contained herein include the accounts of Delmarva Power & Light Company (DPL) and its wholly owned subsidiary and reflect all adjustments, consisting of only normal recurring adjustments, necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures that would substantially duplicate the disclosures in DPL’s 2001 Annual Report on Form 10-K have been omitted. Accordingly, DPL’s consolidated condensed interim financial statements contained herein should be read in conjunction with DPL’s 2001 Annual Report on Form 10-K.

As previously reported in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of DPL’s 2001 Annual Report on Form 10-K, under an Agreement and Plan of Merger, Potomac Electric Power Company (Pepco) will acquire Conectiv, and Conectiv and Pepco will become wholly-owned subsidiaries of Pepco Holdings Inc. (the Conectiv/Pepco Merger). The Maryland Public Service Commission (MPSC) and the Delaware Public Service Commission (DPSC) issued orders on April 11 and 16, 2002, respectively, approving the Conectiv/Pepco Merger. The MPSC and DPSC orders also approved conditions provided for in settlement agreements, which are discussed under “Maryland” and “Delaware” in Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of DPL’s 2001 Annual Report on Form 10-K. Management currently expects the Conectiv/Pepco Merger to close in the second or third quarter of 2002, subject to timely receipt of various statutory and regulatory approvals.

On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30).” SFAS No. 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, SFAS No. 4 is rescinded effective for fiscal years beginning after May 15, 2002. Due to the rescission of SFAS No. 4, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in DPL’s Consolidated Statement of Income. Among other things, SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

Effective January 1, 2002, DPL implemented SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” is no longer amortized. The portion of goodwill included in regulated utility rates ($16.8 million as of March 31, 2002 and $17.5 million as of December 31, 2001) has been reclassified from goodwill to “other non-current regulatory assets” and continues to be amortized as a regulatory asset.

For the three months ended March 31, 2001, net income was $38.9 million and net income adjusted to exclude the $0.2 million charge for goodwill amortization was $39.1 million.

DELMARVA POWER & LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DPL’s goodwill balance of $48.5 million as of March 31, 2002 and December 31, 2001 is associated with Conectiv’s Power Delivery business segment. During the first quarter of 2002, Conectiv redefined its business segments. Conectiv’s Power Delivery business segment, which had previously included the operating results for delivering electricity to DPL’s customers now also includes the operating results for supplying electricity to DPL’s customers. As a result, all material aspects of DPL’s operations are conducted in Conectiv’s Power Delivery business segment.

Based on the requirements of SFAS No. 142, DPL is conducting a test for the impairment of goodwill as of January 1, 2001, by comparing the fair value of its Power Delivery business to its book value carrying amount. If the fair value exceeds the book value carrying amount, then no impairment exists under SFAS No. 142, which requires the test be completed by June 30, 2002.

Note 2.    Related Party Transactions

For background information concerning DPL’s contracts with Conectiv Energy Supply, Inc. (CESI) for the purchase of electric energy and capacity, see Note 2 to the Consolidated Financial Statements included in Item 8 of Part II to DPL’s 2001 Annual Report on Form 10-K.

DPL’s operating expenses and revenues include amounts for transactions with CESI and other Conectiv subsidiaries. DPL purchased electric energy and capacity from CESI in the amounts of $137.3 million during the first quarter of 2002 and $7.9 million during the first quarter of 2001. DPL also leased certain assets to other Conectiv subsidiaries and operating revenues included $2.3 million for the first quarter of 2002 and $5.5 million for the first quarter of 2001 for these transactions.

Note 3.    Supplemental Cash Flow Information

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Cash paid (received) for:
Interest, net of amounts capitalized	$7,099	$13,861
Income taxes, net of refunds	$(25,931)	$360

Note 4.    Income Taxes

The amounts computed by multiplying “Income before income taxes” by the federal statutory rate is reconciled in the table below to income tax expense on continuing operations.

	Three Months Ended March 31,
	2002		2001
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Statutory federal income tax expense	$12,410	35%	$23,008	35%
State income taxes, net of federal benefit	1,916	5	3,625	6
Depreciation	500	1	770	1
Amortization of investment tax credits	(236)	—	(556)	(1)
Other, net	11	—	(44)	—

Income tax expense	$14,601	41%	$26,803	41%

DELMARVA POWER & LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Adjustment to the 2001 Gain on Sales of Electric Generating Plants

As disclosed in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of DPL’s 2001 Annual Report on Form 10-K, DPL realized a gain during the second quarter of 2001 on the sale of ownership interests in fossil fuel-fired electric generating plants (954 megawatts of capacity), including the Indian River plant. The gain in the second quarter of 2001 was recorded net of estimated selling expenses, including anticipated environmental clean-up costs for the Indian River electric generating plant. In the first quarter of 2002, DPL reached an agreement with an insurer to settle DPL’s insurance claim for environmental clean-up costs associated with the Indian River electric generating plant. Due to DPL’s insurance claim settlement and revised estimates of certain selling expenses, the estimated 2001 gain on the sale of the plants was increased by $11.6 million before income taxes ($6.9 million after income taxes) in the first quarter of 2002 and is included in operating revenues.

Note 6.    Debt

On February 1, 2002, DPL redeemed $27.5 million of First Mortgage Bonds, due February 1, 2022.

Note 7.    Contingencies

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

DPL is currently a potentially responsible party at three federal superfund sites. At one of these sites, DPL has resolved its liability for clean up costs through a de minimis settlement with the government. At this site, DPL may be liable for a claim by the state or federal government for natural resource damages. DPL also is alleged to be a third-party contributor at three other federal superfund sites. In addition, DPL has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. Also, the Delaware Department of Natural Resources and Environmental Control (DNREC) notified DPL in 1998 that it is a potentially responsible party liable for clean-up of the Wilmington Public Works Yard as a former owner of the property. DPL’s current liabilities included $14.3 million as of March 31, 2002 ($14.5 million as of December 31, 2001) for clean-up and other potential costs related to these sites. The accrued liability as of March 31, 2002 includes $10.8 million for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with DNREC during 2001. DPL does not expect such future costs to have a material effect on DPL’s financial position or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Earnings Results Summary

Earnings applicable to common stock decreased $17.2 million to $20.4 million for the first quarter of 2002, from $37.6 million for the first quarter of 2001. In the second quarter of 2001, gains on sales of electric generating plants were recorded net of estimated selling expenses, including anticipated environmental clean-up costs for the Indian River electric generating plant. Due to an insurance claim settlement for environmental clean-up costs and revised estimates of certain other selling expenses, earnings for the first quarter of 2002 included a $6.9 million after-tax gain for an adjustment to the second quarter 2001 gains on sales of electric generating plants. Earnings for the first quarter of 2001 included a $9.8 million after-tax gain from termination of DPL’s membership in a nuclear mutual insurance company, as discussed in Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of DPL’s 2001 Annual Report on Form 10-K.

After adjusting earnings to exclude the $6.9 million and $9.8 million gains in the first quarter of 2002 and the first quarter of 2001, respectively, earnings decreased $14.3 million primarily due to warmer winter weather, which resulted in lower retail customer usage of electricity and gas for space heating purposes. The cost of replacing the electricity produced by DPL’s electric generating plants that were sold in the second quarter of 2001 also contributed to the earnings decrease. Lower interest expense mitigated the earnings decrease.

Regulatory Matters

As previously reported in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of DPL’s 2001 Annual Report on Form 10-K, under an Agreement and Plan of Merger, Potomac Electric Power Company (Pepco) will acquire Conectiv, and Conectiv and Pepco will become wholly-owned subsidiaries of Pepco Holdings Inc. (the Conectiv/Pepco Merger). The MPSC and the DPSC issued orders on April 11 and 16, 2002, respectively, approving the Conectiv/Pepco Merger. The MPSC and DPSC orders also approved conditions provided for in settlement agreements, which are discussed under “Maryland” and “Delaware” in Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of DPL’s 2001 Annual Report on Form 10-K. Management currently expects the Conectiv/Pepco Merger to close in the second or third quarter of 2002, subject to timely receipt of various statutory and regulatory approvals.

Related Party Transactions

For background information concerning DPL’s contracts with CESI for the purchase of electric energy and capacity, see Note 2 to the Consolidated Financial Statements included in Item 8 of Part II to DPL’s 2001 Annual Report on Form 10-K.

DPL’s operating expenses and revenues include amounts for transactions with CESI and other Conectiv subsidiaries. DPL purchased electric energy and capacity from CESI in the amounts of $137.3 million during the first quarter of 2002 and $7.9 million during the first quarter of 2001. DPL also leased certain assets to other Conectiv subsidiaries and operating revenues included $2.3 million for the first quarter of 2002 and $5.5 million for the first quarter of 2001 for these transactions.

Electric Revenues

Electric revenues decreased by $23.4 million to $237.2 million for the first quarter of 2002, from $260.6 million for the first quarter of 2001 due to the following: (i) an $8.6 million retail revenue decrease from lower retail sales due to warmer winter weather, (ii) a $1.9 million increase in retail revenues due to customers returning to DPL from alternative suppliers, and (iii) a $16.7 million decrease in revenues from interchange and resale sales, mainly due to the sale of DPL’s electric generating plants and warmer winter weather.

The gross margin earned from total electric revenues is equal to electric revenues less “electric fuel and purchased energy and capacity.” The gross margin earned from electric revenues decreased $33.2 million to $87.5 million for the first quarter of 2002, from $120.7 million for the first quarter of 2001. The $33.2 million decrease in gross margin was attributed to the unfavorable revenue variances discussed above and the cost of replacing the electricity produced by DPL’s electric generating plants that were sold in the second quarter of 2001.

Gas Revenues

	Three Months Ended March 31,
	2002	2001
	(Dollars in millions)
Regulated gas revenues	$63.6	$72.1
Non-regulated gas revenues	8.6	30.4

Total gas revenues	$72.2	$102.5

The table above shows the amounts of gas revenues earned from sources which were subject to price regulation (regulated) and which were not subject to price regulation (non-regulated). DPL’s on-system sales and transportation of natural gas are generally subject to price regulation.

The gross margin (gas revenues less gas purchased) from total gas revenues decreased $3.1 million to $19.7 million for the first quarter of 2002, from $22.8 million for the first quarter of 2001. The decrease was mainly due to a lower margin from regulated gas deliveries, which reflected lower volume.

“Regulated gas revenues” decreased by $8.5 million to $63.6 million for the first quarter of 2002, from $72.1 million for the first quarter of 2001. The $8.5 million revenue decrease was primarily due to a lower volume of natural gas sold to retail customers due to warmer winter weather.

“Non-regulated gas revenues” decreased by $21.8 million to $8.6 million for the first quarter of 2002, from $30.4 million for the first quarter of 2001. The revenue decrease was mainly due to reduced off-system sales opportunities due to the warmer winter weather. The gross margin earned from non-regulated gas revenues was insignificant and the decrease in revenues had little effect on earnings.

Operating Expenses

    Electric Fuel and Purchased Energy and Capacity

“Electric fuel and purchased energy and capacity” increased by $9.7 million to $149.7 million for the first quarter of 2002, from $140.0 million for the first quarter of 2001. This increase was primarily due to the cost of replacing the electricity produced by DPL’s electric generating plants that were sold in the second quarter of 2001, partly offset by a decrease in energy costs associated with lower volumes of electricity supplied to utility customers.

    Gas Purchased

Gas purchased decreased by $27.3 million to $52.4 million for the first quarter of 2002, from $79.7 million for the first quarter of 2001. This decrease was attributed to a lower volume of gas purchased due to the reduction in demand attributed to warmer winter weather.

    Operation and Maintenance Expenses

Operation and maintenance expenses increased $17.0 million for the first quarter of 2002, mainly due to $16.3 million received by DPL in the first quarter of 2001 for termination of its membership in a nuclear mutual insurance company, higher pension and other postretirement benefits expense, and other increases, partly offset by decreases from the sale of electric generating plants during the second quarter of 2001.

    Depreciation and Amortization

Depreciation and amortization expenses decreased $5.7 million for the first quarter of 2002 primarily due to the sale of electric generating plants during the second quarter of 2001.

Income Taxes

Income taxes decreased $12.2 million for the first quarter of 2002 mainly due to lower income before income taxes.

Liquidity and Capital Resources

Due to $92.0 million of cash provided by operating activities, $21.3 million of cash used by investing activities, and $43.4 million of cash used by financing activities, cash and cash equivalents increased by $27.3 million during the first quarter of 2002.

The net cash provided by operating activities decreased by $18.0 million to $92.0 million for the first quarter of 2002, from $110.1 million for the first quarter of 2001. The decrease in cash flow was primarily due to lower revenues and the sale of the electric generating plants which caused more electricity to be purchased. Also, cash flow in the first quarter of 2001 had benefited from the collection of accounts receivable associated with discontinued competitive retail energy activities.

DPL’s capital expenditures during the first quarter of 2002 of $21.6 million were primarily for the electric transmission and distribution systems of DPL.

The $43.4 million of net cash used by financing activities for the first quarter of 2002 included $14.4 million of dividends on common stock paid to Conectiv, $0.4 million of dividends paid to preferred stockholders, redemption of $27.5 million of First Mortgage Bonds (due February 1, 2022), and $1.1 million of other miscellaneous uses.

DPL’s capital structure expressed as a percentage of total capitalization, is shown below as of March 31, 2002, and December 31, 2001.

	March 31, 2002	December 31, 2001
Common stockholder’s equity	41.7%	40.5%
Preferred stock	2.1%	2.1%
Preferred trust securities	5.0%	4.9%
Long-term debt and variable rate demand bonds	47.8%	47.2%
Current maturities of long-term debt	3.4%	5.3%

DPL’s ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends under the SEC Methods are shown below. See Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.

	3 Months Ended March 31, 2002	Year Ended December 31,
		2001	2000	1999	1998	1997
Ratio of Earnings to Fixed Charges (SEC Method)	3.58	5.74	3.47	3.65	2.92	2.83
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (SEC Method)	3.41	5.28	3.20	3.37	2.72	2.63

On May 8, 2002, Moody’s Investor Service (Moody’s) issued a press release confirming the securities ratings of DPL. The ratings confirmation makes the assumption that the Conectiv/Pepco Merger will occur as planned.

On May 14, 2002, Standard & Poor’s (S&P) issued a press release lowering the corporate credit ratings of DPL and announcing ratings actions for DPL’s securities, some of which include downgrades. S&P stated that the ratings are based upon the receipt of the remaining regulatory approvals for the Conectiv/Pepco Merger. S&P also stated that the ratings actions reflect the consolidated credit measures of Pepco and Conectiv and also reflects the expected issuance of additional debt at Pepco Holdings, Inc. to finance the Conectiv/Pepco merger.

The credit ratings assigned to securities of DPL are shown in the table below:

Type of Security	Moody’s	S&P
Corporate credit rating	A3	A-
Senior secured debt	A2	A
Senior unsecured debt	A3	BBB+
Short-term debt	P-1	A-2
Preferred stock	Baa2	BBB
Preferred trust securities	Baa1	BBB

The previous ratings for securities of DPL can be found in Item 7 of Part II of DPL’s 2001 Annual Report on Form 10-K. Securities ratings are not a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time by the respective rating agencies. Each rating should be evaluated independently of any other rating. Changes in credit ratings could affect DPL’s cost of capital and access to capital markets.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As previously disclosed under “Quantitative and Qualitative Disclosures About Market Risk” beginning on page II-13 to DPL’s 2001 Annual Report on Form 10-K, DPL is subject to certain market risks. There were no material changes in DPL’s level of market risks as of March 31, 2002 compared to December 31, 2001.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

(b)  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELMARVA POWER & LIGHT COMPANY (Registrant)

By:	/s/ JOHN C. VAN RODEN
John C. van Roden, Senior Vice President and Chief Financial Officer

Date:    May 15, 2002