Form 10-Q
period 2002-06-30
DELMARVA POWER & LIGHT CO /DE/
filed 2002-08-14
CIK 27879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-1405

Delmarva Power & Light Company
(Exact name of registrant as specified in its charter)

Delaware and Virginia (States of incorporation)	51 - 0084283 (I.R.S. Employer Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware (Address of principal executive offices)	19899 (Zip Code)

Registrant’s telephone number, including area code	302 - 429 - 3018

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

All 1,000 issued and outstanding shares of Delmarva Power & Light Company common stock, $2.25 per share par value, are owned by Conectiv.

DELMARVA POWER & LIGHT COMPANY

SIGNATURE	16

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

DELMARVA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

OPERATING REVENUES
Electric	$247,378	$254,648	$484,539	$515,291
Gain on sale of electric plants	—	221,224	11,600	221,224
Gas	35,873	55,575	108,050	158,110
Other services	3,171	5,487	5,845	11,231

	286,422	536,934	610,034	905,856

OPERATING EXPENSES
Electric fuel and purchased energy and capacity	161,204	135,828	310,865	275,791
Gas purchased	26,120	46,561	78,550	126,292
Other services’ cost of sales	2,904	4,875	5,164	10,229
Operation and maintenance	41,602	48,145	85,286	74,818
Depreciation and amortization	20,933	26,648	41,839	53,291
Taxes other than income taxes	8,517	8,572	17,475	17,525

	261,280	270,629	539,179	557,946

OPERATING INCOME	25,142	266,305	70,855	347,910

OTHER INCOME	2,489	5,678	4,848	8,827

INTEREST EXPENSE
Interest charges	12,350	18,834	23,681	36,592
Allowance for borrowed funds used during construction and capitalized interest	(450)	(152)	(587)	(314)

	11,900	18,682	23,094	36,278

PREFERRED DIVIDEND REQUIREMENT ON PREFERRED SECURITIES OF A SUBSIDIARY TRUST	1,422	1,422	2,844	2,844

INCOME BEFORE INCOME TAXES	14,309	251,879	49,765	317,615
INCOME TAXES	5,989	104,545	20,590	131,348

NET INCOME	8,320	147,334	29,175	186,267
DIVIDENDS ON PREFERRED STOCK	409	1,183	818	2,483

EARNINGS APPLICABLE TO COMMON STOCK	$7,911	$146,151	$28,357	$183,784

See accompanying Notes to Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current Assets
Cash and cash equivalents	$226,688	$174,876
Accounts receivable, net of allowances of $16,117 and $17,270, respectively	177,765	187,309
Inventories, at average cost
Fuel (coal, oil and gas)	11,453	16,353
Materials and supplies	14,755	13,636
Prepayments	3,849	6,885
Deferred energy supply costs	—	25,525

	434,510	424,584

Investments	4,176	5,192

Property, Plant and Equipment
Electric transmission and distribution	1,546,447	1,510,640
Gas transmission and distribution	298,043	291,053
Other electric and gas facilities	166,572	167,612
Other property, plant and equipment	5,256	5,231

	2,016,318	1,974,536
Less: Accumulated depreciation	795,731	770,287

Net plant in service	1,220,587	1,204,249
Construction work-in-progress	72,274	76,718
Goodwill, net	48,459	48,459

	1,341,320	1,329,426

Deferred Charges and Other Assets
Regulatory assets
Deferred recoverable stranded costs	64,281	65,702
Other regulatory assets	44,709	53,702
Prepaid employee benefits costs	194,158	192,181
Unamortized debt expense	10,166	10,084
Other	1,306	2,586

	314,620	324,255

Total Assets	$2,094,626	$2,083,457

See accompanying Notes to Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30, 2002	December 31, 2001

CAPITALIZATION AND LIABILITIES
Current Liabilities
Long-term debt due within one year	$48,193	$75,461
Variable rate demand bonds	104,830	104,830
Accounts payable	67,004	64,407
Accounts payable to affiliated companies	31,807	20,002
Taxes accrued	137,926	90,962
Interest accrued	9,455	11,093
Other	72,006	79,348

	471,221	446,103

Deferred Credits and Other Liabilities
Deferred income taxes, net	285,748	290,319
Deferred investment tax credits	14,031	14,504
Above-market purchased energy contracts and other electric restructuring liabilities	59,622	68,711
Other	15,077	16,258

	374,478	389,792

Capitalization
Common stock, $2.25 par value;1,000,000 shares authorized; 1,000 shares outstanding	2	2
Additional paid-in-capital	213,405	213,405
Retained earnings	368,307	364,871

Total common stockholder’s equity	581,714	578,278
Preferred stock not subject to mandatory redemption	29,583	29,583
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company debentures	70,000	70,000
Long-term debt	567,630	569,701

	1,248,927	1,247,562

Commitments and Contingencies (Note 7)
Total Capitalization and Liabilities	$2,094,626	$2,083,457

See accompanying Notes to Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,175	$186,267
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of electric generating plants	(11,600)	(221,224)
Depreciation and amortization	41,912	53,345
Deferred income taxes, net	(5,039)	(46,900)
Investment tax credit adjustments, net	(473)	(5,331)
Deferred energy supply costs	30,579	(11,952)
Net change in:
Accounts receivable	8,779	76,904
Inventories	3,781	(11,936)
Accounts payable	6,191	(9,246)
Taxes accrued	46,964	176,886
Other current assets and liabilities (1)	237	(727)
Other, net	(7,332)	(25,072)

Net cash provided by operating activities	143,174	161,014

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(44,045)	(48,734)
Proceeds from sales of electric generating plants	10,000	528,215
Proceeds from other assets sold	324	8,543
Refunding bond proceeds invested by trustee	—	(59,000)
Other, net	217	1,965

Net cash used by investing activities	(33,504)	430,989

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(24,921)	(11,921)
Preferred dividends paid	(408)	(2,429)
Long-term debt issued	46,000	59,000
Long-term debt redeemed	(75,461)	(1,703)
Other, net	(3,068)	(54)

Net cash used by financing activities	(57,858)	42,893

Net change in cash and cash equivalents	51,812	634,896
Cash and cash equivalents at beginning of period	174,876	94,604

Cash and cash equivalents at end of period	$226,688	$729,500

______________

(1)	Other than debt and deferred income taxes classified as current.

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

The following information updates the disclosure Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of DPL’s 2001 Annual Report on Form 10-K concerning the Agreement and Plan of Merger among Pepco Holdings, Inc. (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco) (the Conectiv/Pepco Merger Agreement). On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. in a transaction pursuant to the Conectiv/Pepco Merger Agreement, in which Pepco and Conectiv merged with subsidiaries of Pepco Holdings, Inc. (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Pepco and Conectiv and their respective subsidiaries (including DPL) each became subsidiaries of Pepco Holdings, Inc. DPL continues as a wholly-owned, direct subsidiary of Conectiv.

The Maryland Public Service Commission (MPSC) and the Delaware Public Service Commission (DPSC) issued orders on April 11 and 16, 2002, respectively, approving the Conectiv/Pepco Merger. The orders issued by the DPSC and MPSC require approximately $1.5 million of contributions to certain funds. For additional information concerning the terms of the MPSC and DPSC orders, see Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of DPL’s 2001 Annual Report on Form 10-K.

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

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Effective January 1, 2002, DPL implemented SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” is no longer amortized. The portion of goodwill included in regulated utility rates ($16.1 million as of June 30, 2002 and $17.5 million as of December 31, 2001) has been reclassified from goodwill to “other non-current regulatory assets” and continues to be amortized as a regulatory asset.

For the three months ended June 30, 2001, net income was $147.3 million and net income adjusted to exclude the $0.2 million charge for goodwill amortization was $147.5 million. For the six months ended June 30, 2001, net income was $186.3 million and net income adjusted to exclude the $0.4 million charge for goodwill amortization was $186.7 million.

DPL’s goodwill balance of $48.5 million as of June 30, 2002 and December 31, 2001 is associated with Conectiv’s Power Delivery business segment. Effective January 1, 2002, Conectiv redefined its business segments. Conectiv’s Power Delivery business segment, which had previously included the operating results for delivering electricity to DPL’s customers now also includes the operating results for supplying electricity to DPL’s customers. As a result, all material aspects of DPL’s operations are conducted in Conectiv’s Power Delivery business segment.

Based on the requirements of SFAS No. 142, DPL conducted a test for the impairment of goodwill as of January 1, 2002, by comparing the fair value of its Power Delivery business to its book value carrying amount, including goodwill. The test resulted in no impairment of goodwill, as of January 1, 2002, because the fair value of DPL’s Power Delivery business exceeded its book value carrying amount, including goodwill.

Note 2.     Related Party Transactions

For background information concerning DPL’s contracts with Conectiv Energy Supply, Inc. (CESI) for the purchase of electric energy and capacity, see Note 2 to the Consolidated Financial Statements included in Item 8 of Part II to DPL’s 2001 Annual Report on Form 10-K.

DPL’s operating expenses and revenues include amounts for transactions with CESI and other Conectiv subsidiaries. DPL purchased electric energy and capacity from CESI in the amounts of $148.9 million and $286.2 million during the three- and six-months ended June 30, 2002, respectively, and $13.4 million and $21.3 million during the three- and six-months ended June 30, 2001, respectively. DPL also leased certain assets to other Conectiv subsidiaries, and operating revenues included $2.9 million and $5.2 million for the three- and six-months ended June 30, 2002, respectively, and $4.3 million and $9.8 million for the three- and six-months ended June 30, 2001, respectively, for these transactions.

Note 3.     Supplemental Cash Flow Information

	Six Months Ended June 30,

	2002	2001

	(Dollars in thousands)
Cash paid (received) for:
Interest, net of amounts capitalized	$21,415	$35,345
Income taxes, net of refunds	$(23,088)	$9,788

Note 4.     Income Taxes

The amounts computed by multiplying “Income before income taxes” by the federal statutory rate is reconciled in the table below to income tax expense on continuing operations.

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal income tax expense	$5,008	35%	$88,158	35%	$17,418	35%	$111,165	35%
State income taxes, net of federal benefit	988	7	14,072	6	2,904	6	17,698	6
Depreciation	500	3	770	—	1,000	2	1,539	—
Regulatory asset basis difference	—	—	4,876	2	—	—	4,876	2
Investment tax credit amortization	(237)	(1)	(4,775)	(2)	(473)	(1)	(5,331)	(2)
Other, net	(270)	(2)	1,444	1	(259)	(1)	1,401	—

	$5,989	42%	$104,545	42%	$20,590	41%	$131,348	41%

Note 5.     Gains on Sales of Electric Generating Plants

As disclosed in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of DPL’s 2001 Annual Report on Form 10-K, DPL realized a gain on June 22, 2001 on the sale of ownership interests in fossil fuel-fired electric generating plants (954 megawatts (MW) of capacity), including the Indian River electric generating plant. The $221.2 million pre-tax gain ($129.4 million after taxes) recorded in the second quarter of 2001 is included in operating revenues in the Consolidated Statements of Income for the three and six months ended June 30, 2001.

The second quarter 2001 gain on the sale of electric generating plants was recorded net of estimated selling expenses, including anticipated environmental clean-up costs for the Indian River electric generating plant. In the first quarter of 2002, DPL reached an agreement with an insurer to settle DPL’s insurance claim for environmental clean-up costs associated with the Indian River electric generating plant. Due to DPL’s insurance claim settlement and revised estimates of selling expenses, the gain on the sale of the plants increased by $11.6 million before income taxes ($6.9 million after income taxes) in the first quarter of 2002 and is included in operating revenues for the six months ended June 30, 2002.

Note 6.     Debt

On February 1, 2002, DPL redeemed $27.5 million of 8.5% First Mortgage Bonds, due February 1, 2022.

On behalf of DPL, the Delaware Economic Development Authority issued $46 million of long-term bonds and loaned the proceeds to DPL on May 30, 2002. The bonds issued included $15.0 million of variable rate Exempt Facilities Refunding Bonds, due May 1, 2032, and $31.0 million of 5.2% Pollution Control Refunding Revenue Bonds, due February 1, 2019. The bonds that were issued are not secured by a mortgage or security interest in property of DPL. On June 3, 2002, DPL used the proceeds to redeem $46.0 million of bonds outstanding, including $15.0 million of 6.85% bonds, due May 1, 2022, and $31.0 million of 6.75% bonds, due May 1, 2019.

On June 1, 2002, DPL redeemed $2.0 million of 6.95% Amortizing First Mortgage Bonds.

Effective with the Conectiv/Pepco Merger, Pepco Holdings, Inc. entered into a $1.5 billion credit agreement for general corporate purposes, including commercial paper back-up. Under the Pepco Holdings, Inc. credit agreement, a borrowing sublimit of $1.0 billion exists for Pepco Holdings Inc. and a borrowing sublimit of $500 million exists for aggregate borrowings by Pepco, DPL, and Atlantic City Electric Company (ACE), limited to $300 million for each such borrower. DPL’s previous credit agreement of $105 million was terminated.

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

DPL is currently a potentially responsible party at three federal superfund sites. At one of these sites, DPL has resolved its liability for clean up costs through a de minimis settlement with the government. At this site, DPL may be liable for a claim by the state or federal government for natural resource damages. DPL also is alleged to be a third-party contributor at three other federal superfund sites. In addition, DPL has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. Also, the Delaware Department of Natural Resources and Environmental Control (DNREC) notified DPL in 1998 that it is a potentially responsible party liable for clean-up of the Wilmington Public Works Yard as a former owner of the property. DPL’s current liabilities included $15.6 million as of June 30, 2002 ($14.5 million as of December 31, 2001) for clean-up and other potential costs related to these sites. The accrued liability as of June 30, 2002 includes $10.5 million for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with DNREC during 2001. DPL does not expect such future costs to have a material effect on DPL’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition of Conectiv

The following information updates the disclosure Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of DPL’s 2001 Annual Report on Form 10-K concerning the Agreement and Plan of Merger among Pepco Holdings, Inc. (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco) (the Conectiv/Pepco Merger Agreement). On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. in a transaction pursuant to the Conectiv/Pepco Merger Agreement, in which Pepco and Conectiv merged with subsidiaries of Pepco Holdings, Inc. (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Pepco and Conectiv and their respective subsidiaries (including DPL) each became subsidiaries of Pepco Holdings, Inc. DPL continues as a wholly-owned, direct subsidiary of Conectiv.

The MPSC and the DPSC issued orders on April 11 and 16, 2002, respectively, approving the Conectiv/Pepco Merger. The orders issued by the DPSC and MPSC require approximately $1.5 million of contributions to certain funds. For additional information concerning the terms of the MPSC and DPSC orders, see Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of DPL’s 2001 Annual Report on Form 10-K.

Gains on Sales of Electric Generating Plants

As disclosed in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of DPL’s 2001 Annual Report on Form 10-K, DPL realized a gain on June 22, 2001 on the sale of ownership interests in fossil fuel-fired electric generating plants (954 megawatts (MW) of capacity), including the Indian River electric generating plant. The $221.2 million pre-tax gain ($129.4 million after taxes) recorded in the second quarter of 2001 is included in operating revenues in the Consolidated Statements of Income for the three and six months ended June 30, 2001.

The second quarter 2001 gain on the sale of electric generating plants was recorded net of estimated selling expenses, including anticipated environmental clean-up costs for the Indian River electric generating plant. In the first quarter of 2002, DPL reached an agreement with an insurer to settle DPL’s insurance claim for environmental clean-up costs associated with the Indian River electric generating plant. Due to DPL’s insurance claim settlement and revised estimates of selling expenses, the gain on the sale of the plants increased by $11.6 million before income taxes ($6.9 million after income taxes) in the first quarter of 2002 and is included in operating revenues for the six months ended June 30, 2002.

Related Party Transactions

For background information concerning DPL’s contracts with CESI for the purchase of electric energy and capacity, see Note 2 to the Consolidated Financial Statements included in Item 8 of Part II to DPL’s 2001 Annual Report on Form 10-K.

DPL’s operating expenses and revenues include amounts for transactions with CESI and other Conectiv subsidiaries. DPL purchased electric energy and capacity from CESI in the amounts of $148.9 million and $286.2 million during the three- and six-months ended June 30, 2002, respectively, and $13.4 million and $21.3 million during the three- and six-months ended June 30, 2001, respectively. DPL also leased certain assets to other Conectiv subsidiaries, and operating revenues included $2.9 million and $5.2 million for the three- and six-months ended June 30, 2002, respectively, and $4.3 million and $9.8 million for the three- and six-months ended June 30, 2001 for these transactions.

Earnings Results Summary

Earnings applicable to common stock decreased $138.3 million to $7.9 million for the second quarter of 2002, from $146.2 million for the second quarter of 2001. After excluding the $129.4 million after-tax gain from the sale of electric generating plants included in earnings for the second quarter of 2001, earnings decreased $8.9 million in the second quarter of 2002 primarily due to the sale of electric generating plants on June 22, 2001. Operating results were unfavorably affected by the sale of the plants due to the cost of replacing the electricity produced by the plants and lower interchange sales, partly offset by lower operating and maintenance, depreciation, and interest costs.

Earnings applicable to common stock decreased $155.4 million to $28.4 million for the six months ended June 30, 2002, from $183.8 million for the six months ended June 30, 2001. After excluding after-tax gains from the sale of electric generating plants of $6.9 million and $129.4 million for the six months ended June 30, 2002 and 2001, respectively, earnings decreased $32.9 million primarily due to the sale of electric generating plants on June 22, 2001. Operating results were unfavorably affected by the sale of the plants due to the cost of replacing the electricity produced by the plants and lower interchange sales, partly offset by lower operating and maintenance, depreciation, and interest costs. The adjusted earnings decrease of $32.9 million also includes $9.8 million for the first quarter of 2001 gain on the termination of DPL’s membership in a nuclear mutual insurance company, as discussed in Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of DPL’s 2001 Annual Report on Form 10-K.

Electric Revenues

Electric revenues decreased by $7.2 million to $247.4 million for the second quarter of 2002, from $254.6 million for the second quarter of 2001. Electric revenues decreased by $30.8 million to $484.5 million for the six months ended June 30, 2002, from $515.3 million for the six months ended June 30, 2001. These decreases were primarily attributed to lower interchange and resale sales due to the sale of electric generating plants, partly offset by an increase in retail revenues due to less use of alternative suppliers by customers and other retail variances. For the six months ended June 30, 2002, retail revenues also reflect the effect of lower customer usage of electricity due to warmer winter weather in 2002.

The gross margin earned from total electric revenues is equal to electric revenues less “electric fuel and purchased energy and capacity.” The gross margin earned from electric revenues decreased $32.6 million to $86.2 million for the second quarter of 2002, from $118.8 million for the second quarter of 2001. The gross margin earned from electric revenues decreased $65.8 million to $173.7 million for the six months ended June 30, 2002, from $239.5 million for the six months ended June 30, 2001. The decreases in gross margin were attributed to the unfavorable revenue variances discussed above and the cost of replacing the electricity produced by DPL’s electric generating plants.

Gas Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Dollars in millions)
Regulated gas revenues	$27.8	$31.2	$91.4	$103.4
Non-regulated gas revenues	8.1	24.4	16.7	54.7

Total gas revenues	$35.9	$55.6	$108.1	$158.1

The table above shows the amounts of gas revenues from sources which were subject to price regulation (regulated) and which were not subject to price regulation (non-regulated). DPL’s on-system sales and transportation of natural gas are generally subject to price regulation.

The gross margin (gas revenues less gas purchased) from total gas revenues was $9.8 million for the second quarter of 2002, compared to $9.0 million for the second quarter of 2001. The gross margin from total gas revenues decreased $2.3 million to $29.5 for the six months ended June 30, 2002, from $31.8 million for the six months ended June 30, 2001. The $2.3 million decrease was mainly due to lower volumes of regulated gas delivered due to warmer winter weather.

“Regulated gas revenues” decreased by $3.4 million for the second quarter of 2002 and by $12.0 million for the six months ended June 30, 2002, primarily due to lower volumes of natural gas sold to retail customers due to warmer winter weather in 2002.

“Non-regulated gas revenues” decreased by $16.3 million to $8.1 million for the second quarter of 2002, from $24.4 million for the second quarter of 2001. “Non-regulated gas revenues” decreased by $38.0 million to $16.7 million for the six months ended June 30, 2002, from $54.7 million for the six months ended June 30, 2001. These revenue decreases were mainly due to reduced off-system sales opportunities due to the warmer winter weather. The gross margin earned from “non-regulated gas revenues” was insignificant and the decrease in revenues had little effect on earnings.

Operating Expenses

Electric Fuel and Purchased Energy and Capacity

“Electric fuel and purchased energy and capacity” increased by $25.4 million to $161.2 million for the second quarter of 2002, from $135.8 million for the second quarter of 2001. “Electric fuel and purchased energy and capacity” increased by $35.1 million to $310.9 million for the six months ended June 30, 2002, from $275.8 million for the six months ended June 30, 2001. These increases were primarily due to the cost of replacing the electricity produced by DPL’s electric generating plants that were sold on June 22, 2001.

Gas Purchased

Gas purchased decreased by $20.5 million to $26.1 million for the second quarter of 2002, from $46.6 million for the second quarter of 2001. Gas purchased decreased by $47.7 million to $78.6 million for the six months ended June 30, 2002, from $126.3 million for the six months ended June 30, 2001. These decreases were attributed to lower volumes of gas purchased, primarily related to off-system non-regulated sales, due to the reduction in demand attributed to warmer winter weather.

Operation and Maintenance Expenses

Operation and maintenance expenses decreased by $6.5 million for the second quarter of 2002 mainly due the sale of electric generating plants on June 22, 2001, partly offset by higher pension and other postretirement benefits expense. Operation and maintenance expenses increased $10.5 million for the six months ended June 30, 2002, mainly due to $16.3 million received by DPL in the first quarter of 2001 for termination of its membership in a nuclear mutual insurance company and higher pension and other postretirement benefits expense, partly offset by decreases from the sale of electric generating plants.

Depreciation and Amortization

Depreciation and amortization expenses decreased $5.7 million for the second quarter of 2002 and $11.5 million for the six months ended June 30, 2002 primarily due to the sale of electric generating plants.

Other Income

Other income decreased $3.2 million for the second quarter of 2002 and $4.0 million for the six months ended June 30, 2002 mainly due to lower interest income and a prior-year gain on the sale of property.

Income Taxes

Income taxes decreased $98.6 million to $6.0 million for the second quarter of 2002, from $104.5 million for the second quarter of 2001, mainly due to lower income before income taxes. Income taxes decreased $110.7 million to $20.6 million for the six months ended June 30, 2002, from $131.3 million for the six months ended June 30, 2001, mainly due to lower income before income taxes.

Liquidity and Capital Resources

Due to $143.2 million of cash provided by operating activities, $33.5 million of cash used by investing activities, and $57.9 million of cash used by financing activities, cash and cash equivalents increased by $51.8 million during the six months ended June 30, 2002.

The net cash provided by operating activities decreased by $17.8 million to $143.2 million for the six months ended June 30, 2002, from $161.0 million for the six months ended June 30, 2001. The decrease in cash flow was primarily due to lower electric and gas revenues and the sale of the electric generating plants, which caused more electricity to be purchased, partly offset by positive cash flow variances that resulted from collection of deferred purchased gas costs from customers, lower income tax payments, and lower interest expense payments.

DPL’s capital expenditures for the six months ended June 30, 2002 of $44.0 million were primarily for the electric transmission and distribution systems of DPL. Cash flows from investing activities for the six months ended June 30, 2002 also include $10.0 million from an insurance claim settlement for environmental clean-up costs associated with the Indian River electric generating plant, which was sold June 22, 2001, and is classified as “proceeds from sales of electric generating plants.”

The items that resulted in $57.9 million of net cash used by financing activities for the six months ended June 30, 2002 included the following (i) $24.9 million of cash used for common stock dividends paid to Conectiv; (ii) $46.0 million of cash proceeds from bonds issued on behalf of DPL, including $15.0 million of variable rate bonds due May 1, 2032 and $31.0 million of 5.2% bonds due February 1, 2019; (iii) $75.5 million of cash used to redeem long-term debt, including $27.5 million of 8.5% First Mortgage Bonds redeemed on February 1, 2002, $46.0 million of other long-term bonds (6.78% average fixed rate) redeemed on June 3, 2002, and $2.0 million of 6.95% Amortizing First Mortgage Bonds redeemed on June 1, 2002; and (iv) $3.5 million of other uses of cash.

DPL’s capital structure expressed as a percentage of total capitalization, is shown below as of June 30, 2002, and December 31, 2001.

	June 30, 2002	December 31, 2001

Common stockholder’s equity	41.5%	40.5%
Preferred stock	2.1%	2.1%
Preferred trust securities	5.0%	4.9%
Long-term debt and variable rate demand bonds	48.0%	47.2%
Current maturities of long-term debt	3.4%	5.3%

DPL’s ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends under the SEC Methods are shown below. See Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.

	Six Months Ended June 30,	Year Ended December 31,

	2002	2001	2000	1999	1998	1997

Ratio of Earnings to Fixed Charges (SEC Method)	2.75	5.74	3.47	3.65	2.92	2.83
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (SEC Method)	2.62	5.28	3.20	3.37	2.72	2.63

Effective with the Conectiv/Pepco Merger, Pepco Holdings, Inc. entered into a $1.5 billion credit agreement for general corporate purposes, including commercial paper back-up. Under the Pepco Holdings, Inc. credit agreement, a borrowing sublimit of $1.0 billion exists for Pepco Holdings Inc. and a borrowing sublimit of $500 million exists for aggregate borrowings by Pepco, DPL, and ACE, limited to $300 million for each such borrower. DPL’s previous credit agreement of $105 million was terminated.

On May 8, 2002, Moody’s Investor Service (Moody’s) issued a press release confirming the securities ratings of DPL. On May 14, 2002, Standard & Poor’s (S&P) issued a press release lowering the corporate credit ratings of DPL and announcing ratings actions for DPL’s securities, some of which included downgrades.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”) provides a “safe harbor” for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statements. Forward-looking statements have been made in this Report. Such statements are based on beliefs of DPL’s management (“Management”) as well as assumptions made by and information currently available to Management. When used herein, the words “will,” “anticipate,” “estimate,” “expect,” “objective,” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among other, the following: prevailing federal and state governmental policies and regulatory actions affecting the energy industry, including without limitation with respect to allowed rates of return, industry and rate structures, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, deregulation of energy supply, unbundling of delivery services, and present or prospective wholesale and retail competition (including without limitation retail wheeling and transmission costs); an increasingly competitive and volatile energy marketplace, including without limitation volatility in market demand and prices for energy, capacity and fuel and competition for new energy development opportunities and other opportunities; potential negative impacts resulting from an economic downturn; ability to secure electric and natural gas supply to fulfill sales commitments at favorable prices; operating performance of power plants; sales retention and growth; population growth rates and demographic patterns; growth in demand, sales and capacity to fulfill demand; the effects of weather; changes in construction or project costs; unanticipated changes in operating expenses and capital expenditures; operating restrictions; increased costs and construction delays attributable to environmental and safety laws, regulations and policies; legal and administrative proceedings (whether civil or criminal) and settlements that influence the company’s business and profitability; changes in tax rates or policies or in rates of inflation; restrictions on the ability to obtain financing and other restrictions imposed by the Public Utility Holding Company Act of 1935; capital market conditions; interest rate fluctuations and credit market concerns; and effects of geopolitical events, including the threat of domestic terrorism.

Any forward-looking statements speak only as of the date of this Report and DPL undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for DPL to predict all such factors, nor can it assess the impact of any such factor on DPL’s business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as admission regarding the adequacy of disclosures made prior to the effective date of the Litigation Reform Act.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As previously disclosed under “Quantitative and Qualitative Disclosures About Market Risk” beginning on page II-13 to DPL’s 2001 Annual Report on Form 10-K, DPL is subject to certain market risks. There were no material changes in DPL’s level of market risks as of June 30, 2002 compared to December 31, 2001.

PART II. OTHER INFORMATION

Item 5.     Other Information

The following information updates the disclosure in Part I of DPL’s 2001 Annual Report on Form 10-K concerning the PJM Interconnection, L.L.C. (PJM). On April 1, 2002, the transmission system of Allegheny Power began operating under the PJM’s functional control as PJM West. Allegheny Power operates in parts of Maryland, Ohio, Pennsylvania, Virginia, and West Virginia. On June 26, 2002, American Electric Power, Commonwealth Edison, Illinois Power, and National Grid signed a memorandum of understanding with PJM to develop an independent transmission company that would operate as part of PJM West and expand the size of PJM West. On June 25, 2002, Dominion and PJM signed an agreement, which is subject to regulatory approvals, for Dominion’s transmission lines to be operated on a regional basis by PJM, as PJM South.

With the exception of Thomas S. Shaw, DPL’s Board of Directors, as reported in Item 10 of Part III of DPL’s 2001 Annual Report on Form 10-K, were replaced in connection with the change in control that resulted from the Conectiv/Pepco Merger. The following persons were named to the new Board of Directors effective August 1, 2002:

  John M. Derrick, Jr., Chairman
  Dennis R. Wraase, Director
  William T. Torgerson, Director
  Andrew W. Williams, Director
  Thomas S. Shaw, Director
  Joseph M. Rigby, Director.

John M. Derrick, Jr. is Chairman and Chief Executive Officer of PHI. Dennis R. Wraase is President and Chief Operating Officer of PHI. Andrew W. Williams is Senior Vice President and Chief Financial Officer of PHI. Thomas S. Shaw is Executive Vice President of PHI. Joseph M. Rigby is President of DPL.

The executive officers of DPL, as previously reported on page I-6 in Part I of DPL’s 2001 Annual Report on Form 10-K changed as a result of the Conectiv/Pepco Merger, effective August 1, 2002. Howard E. Cosgrove and John C. Van Roden were replaced. Thomas S. Shaw was elected Chief Executive Officer of DPL. Joseph M. Rigby was elected President of DPL. James P. Lavin was elected Senior Vice President and Chief Financial Officer of DPL through and including August 14, 2002. After August 14, 2002, Andrew W. Williams is expected to be Senior Vice President and Chief Financial Officer of DPL and James P. Lavin is expected to be Vice President and Controller of DPL. Barbara S. Graham is Senior Vice President of DPL.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 99, Certificate of Chief Executive Officer and Chief Financial Officer

(b)    Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELMARVA POWER & LIGHT COMPANY (Registrant)
Date: August 14, 2002	/s/ Thomas S. Shaw

Thomas S. Shaw, Chief Executive Officer

/s/ James P. Lavin

James P. Lavin, Senior Vice President and Chief Financial Officer