Form 10-Q
period 2002-09-30
DELMARVA POWER & LIGHT CO /DE/
filed 2002-11-13
CIK 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended			September 30, 2002
Commission File Number			1-1405

Delmarva Power & Light Company (Exact name of registrant as specified in its charter)

Delaware and Virginia (State or other jurisdiction of incorporation or organization)			51-0084283 (I.R.S. Employer Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware (Address of principal executive office)			19899 (Zip Code)
202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
All 1,000 issued and outstanding shares of Delmarva Power & Light Company common stock, $2.25 per share par value, are owned by Conectiv.
DELMARVA POWER & LIGHT COMPANY Table of Contents
		Page
Part I. Financial Information:
Item 1.	Financial Statements
	Consolidated Statements of Income for the three and nine months ended September 30, 2002, and September 30, 2001	1
	Consolidated Balance Sheets as of September 30, 2002, and December 31, 2001	2-3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002, and September 30, 2001	4
	Notes to Consolidated Financial Statements	5-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K	17
Signatures and Certifications		18-23

Part 1. FINANCIAL INFORMATION Item 1. Financial Statements DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

OPERATING REVENUES
Electric	$318,054	$315,569	$802,593	$830,860
Gain on sale of electric plants	-	-	11,600	221,224
Gas	23,330	28,393	131,380	186,503
Other services	2,663	6,161	8,508	17,392
	344,047	350,123	954,081	1,255,979
OPERATING EXPENSES
Electric fuel and purchased energy and capacity	214,184	228,024	525,049	503,815
Gas purchased	17,087	22,660	95,637	148,952
Other services' cost of sales	2,711	6,026	7,875	16,255
Operation and maintenance	46,093	46,429	131,379	121,247
Merger-related costs	9,731	-	9,731	-
Depreciation and amortization	21,201	20,897	63,040	74,188
Taxes other than income taxes	9,449	8,925	26,924	26,450
	320,456	332,961	859,635	890,907
OPERATING INCOME	23,591	17,162	94,446	365,072

OTHER INCOME	2,045	6,555	6,957	15,382

INTEREST EXPENSE
Interest charges	10,637	13,953	34,382	50,545
Allowance for borrowed funds used during construction and capitalized interest	64	(206)	(523)	(520)
	10,701	13,747	33,859	50,025

PREFERRED DIVIDEND REQUIREMENT ON PREFERRED SECURITIES OF A SUBSIDIARY TRUST	1,422	1,421	4,266	4,265

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	13,513	8,549	63,278	326,164

INCOME TAXES, EXCLUDING INCOME TAXES APPLICABLE TO EXTRAORDINARY ITEM	5,761	3,972	26,351	135,320

INCOME BEFORE EXTRAORDINARY ITEM	7,752	4,577	36,927	190,844

EXTRAORDINARY ITEM (Net of Income Taxes of $1,885)	-	(2,790)	-	(2,790)

NET INCOME	7,752	1,787	36,927	188,054

DIVIDENDS ON PREFERRED STOCK	409	852	1,227	3,335

EARNINGS APPLICABLE TO COMMON STOCK	$ 7,343	$ 935	$ 35,700	$184,719
See accompanying Notes to Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited)
ASSETS	September 30, 2002	December 31, 2001

Current Assets
Cash and cash equivalents	$206,698	$174,876
Accounts receivable, net of allowances of $15,777 and $17,270, respectively
	178,302	187,309
Inventories, at average cost
Fuel (coal, oil and gas)	17,195	16,353
Materials and supplies	14,848	13,636
Prepayments	9,640	6,885
Deferred energy supply costs	-	25,525
	426,683	424,584

Investments	3,868	5,192

Property, Plant and Equipment
Electric transmission and distribution	1,548,308	1,497,259
Gas transmission and distribution	294,943	284,983
Other electric and gas facilities	140,372	141,603
Other property, plant and equipment	5,256	5,231
	1,988,879	1,929,076
Less: Accumulated depreciation	783,976	749,451
Net plant in service	1,204,903	1,179,625
Construction work-in-progress	70,957	76,718
Intangibles	22,695	24,897
Goodwill, net	48,459	48,459
	1,347,014	1,329,699

Deferred Charges and Other Assets
Regulatory assets
Deferred recoverable stranded costs	63,571	65,702
Other regulatory assets	39,517	53,702
Prepaid employee benefits costs	193,899	192,181
Unamortized debt expense	10,333	10,084
Other	717	2,313
	308,037	323,982
Total Assets	$2,085,602	$2,083,457
See accompanying Notes to Consolidated Financial Statements.
DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited)
CAPITALIZATION AND LIABILITIES	September 30, 2002	December 31, 2001

Current Liabilities
Long-term debt due within one year	$133,193	$75,461
Variable rate demand bonds	104,830	104,830
Accounts payable	56,073	64,407
Accounts payable to affiliated companies	31,491	20,002
Taxes accrued	148,590	90,962
Interest accrued	13,018	11,093
Other	66,289	79,348
	553,484	446,103

Deferred Credits and Other Liabilities
Deferred income taxes, net	283,910	290,319
Deferred investment tax credits	13,795	14,504
Above-market purchased energy contracts and other electric restructuring liabilities	58,065	68,711
Other	13,260	16,258
	369,030	389,792

Capitalization
Common stock, $2.25 par value; 1,000,000 shares authorized; 1,000 shares outstanding	2	2
Additional paid-in-capital	213,405	213,405
Retained earnings	367,454	364,871
Total common stockholder's equity	580,861	578,278
Preferred stock not subject to mandatory redemption	29,583	29,583
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company debentures	70,000	70,000
Long-term debt	482,644	569,701
	1,163,088	1,247,562

Commitments and Contingencies (Note 7)

Total Capitalization and Liabilities	$2,085,602	$2,083,457
See accompanying Notes to Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	Nine Months Ended September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 36,928	$188,054
Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sales of electric generating plants	(11,600)	(221,224)
Depreciation and amortization	62,468	74,244
Deferred income taxes, net	(6,167)	(42,554)
Investment tax credit adjustments, net	(709)	(5,569)
Deferred energy supply costs	35,418	(12,984)
Net change in:
Accounts receivable	8,555	106,052
Inventories	(2,054)	(15,584)
Accounts payable	(5,056)	(79,634)
Taxes accrued	57,628	164,519
Other current assets and liabilities (1)	2,238	(23,143)
Other, net	(8,071)	(15,733)
Net cash provided by operating activities	169,578	116,444

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(66,832)	(75,001)
Proceeds from sales of electric generating plants	10,000	528,215
Proceeds from other assets sold	324	8,543
Other, net	338	1,689
Net cash provided (used) by investing activities	(56,170)	463,446

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(47,489)	(66,294)
Preferred dividends paid	(1,228)	(3,070)
Long-term debt issued	46,000	59,000
Long-term debt redeemed	(75,461)	(314,403)
Preferred stock redeemed	-	(59,871)
Costs of issuances and redemptions	(3,296)	(16,737)
Other, net	(112)	(54)
Net cash used by financing activities	(81,586)	(401,429)
Net change in cash and cash equivalents	31,822	178,461
Cash and cash equivalents at beginning of period	174,876	94,604
Cash and cash equivalents at end of period	$206,698	$273,065
(1) Other than debt and deferred income taxes classified as current. See accompanying Notes to Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Financial Statement Presentation

The consolidated condensed interim financial statements contained herein include the accounts of Delmarva Power & Light Company (DPL) and its wholly owned subsidiary and reflect all adjustments, consisting of only normal recurring adjustments, necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures that would substantially duplicate the disclosures in DPL's 2001 Annual Report on Form 10-K have been omitted. Accordingly, DPL's consolidated condensed interim financial statements contained herein should be read in conjunction with DPL's 2001 Annual Report on Form 10-K.

The following information updates the disclosures in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of DPL's 2001 Annual Report on Form 10-K concerning the Agreement and Plan of Merger among Pepco Holdings, Inc. (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco) (the Conectiv/Pepco Merger Agreement). On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. in a transaction pursuant to the Conectiv/Pepco Merger Agreement, in which Pepco and Conectiv merged with subsidiaries of Pepco Holdings, Inc. (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Pepco and Conectiv and their respective subsidiaries (including DPL) each became subsidiaries of Pepco Holdings, Inc. DPL continues as a wholly-owned, direct subsidiary of Conectiv.

The Maryland Public Service Commission (MPSC) and the Delaware Public Service Commission (DPSC) issued orders on April 11 and 16, 2002, respectively, approving the Conectiv/Pepco Merger. The orders issued by the DPSC and MPSC require approximately $1.5 million of contributions to certain funds. For additional information concerning the terms of the MPSC and DPSC orders, see Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of DPL's 2001 Annual Report on Form 10-K.

DPL's operating results for each of the three and nine months ended September 30, 2002 included costs related to the Conectiv/Pepco Merger of $9.7 million ($5.8 million after income taxes). The $9.7 million of costs included the following: (i) $8.2 million for stock options settled in cash, severances, and retention payments and (ii) $1.5 million for contributions to certain funds based on the terms of orders issued by the MPSC and DPSC, as noted above. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over DPL, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30)." SFAS No. 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, SFAS No. 4 is rescinded effective for fiscal years beginning after May 15, 2002. Due to the rescission of SFAS No. 4, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in DPL's Consolidated Statement of Income.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Effective January 1, 2002, DPL implemented SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," is no longer amortized. The portion of goodwill included in regulated utility rates ($15.4 million as of September 30, 2002 and $17.5 million as of December 31, 2001) has been reclassified from goodwill to "other non-current regulatory assets" and continues to be amortized as a regulatory asset.

For the three months ended September 30, 2001, net income was $1.8 million and net income adjusted to exclude the $0.2 million charge for goodwill amortization was $2.0 million. For the nine months ended September 30, 2001, net income was $188.1 million and net income adjusted to exclude the $0.6 million charge for goodwill amortization was $188.7 million.

DPL's goodwill balance of $48.5 million as of September 30, 2002 and December 31, 2001 is associated with Conectiv's Power Delivery business segment. Effective January 1, 2002, Conectiv redefined its business segments. Conectiv's Power Delivery business segment, which had previously included the operating results for delivering electricity to DPL's customers, as well as delivering and supplying natural gas at regulated rates to DPL's customers, now also includes the operating results for supplying electricity to DPL's customers. As a result, all material aspects of DPL's operations are conducted in Conectiv's Power Delivery business segment.

Based on the requirements of SFAS No. 142, DPL conducted a test for the impairment of goodwill as of January 1, 2002, by comparing the fair value of its Power Delivery business to its book value carrying amount, including goodwill. The test resulted in no impairment of goodwill, as of January 1, 2002, because the fair value of DPL's Power Delivery business exceeded its book value carrying amount, including goodwill.

Note 2. Related Party Transactions

For background information concerning DPL's contracts with Conectiv Energy Supply, Inc. (CESI) for the purchase of electric energy and capacity, see Note 2 to the Consolidated Financial Statements included in Item 8 of Part II to DPL's 2001 Annual Report on Form 10-K.

DPL's operating expenses and revenues include amounts for transactions with CESI and other Conectiv subsidiaries. DPL purchased electric energy and capacity from CESI in the amounts of $201.7 million and $487.9 million during the three- and nine-months ended September 30, 2002, respectively, and $30.4 million and $51.6 million during the three- and nine-months ended September 30, 2001, respectively. DPL also leased certain assets to other Conectiv subsidiaries, and operating revenues included $2.7 million and $7.9 million for the three- and nine-months ended September 30, 2002, respectively, and $5.3 million and $15.1 million for the three- and nine-months ended September 30, 2001, respectively, for these transactions.

Note 3. Supplemental Cash Flow Information
	Nine Months Ended September 30,
	2002 2001
	(Dollars in Thousands)
Cash paid (received) for:
Interest, net of amounts capitalized	$27,627	$53,229
Income taxes, net of refunds	$(22,201)	$25,574
Note 4. Income Taxes The amounts computed by multiplying "Income before income taxes" by the federal statutory rate is reconciled in the table below to income tax expense on continuing operations.
	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		2001		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Statutory federal income tax expense	$4,730	35%	$2,992	35%	$22,147	35%	$114,157	35%
State income taxes, net of federal benefit	735	6	518	6	3,638	6	18,216	6
Depreciation	500	4	770	9	1,500	2	2,309	1
Regulatory asset basis difference	-	-	-	-	-	-	4,876	1
Investment tax credit amortization	(237)	(2)	(238)	(3)	(709)	(1)	(5,569)	(2)
Other, net	33	-	(70)	(1)	(225)	-	1,331	-
	$5,761	43%	$3,972	46%	$26,351	42%	$135,320	41%

Note 5. Gains on Sales of Electric Generating Plants

As disclosed in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of DPL's 2001 Annual Report on Form 10-K, DPL realized a gain on June 22, 2001 on the sale of ownership interests in fossil fuel-fired electric generating plants (954 megawatts (MW) of capacity), including the Indian River electric generating plant. The $221.2 million pre-tax gain ($129.4 million after taxes) recorded in the second quarter of 2001 is included in operating revenues in the Consolidated Statements of Income for the nine months ended September 30, 2001.

The second quarter 2001 gain on the sale of electric generating plants was recorded net of estimated selling expenses, including anticipated environmental clean-up costs for the Indian River electric generating plant. In the first quarter of 2002, DPL reached an agreement with an insurer to settle DPL's insurance claim for environmental clean-up costs associated with the Indian River electric generating plant. Due to DPL's insurance claim settlement and revised estimates of selling expenses, the gain on the sale of the plants increased by $11.6 million before income taxes ($6.9 million after income taxes) in the first quarter of 2002 and is included in operating revenues for the nine months ended September 30, 2002.

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

On June 1, 2002, DPL redeemed $2.0 million of 6.95% Amortizing First Mortgage Bonds.

On October 1, 2002, DPL redeemed $30.0 million of 6.95% First Mortgage Bonds and $12.0 million of 6.59% Medium Term Notes.

Effective with the Conectiv/Pepco Merger, Pepco Holdings, Inc. entered into a $1.5 billion credit agreement for general corporate purposes, including commercial paper back-up. Under the Pepco Holdings, Inc. credit agreement, a borrowing sublimit of $1.0 billion exists for Pepco Holdings Inc. and a borrowing sublimit of $500 million exists for aggregate borrowings by Pepco, DPL, and Atlantic City Electric Company (ACE), limited to $300 million for each such borrower. DPL's previous credit agreement of $105 million was terminated.

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

DPL is currently a potentially responsible party at two federal superfund sites. At one of these sites, DPL has resolved its liability for clean up costs through a de minimis settlement with the government. At this site, DPL may be liable for a claim by the state or federal government for natural resource damages. DPL also is alleged to be a third-party contributor at one other federal superfund site. In addition, DPL has two former coal gasification sites in Delaware and one former coal gasification site in Maryland, each of which is a state superfund site. Also, the Delaware Department of Natural Resources and Environmental Control (DNREC) notified DPL in 1998 that it is a potentially responsible party liable for clean-up of the Wilmington Public Works Yard as a former owner of the property. DPL's current liabilities included $15.0 million as of September 30, 2002 ($14.5 million as of December 31, 2001) for clean-up and other potential costs related to these sites. The accrued liability as of September 30, 2002 includes $10.0 million for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with DNREC during 2001. DPL does not expect such future costs to have a material effect on DPL's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition of Conectiv by Pepco Holdings, Inc.

The following information updates the disclosures in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of Delmarva Power & Light Company's (DPL) 2001 Annual Report on Form 10-K concerning the Agreement and Plan of Merger among Pepco Holdings, Inc. (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco) (the Conectiv/Pepco Merger Agreement). On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. in a transaction pursuant to the Conectiv/Pepco Merger Agreement, in which Pepco and Conectiv merged with subsidiaries of Pepco Holdings, Inc. (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Pepco and Conectiv and their respective subsidiaries (including DPL) each became subsidiaries of Pepco Holdings, Inc. DPL continues as a wholly-owned, direct subsidiary of Conectiv.

The Maryland Public Service Commission (MPSC) and the Delaware Public Service Commission (DPSC) issued orders on April 11 and 16, 2002, respectively, approving the Conectiv/Pepco Merger. The orders issued by the DPSC and MPSC require approximately $1.5 million of contributions to certain funds. For additional information concerning the terms of the MPSC and DPSC orders, see Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of DPL's 2001 Annual Report on Form 10-K.

DPL's operating results for each of the three and nine months ended September 30, 2002 included costs related to the Conectiv/Pepco Merger of $9.7 million ($5.8 million after income taxes). The $9.7 million of costs included the following: (i) $8.2 million for stock options settled in cash, severances, and retention payments and (ii) $1.5 million for contributions to certain funds based on the terms of orders issued by the MPSC and DPSC, as noted above. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over DPL, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

Gains on Sales of Electric Generating Plants

As disclosed in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of DPL's 2001 Annual Report on Form 10-K, DPL realized a gain on June 22, 2001 on the sale of ownership interests in fossil fuel-fired electric generating plants (954 megawatts (MW) of capacity), including the Indian River electric generating plant. The $221.2 million pre-tax gain ($129.4 million after taxes) recorded in the second quarter of 2001 is included in operating revenues in the Consolidated Statements of Income for the nine months ended September 30, 2001.

The second quarter 2001 gain on the sale of electric generating plants was recorded net of estimated selling expenses, including anticipated environmental clean-up costs for the Indian River electric generating plant. In the first quarter of 2002, DPL reached an agreement with an insurer to settle DPL's insurance claim for environmental clean-up costs associated with the Indian River electric generating plant. Due to DPL's insurance claim settlement and revised estimates of selling expenses, the gain on the sale of the plants increased by $11.6 million before income taxes ($6.9 million after income taxes) in the first quarter of 2002 and is included in operating revenues for the nine months ended September 30, 2002.

Related Party Transactions

For background information concerning DPL's contracts with Conectiv Energy Supply, Inc. (CESI) for the purchase of electric energy and capacity, see Note 2 to the Consolidated Financial Statements included in Item 8 of Part II to DPL's 2001 Annual Report on Form 10-K.

DPL's operating expenses and revenues include amounts for transactions with CESI and other Conectiv subsidiaries. DPL purchased electric energy and capacity from CESI in the amounts of $201.7 million and $487.9 million during the three- and nine-months ended September 30, 2002, respectively, and $30.4 million and $51.6 million during the three- and nine-months ended September 30, 2001, respectively. DPL also leased certain assets to other Conectiv subsidiaries, and operating revenues included $2.7 million and $7.9 million for the three- and nine-months ended September 30, 2002, respectively, and $5.3 million and $15.1 million for the three- and nine-months ended September 30, 2001, respectively, for these transactions.

Earnings Results Summary

Earnings applicable to common stock increased $6.4 million to $7.3 million for the third quarter of 2002, from $0.9 million for the third quarter of 2001. After excluding the $2.8 million extraordinary loss from early extinguishment of debt included in earnings for the third quarter of 2001, earnings increased $3.6 million in the third quarter of 2002 primarily due to lower electric fuel costs. Operating results were favorably affected by increased weather-related electric sales and revenue and lower electric fuel, operating and maintenance, and interest costs, partially offset by one-time merger-related costs.

Earnings applicable to common stock decreased $149.0 million to $35.7 million for the nine months ended September 30, 2002, from $184.7 million for the nine months ended September 30, 2001. After excluding after-tax gains from the sale of electric generating plants of $129.4 million and the extraordinary loss from debt extinguishments of $2.8 million for the nine months ended September 30, 2001, earnings decreased $22.4 million primarily due to the sale of electric generating plants on June 22, 2001. Operating results were unfavorably affected by the sale of the plants due to the cost of replacing the electricity produced by the plants and lower interchange sales, partly offset by lower operating and maintenance, depreciation, and interest costs. The adjusted earnings decrease of $22.4 million also includes $9.8 million for the first quarter of 2001 gain on the termination of DPL's membership in a nuclear mutual insurance company, as discussed in Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of DPL's 2001 Annual Report on Form 10-K.

Extraordinary Item

During the third quarter of 2001, DPL repaid $253.7 million of long-term debt and refinanced $59.0 million of long-term bonds. The estimated portion of debt extinguishment costs which may not be recoverable through utility rates was expensed as a $2.8 million extraordinary item, after-taxes of $1.9 million ($4.7 million before taxes).

Electric Revenues

Electric revenues increased by $2.5 million to $318.1 million for the third quarter of 2002, from $315.6 million for the third quarter of 2001. Electric revenues decreased by $28.3 million to $802.6 million for the nine months ended September 30, 2002, from $830.9 million for the nine months ended September 30, 2001. The third quarter increase was primarily attributed to higher customer usage of electricity due to hotter summer weather in 2002, partly offset by lower interchange and resale sales due to the sale of electric generating plants in 2001 and a decrease in retail revenues due to more use of alternative suppliers by customers. The nine-month period decrease was primarily attributed to lower interchange and resale sales due to the sale of electric generating plants, partly offset by an increase in retail revenues due to higher customer usage of electricity during the third quarter of 2002.

Effective October 1, 2003, in accordance with the provisions of the Order of the Delaware Public Service Commission in Docket No. 01-194, dated April 16, 2002, approving the Conectiv/Pepco Merger, DPL will increase retail electric rates by approximately $4.4 million, or 0.9%, on an annualized basis. The overall increase in DPL's regulated electric revenues is dependent on DPL customers retaining DPL as their supplier of energy. Management cannot predict the results of customer choice in the future; however, any such impact could be material. For background information concerning the rate increase which resulted from the Conectiv/Pepco Merger, see Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K.

On October 15, 2002, the MPSC issued an order approving a settlement with DPL to extend its obligation to provide default service (as known as standard offer service, or SOS) to commercial and industrial customers through July 1, 2004. Absent the settlement, these customers were scheduled to lose their currently effective SOS on July 1, 2003, a year prior to most other customers throughout the State of Maryland.

The gross margin earned from total electric revenues is equal to electric revenues less "electric fuel and purchased energy and capacity." The gross margin earned from electric revenues increased $16.3 million to $103.8 million for the third quarter of 2002, from $87.5 million for the third quarter of 2001. The gross margin earned from electric revenues decreased $49.5 million to $277.5 million for the nine months ended September 30, 2002, from $327.0 million for the nine months ended September 30, 2001. The increase in the third quarter was attributed to the favorable revenue variance discussed above, as well as lower average fuel costs during this period in 2002. The nine-month period decrease in gross margin was attributed to the unfavorable revenue variance discussed above and the higher cost of replacing the electricity produced by DPL's electric generating plants.

Gas Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002 2001		2002 2001
	(Dollars in millions)
Regulated gas revenues	$15.5	$16.3	$106.9	$119.6
Non-regulated gas revenues	7.8	12.1	24.5	66.9
Total gas revenues	$23.3	$28.4	$131.4	$186.5

The table above shows the amounts of gas revenues from sources which were subject to price regulation (regulated) and which were not subject to price regulation (non-regulated). DPL's on-system sales and transportation of natural gas are generally subject to price regulation.

"Regulated gas revenues" decreased by $0.8 million for the third quarter of 2002 and by $12.7 million for the nine months ended September 30, 2002, primarily due to lower volumes of natural gas sold to retail customers due to warmer winter weather in 2002.

"Non-regulated gas revenues" decreased by $4.3 million to $7.8 million for the third quarter of 2002, from $12.1 million for the third quarter of 2001. "Non-regulated gas revenues" decreased by $42.4 million to $24.5 million for the nine months ended September 30, 2002, from $66.9 million for the nine months ended September 30, 2001. These revenue decreases were mainly due to reduced off-system sales opportunities due to the warmer winter weather. The gross margin earned from "non-regulated gas revenues" was insignificant and the decrease in revenues had little effect on earnings.

The gross margin (gas revenues less gas purchased) from total gas revenues was $6.2 million for the third quarter of 2002, compared to $5.7 million for the third quarter of 2001. The gross margin from total gas revenues decreased $1.8 million to $35.7 for the nine months ended September 30, 2002, from $37.5 million for the nine months ended September 30, 2001. The $1.8 million decrease was mainly due to lower volumes of regulated gas delivered due to warmer winter weather.

Operating Expenses

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" decreased by $13.8 million to $214.2 million for the third quarter of 2002, from $228.0 million for the third quarter of 2001. "Electric fuel and purchased energy and capacity" increased by $21.2 million to $525.0 million for the nine months ended September 30, 2002, from $503.8 million for the nine months ended September 30, 2001. The third quarter decrease was attributed to lower average fuel costs in 2002. The nine-month period increase was primarily due to the cost of replacing the electricity produced by DPL's electric generating plants that were sold on June 22, 2001.

Gas Purchased

Gas purchased decreased by $5.6 million to $17.1 million for the third quarter of 2002, from $22.7 million for the third quarter of 2001. Gas purchased decreased by $53.3 million to $95.6 million for the nine months ended September 30, 2002, from $148.9 million for the nine months ended September 30, 2001. These decreases were attributed to lower volumes of gas purchased, primarily related to off-system non-regulated sales, due to the reduction in demand attributed to warmer winter weather.

Operation and Maintenance Expenses

Operation and maintenance expenses were about the same for the third quarter of 2002 and 2001, mainly due to offsets of lower expenses resulting from the sale of electric generating plants on June 22, 2001 with higher pension and other postretirement benefits expense in 2002. Operation and maintenance expenses increased by $10.1 million to $131.4 million for the nine months ended September 30, 2002, from $121.3 million for the nine months ended September 30, 2001. The increase was mainly due to $16.3 million received by DPL in the first quarter of 2001 for termination of its membership in a nuclear mutual insurance company and higher pension and other postretirement benefits expense, partly offset by decreases from the sale of electric generating plants.

Merger-related Costs

DPL's operating results for each of the three and nine months ended September 30, 2002 included costs related to the Conectiv/Pepco Merger of $9.7 million ($5.8 million after income taxes). The $9.7 million of costs included the following: (i) $8.2 million for stock options settled in cash, severances, and retention payments and (ii) $1.5 million for contributions to certain funds based on the terms of orders issued by the MPSC and DPSC, as noted above. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over DPL, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

Depreciation and Amortization

Depreciation and amortization expenses were about the same for the third quarter of 2002 and 2001. Depreciation and amortization expenses decreased by $11.1 million to $63.0 million for the nine months ended September 30, 2002, from $74.1 million for the nine months ended September 30, 2001, primarily due to the sale of electric generating plants.

Other Income

Other income decreased by $4.5 million to $2.0 million for the third quarter of 2002, from $6.5 million for the third quarter of 2001. Other income decreased by $8.4 million to $7.0 million for the nine months ended September 30, 2002, from $15.4 million for the nine months ended September 30, 2001. Both decreases were mainly due to lower interest income and a prior-year gain on the sale of property.

Income Taxes

Income taxes increased by $1.8 million to $5.8 million for the third quarter of 2002, from $4.0 million for the third quarter of 2001, mainly due to higher income before income taxes. Income taxes decreased by $109.0 million to $26.3 million for the nine months ended September 30, 2002, from $135.3 million for the nine months ended September 30, 2001, mainly due to lower income before income taxes.

Liquidity and Capital Resources

Due to $169.6 million of cash provided by operating activities, $56.2 million of cash used by investing activities, and $81.6 million of cash used by financing activities, cash and cash equivalents increased by $31.8 million during the nine months ended September 30, 2002.

The net cash provided by operating activities increased by $53.2 million to $169.6 million for the nine months ended September 30, 2002, from $116.4 million for the nine months ended September 30, 2001. The increase in cash flow was primarily due to the collection of deferred purchased gas costs from customers, lower income tax payments, and lower interest expense payments partly offset by negative cash flow variances from lower electric and gas revenues and the sale of the electric generating plants, which caused more electricity to be purchased.

DPL's capital expenditures for the nine months ended September 30, 2002 of $66.8 million were primarily for the electric transmission and distribution systems of DPL. Cash flows from investing activities for the nine months ended September 30, 2002 also include $10.0 million from an insurance claim settlement for environmental clean-up costs associated with the Indian River electric generating plant, which was sold June 22, 2001, and is classified as "proceeds from sales of electric generating plants."

The items that resulted in $81.6 million of net cash used by financing activities for the nine months ended September 30, 2002 included the following: (i) $47.5 million of cash used for common stock dividends paid to Conectiv; (ii) $46.0 million of cash proceeds from bonds issued on behalf of DPL, including $15.0 million of variable rate bonds due May 1, 2032 and $31.0 million of 5.2% bonds due February 1, 2019; (iii) $75.5 million of cash used to redeem long-term debt, including $27.5 million of 8.5% First Mortgage Bonds redeemed on February 1, 2002, $46.0 million of other long-term bonds (6.78% average fixed rate) redeemed on June 3, 2002, and $2.0 million of 6.95% Amortizing First Mortgage Bonds redeemed on June 1, 2002; and (iv) $4.6 million of other uses of cash.

Capital expenditures for the electric and gas transmission and distribution systems are projected to total approximately $82.2 million for the year ended December 31, 2002. For the five-year period 2002-2006, utility capital expenditures are projected to total $532.9 million. These expenditures will be funded through cash provided from operating activities or through funds received from the issuance of short-term debt.

DPL's capital structure expressed as a percentage of total capitalization, is shown below as of September 30, 2002, and December 31, 2001.

	September 30, 2002	December 31, 2001
Common stockholder's equity	41.5%	40.5%
Preferred stock	2.1%	2.1%
Preferred trust securities	5.0%	4.9%
Long-term debt and variable rate demand bonds	41.9%	47.2%
Current maturities of long-term debt	9.5%	5.3%

DPL's ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends are shown below. See Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.

		Nine Months Ended September 30,	Year Ended December 31,
		2002	2001	2000	1999	1998	1997
Ratio of Earnings to Fixed Charges		2.53	5.74	3.47	3.65	2.92	2.83
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends		2.40	5.28	3.20	3.37	2.72	2.63

Effective with the Conectiv/Pepco Merger, Pepco Holdings, Inc. entered into a $1.5 billion credit agreement for general corporate purposes, including commercial paper back-up. Under the Pepco Holdings, Inc. credit agreement, a borrowing sublimit of $1.0 billion exists for Pepco Holdings Inc. and a borrowing sublimit of $500 million exists for aggregate borrowings by Pepco, DPL, and ACE, limited to $300 million for each such borrower. DPL's previous credit agreement of $105 million was terminated.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding the Company's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

The forward-looking statements contained and incorporated by reference herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond the Company's control and may cause actual results to differ materially from those contained in forward-looking statements:

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);

•		Changes in and compliance with environmental and safety laws and policies;
•		Weather conditions;
•		Population growth rates and demographic patterns;
•		Competition for retail and wholesale customers;
•		General economic conditions, including potential negative impacts resulting from an economic downturn;
•		Growth in demand, sales and capacity to fulfill demand;
•		Changes in tax rates or policies or in rates of inflation;
•		Changes in project costs;
•		Unanticipated changes in operating expenses and capital expenditures;
•		Capital market conditions;
•		Restrictions imposed by the Public Utility Holding Company Act of 1935;
•		Legal and administrative proceedings (whether civil or criminal) and settlements that influence our business and profitability;
•		Pace of entry into new markets;
•		Success in marketing services;
•		Trading counterparty credit risk;
•		Ability to secure electric and natural gas supply to fulfill sales commitments at favorable prices;
•		Volatility in market demand and prices for energy, capacity and fuel;
•		Interest rate fluctuations and credit market concerns; and
•		Effects of geopolitical events, including the threat of domestic terrorism.

Any forward-looking statements speak only as to the date of this Form 10-Q and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict all such factors, nor can the Company assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" beginning on page II-13 to DPL's 2001 Annual Report on Form 10-K, DPL is subject to certain market risks. There were no material changes in DPL's level of market risks as of September 30, 2002 compared to December 31, 2001.

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)   Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 99, Certificate of Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K

On August 2, 2002, DPL filed a Current Report on Form 8-K dated August 1, 2002, reporting on Item 1, Changes in Control of Registrant and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Delmarva Power & Light Company (Registrant)
Date: November 13, 2002		/s/ Andrew W. Williams Andrew W. Williams Senior Vice President and Chief Financial Officer
CERTIFICATIONS
I, Thomas S. Shaw, Chief Executive Officer of Delmarva Power & Light Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Delmarva Power & Light Company.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ T. S. Shaw _____________________________________ Thomas S. Shaw Chief Executive Officer
I, Andrew W. Williams, Chief Financial Officer of Delmarva Power & Light Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Delmarva Power & Light Company.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ A. W. Williams _____________________________________ Andrew W. Williams Senior Vice President and Chief Financial Officer

Exhibit 12-A
Delmarva Power & Light Company Ratio of Earnings to Fixed Charges (Dollars in Thousands)
	9 Months Ended September 30,	Year Ended December 31,
	2002	2001	2000	1999	1998	1997

Income before extraordinary item	$36,927	$203,409	$141,816	$142,179	$112,410	$105,709

Income taxes	26,351	141,810	81,510	95,321	72,276	72,155

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	35,268	63,765	77,178	77,790	81,132	78,350
Other interest	1,942	3,388	7,512	6,117	9,328	12,835
Preferred dividend require- ments of a subsidiary trust	4,266	5,687	5,687	5,687	5,688	5,687
Total fixed charges	41,476	72,840	90,377	89,594	96,148	96,872

Nonutility capitalized interest	-	-	-	-	-	(208)

Earnings before extraordinary item, income taxes, and fixed charges	$104,754	$418,059	$313,703	$327,094	$280,834	$274,528

Ratio of earnings to fixed charges	2.53	5.74	3.47	3.65	2.92	2.83

Exhibit 12-B
Delmarva Power & Light Company Ratio of Earnings to Fixed Charges and Preferred Dividends (Dollars in Thousands)
	9 Months Ended September 30,	Year Ended December 31,
	2002	2001	2000	1999	1998	1997

Income before extraordinary item	$36,927	$203,409	$141,816	$142,179	$112,410	$105,709

Income taxes	26,351	141,810	81,510	95,321	72,276	72,155

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	35,268	63,765	77,178	77,790	81,132	78,350
Other interest	1,942	3,388	7,512	6,117	9,328	12,835
Preferred dividend require- ments of a subsidiary trust	4,266	5,687	5,687	5,687	5,688	5,687
Total fixed charges	41,476	72,840	90,377	89,594	96,148	96,872

Nonutility capitalized interest	-	-	-	-	-	(208)

Earnings before extraordinary item, income taxes, and fixed charges	$104,754	$418,059	$313,703	$327,094	$280,834	$274,528

Fixed charges	$ 41,476	$ 72,840	$ 90,377	$ 89,594	$ 96,148	$ 96,872

Preferred dividend requirements	2,104	6,354	7,787	7,417	7,150	7,556

	$ 43,580	$ 79,194	$ 98,164	$ 97,011	$103,298	$104,428

Ratio of earnings to fixed charges and preferred dividends	2.40	5.28	3.20	3.37	2.72	2.63

Exhibit 99
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (Pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Delmarva Power & Light Company, certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Delmarva Power & Light Company for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

Dated: November 13, 2002	/s/ T. S. Shaw Thomas S. Shaw Chief Executive Officer
Dated: November 13, 2002	/s/ A. W. Williams Andrew W. Williams Senior Vice President and Chief Financial Officer